Form 10QSB
period 1997-09-30
DIDAX INC
filed 1997-11-10
CIK 1037599

                                 United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997.

                                     or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From ________________to
_______________.

Commission file number 333-25937

                                   DIDAX INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                           54-1831588
----------------                                   ------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

4501 Daly Dr., Suite 103
Chantilly, VA  20151
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)


                               (703-968-4808)
-------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                               Not applicable
-------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes          X          No
      --------------        -------------


                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:


Common Stock, $ .01 Par Value:   1,202,588 shares outstanding as of September 30, 1997
                                 3,542,588 shares outstanding as of October 3, 1997 (See pro-forma)

Transitional Small Business Disclosure Format (check 0ne):

Yes                   No         X
    --------------        --------------

                                     INDEX

Part I.       FINANCIAL INFORMATION                                                                PAGE
Item 1.       Financial Statements

                 Balance Sheets--September 30, 1997 and October 3, 1997 pro forma                    3

                 Statements of Operations--Three Months and Nine Months Ended
                     September 30, 1996 and 1997, and May 12, 1993 to September 30, 1997
                     Cumulative from Inception                                                       4

                 Statements of Cash Flows--Three Months and Nine Months Ended
                     September 30, 1996 and 1997, and May 12, 1993 to September 30, 1997
                     Cumulative from Inception                                                       5

                 Notes to Financial Statements--September 30, 1997                                   6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                          9

Part II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                      13

Signatures                                                                                          16

                                   DIDAX INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                September 30,       October 3,
                                                                                    1997               1997
                                                                               --------------     -------------
                                                                                 (unaudited)        Pro-Forma
                ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                     $9,827        $6,554,964
       Accounts receivable                                                           71,658            71,658
       Advances due from officer                                                     10,000            10,000
       Deferred costs, net                                                          638,149                --
                                                                               -------------      ------------
                Total current assets                                                729,634         6,636,622

PROPERTY AND EQUIPMENT, net                                                         124,622           124,622

OTHER ASSETS
       Deposits                                                                       9,553             9,553
                                                                               -------------      ------------
                Total other assets                                                    9,553             9,553
                                                                               -------------      ------------
TOTAL ASSETS                                                                       $863,809        $6,770,797
                                                                               =============      ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Short-term debt, officer and directors                                      $873,000        $       --
       Accounts payable                                                             302,923           302,923
       Accrued liabilities                                                          555,291           480,181
       Deferred revenue                                                               5,632             5,632
                                                                               -------------      ------------
                Total current liabilities                                         1,736,846           788,736

LONG-TERM DEBT                                                                    1,700,000                --
                                                                               -------------      ------------
                Total liabilities                                                 3,436,846           788,736

COMMITMENTS AND CONTINGENCIES                                                            --                --

COMMON STOCK SUBJECT TO POSSIBLE
       RECISSION, $.01 par value, 580,433 shares issued
       and outstanding                                                            1,743,399         1,743,399

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, $.01 par value, 20,000,000 shares
         authorized; 622,155 shares issued and outstanding                            6,222            29,622
       Common stock warrants                                                        127,659           666,722
       Additional paid-in capital                                                   933,697        10,731,921
       Deficit accumulated during development stage                              (5,384,014)       (7,189,603)
                                                                               -------------      ------------
                Total stockholders' equity (deficit)                             (4,316,436)        4,238,662
                                                                               -------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $863,809        $6,770,797
                                                                               =============      ============


  The accompanying notes are an integral part of these financial statements

                                   DIDAX INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                       For the Three Months            For the Nine Months          Cumulative
                                                        Ended September 30,            Ended September 30,        from Inception
                                                   ---------------------------    ----------------------------  (May 12, 1993) to
                                                        1996           1997           1996           1997       September 30, 1997
                                                   ------------   ------------    -------------  -------------  ------------------
                                                    (unaudited)    (unaudited)     (unaudited)    (unaudited)       (unaudited)
OPERATING REVENUES:
              Consulting services                  $    25,147    $    64,305     $     34,936   $    218,693      $    309,264
              Internet access                           42,354          3,631           70,626         31,592           112,963
              Retail sales                               3,468          4,393            7,452          8,901            17,735
              Advertising sales                             --          3,425               --          5,213             5,213
                                                   ------------   ------------    -------------  -------------     -------------
                     Total revenues                     70,969         75,754          113,014        264,399           445,175

OPERATING EXPENSES:
              Cost of goods and services                70,833         31,142          131,847        131,931           358,151
              Technical and development                155,721        137,938          528,829        425,918         1,453,454
              Sales and marketing                      238,091        210,576          849,536        881,020         2,202,619
              General and administrative               142,260        204,908          557,891        585,229         1,632,668
                                                   ------------   ------------    -------------  -------------     -------------
                     Total operating expenses          606,905        584,564        2,068,103      2,024,098         5,646,892
                                                   ------------   ------------    -------------  -------------     -------------

LOSS FROM OPERATIONS                                  (535,936)      (508,810)      (1,955,089)    (1,759,699)       (5,201,717)

OTHER INCOME (EXPENSE):
              Interest income                              105            527           10,868         15,980            31,745
              Gain on exchange of assets                 3,091             --            3,091             --             3,091
              Miscellaneous income                         519             63              520            584             1,332
              Interest expense                         (21,208)       (52,179)         (21,208)      (140,650)         (218,465)
                                                   ------------   ------------    -------------  -------------     -------------
                     Total other income (expenses)     (17,493)       (51,589)          (6,729)      (124,086)         (182,297)
                                                   ------------   ------------    -------------  -------------     -------------

NET LOSS                                           $  (553,429)   $  (560,399)    $ (1,961,820)  $ (1,883,785)     $ (5,384,014)
                                                   ============   ============    =============  =============     =============

Net loss per common share                               ($0.98)        ($0.85)          ($3.54)        ($2.97)
                                                   ============   ============    =============  =============

Weighted average number of
              common shares and common share
              equivalents outstanding                  569,557        662,199          554,370        634,512
                                                   ============   ============    =============  =============


  The accompanying notes are an integral part of these financial statements

                                   DIDAX INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                             For the Three Months        For the Nine Months         Cumulative
                                                              Ended September 30,        Ended September 30,       from Inception
                                                            ------------------------ ---------------------------  (May 12, 1993) to
                                                                1996        1997          1996        1997       September 30, 1997
                                                            -----------  ----------- -------------  ------------ ------------------
                                                            (unaudited)  (unaudited)  (unaudited)    (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                             $ (553,429)  $ (560,399) $ (1,961,820) $ (1,883,785)   $ (5,384,014)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                         18,816       32,506        47,208        93,467         178,237
          Amortization of debt discount charged
                  to interest expense                           13,593       30,676        13,593        86,270         127,660
          Common stock issued in lieu of cash for
                  professional services                             --           --            --        11,062          36,062
          Common stock donated                                      --           --            --       200,000         200,000
          Changes in assets and liabilities affecting
            operations:
                  Accounts receivable                          (12,787)      11,371       (45,432)      (25,208)        (71,658)
                  Inventory                                      4,105           --       (64,571)           --              --
                  Advances due from officer                         --           --        30,000            --         (10,000)
                  Prepaid expenses                                (600)         400        (1,000)       10,800          (9,553)
                  Accounts payable                              20,414       72,885       279,163        44,026         302,923
                  Accrued liabilities                            5,791      260,032       (25,688)      384,456         555,292
                  Deferred revenue                                 479        3,137         8,630         1,507           5,632
                                                             ----------   ----------  ------------  ------------    ------------
                          Net cash used by operating
                            activities:                       (503,618)    (149,392)   (1,719,917)   (1,077,405)     (4,069,419)
                                                             ----------   ----------  ------------  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                       3,109       (1,146)     (164,880)      (14,842)       (263,184)
                                                             ----------   ----------  ------------  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term debt                                 --           --            --     1,700,000       1,700,000
       Proceeds from short term debt, officer and director     476,000      250,000       476,000       250,000         873,000
       Proceeds from advances due to officer and director       (1,000)          --         4,000            --         242,000
       Repayment of advances due to officer and director       (30,000)          --       (30,000)     (212,000)       (242,000)
       Net proceeds from issuance of common stock                   --           --     1,213,399            --       2,447,256
       Deferred costs                                           (9,216)    (260,054)      (10,054)     (637,858)       (677,826)
                                                             ----------   ----------  ------------  ------------    ------------
          Net cash provided by (used in) financing
            activities                                         435,784      (10,054)    1,653,345     1,100,142       4,342,430
                                                             ----------   ----------  ------------  ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (64,725)    (160,592)     (231,452)        7,895           9,827

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                      80,590      170,419       247,317         1,932              --
                                                             ----------   ----------  ------------  ------------    ------------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                        $   15,865   $    9,827  $     15,865  $      9,827    $      9,827
                                                             ----------   ----------  ------------  ------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
       INFORMATION:
       Interest paid                                        $       --   $       --  $         --  $      2,238    $      7,122
                                                             ----------   ----------  ------------  ------------    ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
               Common Stock totaling $2,000 were issued in 1995 in settlement of a loan from an officer.




  The accompanying notes are an integral part of these financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)
                               SEPTEMBER 30, 1997

A.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in DIDAX INC.'s registration statement on Form SB-2 dated September 23, 1997.

A pro-forma balance sheet for the period ended October 3, 1997, is included to show the effect of the net proceeds received from DIDAX INC.'s initial public offering, filed with the Securities and Exchange Commission ("SEC") and listed on the Nasdaq Small Cap Market, which closed on that date. (See Note B.)

B.    THE COMPANY AND INITIAL PUBLIC OFFERING

DIDAX INC. is presented in the accompanying financial statements and prior to April 11, 1997, includes the accounts of Didax On-Line, L.C. ("DIDAX ON-LINE"), a Virginia limited liability company incorporated in Virginia on January 12, 1995, and Didax, Inc. an S-Corporation ("DIDAX, Inc.") incorporated on May 12, 1993 in Virginia. The assets and liabilities of DIDAX ON-LINE were previously held by DIDAX, Inc. The net assets of DIDAX, Inc. were contributed to DIDAX ON-LINE in exchange for 366,193 membership units in DIDAX ON-LINE on January 12, 1995. The members of DIDAX ON-LINE and the stockholders of DIDAX, Inc. voted to merge into DIDAX INC., a Delaware corporation ("DIDAX" or "the Company"). All references to number of shares, per share amounts, stock option data, and market prices of Common Stock for the three months and the nine months ended September 30, 1996, were restated to reflect the merger which was effective on April 11, 1997. Under the terms of this merger, the Company, among other things, issued a total of 1,160,376 shares of its Common Stock, representing 100% of its outstanding Common Stock subsequent to the Merger.

The Company's initial public offering (IPO) of securities listed on the Nasdaq Small Cap Market went effective on September 24, 1997. See the registration statement filed with the SEC on Form SB-2. The IPO closed on October 3, 1997 with gross proceeds of $10,539,063, which is comprised of $10,000,000 from the issuance of 2,000,000 shares of common stock, $468,750 from the issuance of 2,500,000 purchase warrants, and $70,313 for the over-allotment of an additional 375,000 purchase warrants. Proceeds, net of underwriter commission and offering costs, amounted to approximately $8,661,000. See Note C. The proceeds from this offering were used to repay outstanding debt as discussed in Notes D and E, which is also reflected in the October 3, 1997 pro-forma balance sheet. The remaining funds have been invested in an interest bearing money market account and will be used for continued product development and marketing, working capital, and to facilitate the expansion of the Company's business.

The Company intends to increase expenditures in connection with marketing and product development activities. The Company anticipates that losses will continue until such time as the Company is able to build an effective marketing and sales organization, and achieve market acceptance of its products and services.

C.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred costs at September 30, 1997 consisted of legal, accounting and other expenses associated with (1) the December 3, 1996 private placement of units of junior convertible subordinated notes which were amortized using the straight-line method over the term of the notes, see Note E and the Pro-Forma Balance Sheet dated October 3, 1997, and (2) the specific incremental costs directly attributable to the IPO, which were charged against the gross proceeds of the offering. See Note B. During the nine month period ended September 30, 1997, the Company incurred $128,511 and $509,895 of additional legal, accounting and underwriting costs in connection with the December 3, 1996 private placement mentioned above and the IPO, respectively. In addition, $1,345,816 of underwriter commission and offering costs were incurred at the closing of the IPO. Accordingly, on October 3, 1997, the date of closing, $1,878,375 of related IPO costs were charged to equity. See Note B and the Pro-Forma Balance Sheet referred to above.

D.    SHORT-TERM DEBT, OFFICER AND DIRECTOR

A director and an officer of the Company purchased junior subordinated notes in conjunction with the Company's private placement offering dated August 16, 1996 in the aggregate face value amount of $623,000. As part of the purchase of these junior subordinated debt securities, the purchasers earned warrants for the right to purchase shares of the Company's Common Stock at $4.00 per share, exercisable at the time of the IPO.

The portion of the proceeds of the above debt securities allocated to these warrants, as estimated by the Company, is $127,659 and is included in stockholders' equity in the accompanying financial statements. The Company recognized interest expense of $86,270 and $13,593 for the nine months ended September 30, 1997 and 1996, respectively, related to the amortization of this discount. Included in accrued expenses at September 30, 1997 is interest payable, at an effective rate of 17.8%, to the above officer and director in the amount of $72,149, relating to the notes payable. The Company retired the $623,000 junior subordinated notes when the IPO closed on October 3, 1997, including interest accrued of $72,149, for a total of $695,149. This repayment is reflected in the pro-forma balance sheet. Pursuant to the terms of the notes (see above), the Company issued 172,638 warrants to purchase stock at a price of $4.00. In accordance with the underwriting agreement underlying the initial public offering of the Company's securities, the common stock issued from exercise of these warrants is locked-up until March 24, 1999.

In August and September of 1997, an officer and three directors advanced $250,000 to the Company at an interest rate of 11.5% to cover operating costs during that period. During the nine months ended September 30, 1997, the Company recognized related interest expense of $2,961. These advances and the accrued interest were repaid from the IPO proceeds on October 3, 1997, and is reflected in the pro-forma balance sheet.

E.    LONG-TERM DEBT

On January 9, 1997, the Company closed on the minimum portion of a private placement offering dated December 3, 1996, placed by the underwriter of the Company's IPO, for units consisting of junior convertible subordinated notes with total gross proceeds to the Company from this offering of $750,000. The maximum portion of the offering for an additional $750,000 was oversubscribed and the Company closed this offering on February 21, 1997, with $950,000 in additional gross proceeds. In accordance with this offering, 340,000 unregistered shares were issued at no additional cost to the note holders at the time of the IPO by dividing the principal of each holder's note by the IPO price of $5 per share. The issuance of these shares was recognized as $1,700,000 of interest expense, or the fair value of the shares issued, representing an effective rate of interest of approximately 150%. Additionally, the note holders were repaid the principal of $1,700,000 on the closing of the IPO. These transactions are included in the pro-forma balance sheet. The Company incurred total offering costs of $135,760 relating to this debt placement, of which $30,170 were amortized as of September 30, 1997, leaving $105,590, which was expensed at the closing of the IPO. See the pro-forma balance sheet which reflects the liquidation of this long term debt and corresponding interest expense. See also Note C.

F.    RELATED PARTY TRANSACTIONS

In 1996, the Company borrowed $623,000 from an officer and director.  See Note
D.

On January 9, 1997, the Company borrowed $300,000 from a director of the Company as part of the December 3, 1997 private placement offering of the junior convertible subordinated notes. See Note E.

In August and September of 1997, an officer and three directors advanced $250,000 to the Company. See Note D.

G.    COMMITMENTS AND CONTINGENCIES

SECURITIES

In April of 1996, the Company became aware that certain prior private placements may be deemed not to have been properly exempted from registration under federal and/or state law. This may give rise to the opportunity for certain stockholders and members to exercise rescission rights, if any, related to their investment in the Company. The Company believes there may be valid legal defenses to any and/or all such rescission actions, if initiated. The potential of inadvertent exemption violations was communicated to the investors concerned in August of 1996. Furthermore, in late December of 1996, each stockholder and member who might have rescission rights was sent a written request to waive such rights (if any) to rescission and other remedies in connection with any past omissions or violations of federal or state securities laws or regulations, and also to agree not to sue the Company or its directors on the basis of such rights. Approximately 80% of the members responded with waivers, representing approximately 89% of the outstanding shares. The value of funds received of those that have not responded as of September 30, 1997 is approximately $388,000. It is the Company's expectation (but there can be no assurance) that only a minority of the investors concerned will elect to exercise their rescission rights, if indeed any in fact elect so to exercise. Any assertion of rescission rights will be evaluated at the time made, in light of all the facts and circumstances. In September 1997, the Commonwealth of Virginia ("the Commonwealth") ruled that solicitation of waivers in this case to Virginia shareholders was in violation of Virginia Securities Law. As a remedy, the Commonwealth required the Company to send written notice to said investors to the effect that their rights remain unimpaired. As of September 30, 1997, $1,743,399 is the total amount of common stock subject to rescission if all the waivers were deemed invalid as compared to $1,788,399 at June 30, 1997. This $45,000 reduction represents 27,000 shares which are now beyond the three year statute of limitations for actions pursuant to Section 10b-5 of the Securities and Exchange Act of 1934, which the Company uses as a reasonable basis for establishing the potential exposure.

In October 1997, the Company completed the requirements imposed by the Commonwealth with regard to the request for waivers of rescission rights related to prior private placements. Pursuant to this action, this matter is now considered closed by the Commonwealth and there are no further investigations pending.

OTHER

50,000 common shares were reserved for donation to the Company's first customer and ministry partner. 40,000 were donated to this customer and was reflected as a marketing expense at a fair value of $200,000, equivalent to $5.00 per common share, in April 1997. The remaining 10,000 common shares will be donated upon completion of several customer tasks relevant to product promotion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On October 3, 1997, DIDAX INC. ("the Company") completed the initial public offering of its securities, issuing 2,000,000 shares of common stock at a price of $5.00 per share and 2,875,000 purchase warrants at $.1875 per purchase warrant. The purchase warrant grants the holder the right to purchase shares of the Company's common stock for a five year period at a price of $5.75. The gross proceeds of the offering were $10,539,063 and the proceeds net of underwriting fees and offering costs were $8,660,688.

Founded in 1993, the Company has developed the Christian Community Network(TM)
(CCN) (WWW.CHRISTCOM.NET), an interactive website which provides content material that the Company generally believes appeals to the Christian community. This website provides Christian consumers with resources and information made available by Christian and secular retailers, publishers, charities and ministries. To date, the Company has derived most of its revenues from providing Consulting Services to Christian organizations, such as Promise Keepers, a nonprofit Christian ministry (PK Net, www.promisekeepers.org), Christianity Today, Inc., a publisher of Christian periodicals (www.christianity.net), and World Vision, an international Christian relief agency (www.worldvision.org). The Company's website services and development clients also include Maranatha! Music, the Salvation Army, Ministry Business Services, Prison Fellowship, Family Research Council, Evangelical Council for Financial Accountability (ECFA), Christian Liberty Academy, Billy Graham Institute of Evangelism, and Presbyterian Church in America.

Subsequent to its IPO, the Company is being positioned to generate revenues through the sales of advertising space on CCN, memberships in Christianity-based affinity marketing programs (affording participants price discounts and other benefits of group purchasing power), Christian interest products manufactured or developed by others (primarily Christian books, Christian music and other Christian articles) on CCN, and the continuing provision of technology consulting services to Christian organizations.

The opportunity for the Company to begin generating significant advertising and retail revenues is predicated on increasing the membership subscriptions and traffic on CCN measured in "visits" and "add impressions". A visit is a sequence of pages viewed by a single user within a defined time period, normally 30 minutes. An ad impression is the display of a banner advertisement to a site visitor. In the quarter ending September 30, 1997, the Company experienced a 35% growth in membership (those who have entered their names in the guest register of the website signifying their desire to receive the benefits and obligations of being members of the community) to 8,900 this quarter, compared to 6,600 the previous quarter. Visits increased 48% from 58,500 per month in the three months ended June 30, 1997 to 86,300 per month in the three months ended September 30, 1997. During the same periods, ad impressions grew 56% from 488,000 per month to 763,000 per month. To the extent the Company continues to have advertisements on CCN for which it receives a fee, in the event there is an increase in the website traffic on CCN, the Company's revenues from advertising should increase.

In the quarter ending September 30, 1997, the Company released several products which have been instrumental in generating this traffic pattern. CCN Chat has been an active service allowing for discussion in a uniquely monitored environment with safeguards in place to protect participants from language and tone averse to the Christian mind set. In addition, a productivity enhancement was introduced which provides for database driven distribution of content which refreshes content without labor intensive efforts. Finally, the Company launched a Marketspace offering products specifically targeted toward specific ministries. Approximately $57,000 in sales activity was generated by this marketspace in two months, for which the Company received a 5% royalty of $2,850, which is included in the Company's Retail Sales.

The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall

Internet market. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of September 30, 1997, the Company had an accumulated deficit of approximately $5,384,000.

As a result of the Company's extremely limited operating history, the Company has no meaningful historical financial data upon which to base future operating expenses. Accordingly, the Company's expense levels are based in part on possible future revenues, of which there can be no assurance. A shortfall in revenues would have an immediate adverse impact on the Company's business, results of operations and financial condition. The Company has just recently begun to generate revenue from the commercial sale of advertising space on CCN and very limited sales of products via CCN. The Company plans to significantly increase its sales and marketing efforts, and fund greater levels of product development. The Company expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

The Company incurred a loss of $1,883,785 for the nine months ended September 30, 1997, as compared to a loss of $1,961,820 for the same period ended September 30, 1996. This decreased loss of $78,034 (3.98%) was due to increased revenue and decreased payroll expenses which were offset by increases in interest and franchise tax expense and the donation of stock to Promise Keepers, Inc. During the nine month periods ended September 30, 1997 and 1996, the Company donated to three separate Christian ministry customers unaffiliated with the Company otherwise, salable computer consulting services valued at approximately $48,000 and $209,000, respectively. Additionally, the period ended September 30, 1997 includes a $200,000 expense for the market value of 40,000 shares of Common Stock donated.

In the nine-month periods ended September 30, 1997 and 1996, the Company earned $264,399 and $113,014 of revenue, respectively. Of the revenue recognized during the nine-month period ended September 30, 1997, $218,693 was generated from Consulting Services, $31,592 from Internet Access, $8,901 from Retail Sales, and $5,213 from Advertising. This compares to $34,936 of Consulting Service revenue, $70,626 of Internet Access revenue, and $7,452 of Retail Sales revenue for the comparable period in 1996. The $183,757 increase in Consulting Service revenue is primarily due to a 77% decrease, or $161,000, in services previously provided at no charge. The Company ceased to actively market Internet Access in the fourth quarter of 1996, and there was no prior year advertising revenue. Interest income was $15,980 for the nine-month period ended September 30, 1997 compared to $10,868 for the nine-month period ended September 30, 1996.

Cost of goods and services, consisting primarily of costs related to development, maintenance and support of customer websites was $131,931 for the nine-month period ended September 30, 1997 as compared to $131,847 for the nine month period ended September 30, 1996. Although revenues increased by approximately 134%, the corresponding costs remained constant since, as noted above, the Company did not actively market Internet Access in 1997. The costs associated with this business were substantial as compared to the revenues, which is why the Company has minimized its efforts in this area in a manner which is now profitable. Technical and development expenses, consisting primarily of costs related to the Company's product development activities for Christian Community Network(TM) (CCN), decreased to $425,918 for the nine-month period ended September 30, 1997, as compared to $528,829 for the same period in 1996. This decrease is primarily due to a larger portion of these expenses now being classified as cost of sales for they are directly related to revenue generation. The remainder is associated with reduced salaries and head count. Sales and marketing costs, which include CCN promotional costs, increased to $881,020 during the nine month period ended September 30, 1997 from $849,536 in the comparable period ended September 30, 1996. This marginal (3.7%) increase is due to the $200,000 donation of common stock noted above which is offset by the fact that the Company is no longer marketing Internet Access and a reduction in head count and overall salary expense. The Company believes that it will continue to incur substantial technical and marketing expenses as it seeks to expand the market for CCN. General and administrative expenses, which consist of payroll and related expenses and office overhead costs (including rent), were $585,229 and $557,891 for the nine month periods ended September 30, 1997 and 1996. This $27,338 increase (or 4.9%) was largely due to the combined result of the aforementioned Delaware state franchise tax accrual of approximately $60,000 and a voluntary decrease in salaries of approximately $38,000. Since the Company is a newly formed Delaware corporation, franchise tax is an expense that was not incurred in prior years.

Interest expense was $140,650 and $21,208 for the nine-month periods ended September 30, 1997 and 1996. Borrowings of $476,000 and $359,000 during the third and fourth quarters of 1996, respectively and $250,000 during the third quarter of 1997, for a total of $1,085,000, account for $46,765 the increase in interest expense. Additionally, included in the interest expense for the nine month period ended 1997, is $86,270 of amortization of the discount on warrants issued to an executive officer and a director of the Company as opposed to $13,593 for the same period in 1996. See "Liquidity and Capital Resources" below and Note D to the Financial Statements dated September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

The Company incurred a loss of $560,399 for the three months ended September 30, 1997, as compared to a loss of $553,429 for the same period in September 30, 1996. The marginal ($6,971 or 1.3%) increase in the loss was due to increased revenue and decreased payroll expenses which were offset by increases in interest and franchise tax expense. During the three month periods ended September 30, 1997 and 1996 the Company donated to three separate Christian ministry customers unaffiliated with the Company otherwise salable computer consulting services valued at approximately $0 and $71,000, respectively.

In the three-month periods ended September 30, 1997 and 1996, the Company earned $75,754 and $70,969 of revenue, respectively. Of the revenue recognized during the three-month period ended September 30, 1997, $64,305 was generated from Consulting Services, $3,631 from Internet Access, $4,393 from Retail Sales, and $3,425 from Advertising. This compares to $25,147 of Consulting Service revenue, $42,354 of Internet Access revenue, and $3,468 of Retail Sales revenue for the comparable period in 1996. The $39,158 increase in Consulting Service revenue is primarily due to the aforementioned decrease in services previously provided at no charge. However, Consulting Service revenue increased to a lesser extent due to a greater focus on the development of CCN services. This management initiative in product investment to develop long term, high leverage revenue opportunities utilized resources which would have otherwise been dedicated to short term revenue generation.

Also during this period, resources were reallocated, and delays in marketing initiatives were experienced, as the Company pursued the completion of an initial public offering which went effective on September 23, 1997. The Company ceased to actively market Internet Access in the fourth quarter of 1996, and there was no prior year advertising revenue.

Cost of goods and services, consisting primarily of costs related to development, maintenance and support of customer websites was $31,142 for the three-month period ended September 30, 1997 as compared to $70,833 for the comparable period in September 30, 1996. Although revenues increased by approximately 7%, the corresponding costs decreased because, as noted in the prior section (see "Nine Months Ended September 30, 1997 and 1996 (Unaudited)") the Company did not actively market Internet Access in 1997. Technical and development expenses, consisting primarily of costs related to the Company's product development activities for CCN, decreased to $137,938 for the three-month period ended September 30, 1997, as compared to $155,721 for the same period in 1996. This decrease is primarily due to a larger portion of these expenses now being classified as cost of sales for they are directly related to revenue generation. The remainder is associated with reduced salaries and head count. Sales and marketing costs, which include CCN promotional costs, decreased to $210,576 from $238,091 during the three month periods ended September 30, 1997 and 1996, respectively. This decrease occurred because the Company is no longer marketing Internet Access and because of a reduction in head count and overall salary expense which are somewhat offset by increased CCN advertising and promotional costs. The Company believes that it will continue to incur substantial technical and marketing expenses in the foreseeable future. General and administrative expenses, which consist of payroll and related expenses and office overhead costs (including rent), were $204,908 and $142,260 for the three month periods ended September 30, 1997 and 1996. This $62,650 increase (or 44%) was due to the aforementioned Delaware state franchise tax accrual of approximately $60,000. Since the Company is a newly formed Delaware corporation, franchise tax expense was not incurred in prior years.

Interest expense was $52,179 and $21,208 for the three-month periods ended September 30, 1997 and 1996. See the prior section discussing the nine months ended September 30, 1997 and 1996 for further information.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $18,816 in the three months ended September 30, 1996, to $32,506 in the three months ended September 30, 1997. For the nine month periods ended September 30, 1997 and September 30, 1996, depreciation and amortization increased from $47,208 to $93,467. The 1997 increases are the result of increased amortization of common stock warrants and depreciation expense related to 1996 investments in computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

During the three month periods ended September 30, 1997 and September 30, 1996, net cash used in operating activities was $149,392 and $503,618. During the nine month periods ended September 30, 1997 and September 30, 1996, net cash used in operating activities was $1,092,247 and $1,884,797 including $14,842 and $164,880 respectively, used in connection with investment activities.

Net cash provided by (used in) financing activities was ($10,054) and $435,784 for the three month periods ended September 30, 1997 and September 30, 1996 respectively. For the three month period ended September 30, 1997, the activity consisted of $250,000 of proceeds in the form of short term debt from an officer and directors which was offset by deferred costs incurred pursuant to the initial public offering. $476,000 of proceeds from short term debt from an officer and director offset by a $30,000 repayment of advances from an officer and director contributed to the majority of the activity for the three month period ended September 30, 1996. For the nine month periods ended September 30, 1997 and September 30, 1996, net cash provided by financing activities was $1,100,142 and $1,653,345, respectively. For the nine month periods ended September 30, 1997, in addition to the $250,000 of proceeds in the form of short term debt from an officer and directors, the Company issued $1,700,000 of long term debt, repaid $212,000 of advances from an officer and director, and incurred $637,858 of deferred costs, of which $128,511 is related to the issuance of the long term debt and the remaining $509,347 was incurred pursuant to the initial public offering. For the nine month periods ended September 30, 1996, in addition to the three month activity noted above, net proceeds of $1,213,399 was generated from private equity placements.

The October 3, 1997 pro forma balance sheet reflects the liquidation of all short term debt to officers and directors in the amount of $873,000 and the long term debt of $1,700,000 from the net proceeds of the Company's initial public offering. The Company paid interest in the amount of $75,110 related to the repayment of the short term debt to officers and directors and issued warrants to purchase 172,639 vested shares of common stock at $4.00 per share. These shares are subject to an eighteen month lockup agreement. The liquidation of the long term debt was accompanied by an interest expense of $1,700,000 since the debt holders received a total of 340,000 shares of common stock, derived by dividing this principal amount by the $5.00 initial public offering price, in addition to the repayment of the principal. These shares are subject to a twenty four month lockup agreement. $105,590 of unamortized deferred offering costs related to the long term debt are also expensed in this pro forma.

The Company currently anticipates that the $6,545,136 of remaining proceeds from the Company's initial public offering after the debt liquidation, will be sufficient to liquidate accrued offering costs, included in accounts payable and accrued liabilities, and to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next two years. However, the Company anticipates that it may seek to raise additional funds in order to pursue acquisitions, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that additional financing will be available to the Company or that such financing will be available on acceptable terms.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith:
       Exhibit 11    Computation of Earnings per Share
       Exhibit 27    Financial Data Schedule

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the three months ended September 30, 1997.

                                  SIGNATURES

      In accordance with the requirements of the Securities Act of 1934, DIDAX INC., the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIDAX INC.

November 10, 1997             By: /s/ Robert C. Varney
                                 ---------------------
                                       Robert C. Varney,
                                       Chairman and Chief Executive Officer


November 10, 1997             By: /s/ Gary A. Struzik
                                 ---------------------
                                       Gary A. Struzik, Chief Financial Officer
                                       and Secretary, Chief Accounting Officer