Form 10KSB40
period 1997-12-31
DIDAX INC
filed 1998-03-20
CIK 1037599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                   For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from __________ to __________


                                   DIDAX INC.
                 (Name of small business issuer in its charter)


            Delaware                                     54-1831588
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    4501 Daly Dr. Suite 103
          Chantilly, VA                                    20151
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number (703) 968-4808

Securities registered under Section 12(b) of the Exchange Act:

Title of each class            Name of each exchange on which registered
      None                                     None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
Common Stock, $0.01 par value
Reedemable Common Stock Purchase Warrants

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No / /

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./ X /

      The issuer's revenues for its most recent fiscal year were $344,955

      The aggregate market value of Common Stock and Redeemable Common Stock Purchase Warrants (the "Purchase Warrants") held by non-affiliates, based on the closing price at which the stock was sold, at March 19, 1998 approximated $13.0 million.

      The total number of shares outstanding of the issuer's Common Stock and Purchase Warrants, as of March 19, 1998, was 3,672,880, and 2,875,000, respectively.

     Transitional small business disclosure format (check one):
                                 Yes / / No /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937, is incorporated by reference in Part III, Item 13. The Company's Proxy Statement to be filed in accordance with Rule 14a-101, Schedule 14A is incorporated by reference in Part III, Items 9 through 12.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                    BUSINESS

     CERTAIN INFORMATION IN THIS ANNUAL REPORT ON FORM 10K-SB MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS OR SERVICES, ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE, AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECTS," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES,"

"POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY FORWARD-LOOKING STATEMENTS, ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED IN
ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - OUTLOOK AND UNCERTAINTIES"

OVERVIEW

      Founded in 1993, DIDAX INC. (the "Company"or "DIDAX") is primarily known as the creator and builder of CCN: The Christian Community Network(TM) (http://www.christcom.net). CCN is an interactive Website that provides information, interaction, and opportunities for involvement to the Christian and family-friendly community. Content and site resources are developed and offered both by DIDAX, and by ministries, by secular retailers, and publishers.

      DIDAX closed on an initial public offering of 2,500,000 shares of common stock and 2,875,000 common stock warrants on October 3, 1997, (the "IPO"), resulting in approximately $8,700,000 received by the company after offering costs. The Company is now debt-free having used $2,600,000 of the IPO proceeds to curtail debt to a number of individuals who had supported the Company prior to its IPO. The remaining funding is intended to be used to pursue the Company's objective to become the leader in Christian community formation on the Internet.

      The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. For the fiscal years ended December 31, 1996 and 1997, the Company generated net losses of $(2,464,904), and $(4,124,710), respectively. See "FINANCIAL STATEMENTS." The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss for the foreseeable future. Its expense levels are based in part on its expectations as to future revenues, if any. Any shortfall in revenues, whether caused by the cancellation or deferral of, or the failure to obtain, advertising, retail or website development customers, or otherwise, would have an immediate material adverse impact on the Company's business, results of operations and financial condition.

      Since its inception in 1993, the operations of the Company have been limited to (a) research and development and marketing activities related to CCN:
The Christian Community Network(TM), and (b) providing for a fee, to Christian organizations, technology consulting services, including website development services, hosting through various hosting services (including in-house hosting) and other related Internet services. Access to CCN is currently provided free of charge to persons who have Internet access.

      The Company's market niche is Christians. These are persons of all ages, economic levels, genders, ethnic backgrounds and nationalities that identify themselves as Christian, principally Protestant (regardless of denomination, if any) and Catholic, with particular emphasis upon evangelical Christians. According to USA Today (source:
Barna Research Group) on December 5, 1997 "43% of all adults now consider themselves born-again Christians" where born-again is "defined as people who believe they'll go to heaven because they have `confessed their sins and accepted Jesus Christ as their savior.'" According to a poll conducted by the Gallup Organization in 1994, approximately 25% of Americans identify themselves as Catholic and approximately 20% identify themselves as Protestant. The Pew Center for Civic Journalism in a survey published in April 1997, reported that approximately 35% of the United States population identify themselves as evangelical Christians. Based on these reports DIDAX traditionally uses 40% as the number of Christians in its target audience.

      The Wall Street Journal (September 1996) reported that the number of individuals on the Internet grew from approximately eight million in September 1995 to approximately 30 million in September 1996. According to Intelliquest, a marketing research firm, the number of individuals on the Internet grew to approximately 47 million by February 1997. Given 40% as the size of DIDAX's target audience and approximately 50 million as the number of individuals on the Internet in 1997, the the number of Christians already on the Internet could be as high as 20 million.

      According to SOMA Communications, Inc., a Christian broadcast market research firm utilizing data supplied by Simmons, over 70% of Christians on the Internet have annual incomes in excess of $40,000 and over 30% of Christians on the Internet have annual incomes over $75,000. According to Christianity Today, Inc., a publisher of Christian periodicals, when compared to the general U.S. population, Christians are approximately 25% more likely to own a computer and approximately 15% more likely to own a modem. Additionally, according to the Simmons data, Christians on the Internet are 19% more likely than the general population to place an order by phone from a catalog. DIDAX concludes that Christians are active on the Internet, can afford to purchase goods and services, have a propensity to buy on the Internet (which is similar to catalog buying) and thus represent a good demographic segment for advertisers and retailers.

INFORMATION AND COMMERCE ON THE INTERNET GENERALLY

      The Internet is a network of computers which enables users to access and share information and conduct business transactions. Much of the recent growth in the use of the Internet by businesses and individuals has been driven by the emergence of the World Wide Web (the "Web"), which enables non-technical users to exploit the resources of the Internet. International Data Corporation ("IDC") estimates that the number of Web users increased from 16.1 million at the end of 1995 to 34.6 million at the end of 1996 and that this number will increase to 163 million by the end of the year 2000.

      The emergence of the Internet as a significant communications medium is driving the development and adoption of website content and commerce applications that offer convenience and value to consumers, as well as unique marketing opportunities and reduced operating costs to businesses. By publishing information about products and services on a website, a company or organization can enable potential customers or constituents in any geographical area to gather relevant, in-depth information about products, services or organization activities and messages at their convenience and according to their preferences. A growing number of consumers have begun to transact business electronically, such as paying bills, booking airline tickets, trading securities and purchasing consumer goods, including personal computers, consumer electronics, compact disks, books and vehicles. Moreover, online transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary. In addition, website commerce applications enable businesses and organizations, including ministries, to rapidly target and economically manage a broad customer and constituent base and establish and maintain ongoing direct customer and constituent relationships. IDC estimates that the dollar value of goods and services purchased over the Internet will increase from approximately $318 million in 1995 to $95 billion in the year 2000.

COMPLEMENTARY MISSIONS

      DIDAX has a business mission to grow both revenue and profit and to increase shareholder value. The Company believes that the best approach is to build a virtual community with a goal to become one of the top 25 sites on the Internet through growth in membership, visits and visitors, good demographics for advertisers and retailers and high margin revenues which are anticipated when the Company reaches critical mass.

      The Company generates revenues through the sale of advertising space on CCN, memberships in affinity marketing programs (affording participants price discounts and other benefits of group purchasing power), the sale of Christian and family-friendly products manufactured or developed by others (books, music, and so on), and to a lesser extent, the continuing provision of technology consulting services to Christian organizations (including Promise Keepers, Christianity Today, World Vision, Family Research Council, Young Life and the Presbyterian Church in America).

      The virtual community built by DIDAX, called CCN: The Christian Community Network(TM), is positioned to be the preeminent community for Christians on the Internet. According to the Internet community modeled by Hagel and Armstrong and reported in their book net gain (Harvard Business Press), "the average revenue generated by each member grows from $7 in year one to $159 in year ten." CCN is planned as a gathering place for Christians offering INFORMATION, INTERACTION and INVOLVEMENT: general INFORMATION (not just Christian information) together with a Christian world view; interaction based around the information found throughout CCN; and involvement with other Christians, churches, communities, and the many Christian organizations represented within CCN. As a for-profit religious organization, the Company maintains the VISION to carry out its calling to help build up the Church, which is the Body of Christ. The MISSION of the Company is to honor Christ by building a community on the Internet which proclaims Christ and a Christ-centered worldview. The community should:

            *     Strengthen the spiritual life of individuals and families

            *     Equip Christians for life and service

            *     Engage people in lively, challenging and relevant interaction

            *     Compel Christians to get involved in the work of Christ.

CCN acts as an advocate for its consumers. DIDAX seeks opportunities (1) to partner with Christian ministries to assist them in reaching mutual constituents, for the growth and edification of the Body of Christ; (2) to partner with advertisers to assist them in reaching the Christian Internet consumer with messages that our community will value; and (3) to partner with retailers to provide goods and services that satisfies the needs of our Christian community.

      The Company believes that its employees are driven not only by the business opportunities, but by a deep spiritual commitment to help enhance the lives of Christians around the world.

1997 OPERATIONS

Employees

      The Company's most important asset is its people, and DIDAX is pleased to have a number of leaders in management positions. Steve Biggerstaff, who just joined the Company in December, is responsible for marketing efforts and customer advocacy. Larry Simpson is responsible for advertising sales and retail relationships. Steve Sedlemeyer is responsible for engineering designs and services and internal engineering infrastructure. The founders of the Company are Dane West, President, and William Bowers, Chief Operating Officer. Gary Struzik is Chief Financial Officer and Secretary. Inclusive of these leaders, and Robert Varney, Chief Executive Officer, the Company had 23 full time employees and 2 part time employees at December 31, 1997. Of these full time employees, four are engaged in engineering, seven are engaged in marketing and sales, eight are engaged in CCN operations, and four in administration. The part time employees assist in web development and CCN operations. No employees are represented by a union and no work stoppages have been experienced.

Fee-Based Advertising and Retail Sales

      Access to CCN is free of charge to those persons who have Internet access. The Company attempts to collect demographic (e.g. age, sex, location) and psychographic (e.g. purchasing habits, brand loyalty, price sensitivity) characteristics of its consumers by building individual profiles over a period of time through guestbook registration, online surveys and instant polling techniques. User profiles allow the Company to provide valuable, targeted information to the consumer (called personalization), resulting in the Company's ability to receive a greater share of that consumer's expenditures. At the same time, personalization will position the Company to charge higher premiums for third-party advertising on CCN.

      The Company measures website traffic according to the number of "visits" and "ad impressions." A visit is a sequence of pages viewed by a single user within a defined time period, normally thirty minutes. An ad impression is the display of an advertisement to a site visitor. Growth in membership in CCN is also a key element in determining visitor response and commitment to the information, products and services afforded to the membership of CCN. For the year ending December 31, 1997, the Company experienced a 1500% growth in membership (those who have entered their names in the guest register of the website signifying their desire to receive the benefits and obligations of being members of the community) to 15,790, compared to just over 1,000 at the end of 1996. Visits increased 1000% from 10,000 per month in the three months ended December 31, 1996 to nearly 100,000 per month in the three months ended December 31, 1997. During the same periods, ad impressions grew over 900% from less than 100,000 per month to 874,700 per month.

      Advertising revenues commenced for the Company, in the fourth quarter of 1997. Those revenues were over $10,000 for the fourth quarter of 1997.

      The Company began negotiations in the fourth quarter of 1997 with gofishnet.com, inc., the largest retailer of exclusively Christian music on the Internet, with such negotiations resulting in the acquisition of gofishnet.com, inc. in February, 1998.

Affinity Program

      In order to offer CCN consumers and other members of the Christian community additional services and encourage them to regularly revisit CCN, in the fourth quarter on 1997 the Company began negotiations with Auto-by-Tel and Cendant. Auto-by-Tel provides a one-stop shopping source for consumers to buy, lease, finance, and insure new and used vehicles via the Internet. Cendant is a global provider of consumer and business products and services through, among other things, netMarket, a membership based value-oriented Internet interactive service. Both of those arrangements have been finalized and services will begin in early 1998. This program, which has been developed in conjunction with an affinity consulting organization, may be expanded to include various services, including web-based travel services, overnight delivery service, long-distance telephone service, business equipment imaging supplies, paging services and financial services. DIDAX expects to generate referral fees for providing these services to its members.

Website Development and Technology Consulting Services

      The Company has been engaged in providing Consulting Services for others since late 1995. Substantially all of the Consulting Services were donated to the Company's clients in 1995 and 1996. In 1997, 80% of the Company's revenues were generated from this activity. As the Company focuses more on the Christian consumer served through CCN, the Company anticipates that this will be reduced to not more than 20% in years to come. DIDAX has received more than 20 awards for our website development activities. The Company's website service and development clients include Promise Keepers and Christianity Today, Inc., World Vision, Maranatha! Music, the Salvation Army, Ministry Business Services, Family Research Council, Evangelical Council for Financial Accountability (ECFA), Christian Liberty Academy, Young Life and Billy Graham Institute of Evangelism.

Specific Accomplishments during 1997

     IMPLEMENTED THE CCN VIRTUAL COMMUNITY CONCEPT
     Re-designed CCN site and homepage
     Introduced Hit Radio with a dj and artist spotlights
     Developed and ran PK radio events (including video images on Oct 4, 1997) Launched chat (with guestbook e-mail verification)
     Introduced CCN Marketspace
     Re-designed game area (including Java games)
     Upgraded the guestbook
     Launched Omnilist
     Introduced the daily cartoon
     Developed a new forum engine
     Developed site-wide frames integration
     Removed excessive "cookies" (customer service response)
     Integrated CCN services with the PromiseKeepers (PK) website
     Developed a customer support database
     Launched MovieGuide
     Launched CCN Events

     INITIATED GOING-FORWARD BUSINESS MODEL
     Grew membership - from 1,000 to over 15,000
     Increased ad impressions - from less than 100,000 to nearly 1,000,000 Implemented ad server
     Hired salesman and initiated ad sales revenue stream
     Signed Flycast contract adding to ad sales revenue stream
     Built PK product catalog and initiated transaction revenue stream Contracted with Auto-by-Tel
     Contracted with WhoWhere for web based e-mail
     Commenced Cendant contract negotiations
     Signed LOI for acquisition of gofishnet.com, inc., the largest retailer of exclusively Christian music on the Internet.

MARKETING

      The Company's efforts to achieve traffic, membership and revenue objectives begin with the development and provision of unique, value-added, market-driven content and services for the CCN online community. Only by understanding our consumers' needs -- and their rationale for using the Internet to help meet those needs -- can the Company tap into the large and vibrant Christian and family-friendly communities.

      Simultaneously, the Company is leveraging a broad array of opportunities to drive awareness, trial and repeat usage of CCN's content and services. Most importantly, the Company works closely with ministries and non-profit organizations to provide free or value-added services to their constituents in ways that both strengthen the organization's constituent relationships and provide the CCN community with traffic, membership and third-party revenue streams (some of which are shared with the organizations in exchange for endorsements and strategic access to sizeable constituencies). These relationships, which allow CCN to serve the Christian and family-friendly communities while tapping into the commercial interests who desire access to these targeted communities, represent very high-leverage marketing channels that provide unique benefits for all parties.

      The Company is also moving within the traditional channels of advertising, public relations and promotions to generate awareness, and thus membership in CCN. As membership continues to grow, the Company believes that its ability to close on revenue opportunities -- ranging from site sponsorships to advertising to member/donor acquisition fees to retail sales and transaction fees -- will increase.

COMPETITION

      To the extent the Company engages in sales of advertising space on CCN, the Company will compete with print and direct mail, radio and television advertising, as well as several hundreds of thousands of other websites.

      The Company's retail sales services compete against a variety of Internet and traditional buying services and stores, some of which offer the same products and services as the Company does on CCN. In the Internet-based market, the Company competes for attention with other entities which maintain similar commercial websites. The Company also competes indirectly against affinity programs offered by several companies.

      The market for Internet-based commercial services is new and competition among commercial websites is expected to increase significantly in the future. Potential competitors could include, but are not limited to, information service providers and manufacturers, producers and distributors of products and services. In order to compete successfully as an Internet commerce entity, the Company must significantly increase awareness of the Company and its brand name, effectively market its services and successfully differentiate its website.

      In addition, as the Company introduces new services, it will compete directly with a greater number of companies. Such companies may already maintain or may introduce websites which compete with those of the Company. There can be no assurance that the Company can continue to compete successfully against current or future competitors, nor can there be any assurance that competitive pressures faced by the Company will not result in increased marketing costs, decreased Internet traffic or loss of market share or otherwise will not materially adversely affect its business, results of operations and financial condition.

      The Company believes that the principal competitive factors affecting the market for Internet-based marketing services are the speed and quality of service execution, the size and effectiveness and quality of products and services of the participating manufacturers, producers and distributors, competitive pricing, successful marketing and establishment of national brand name recognition, positioning itself as a leading Internet-based marketing service, the volume and quality of traffic to and purchase requests from a website and the ability to introduce new services in a timely and cost-effective manner. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company will be able to compete successfully against current or future competitors with respect to any of these factors.

      The Company's known competitors include CHRISTIANITY ONLINE (COL), an aggregated website operated by Christianity Today, Inc. The Company has developed Christianity.Net, another website operated by Christianity Today, Inc. which is available through CCN pursuant to an agreement between the Company and Christianity Today, Inc. Other known competitors include GOSPEL COMMUNICATIONS NETWORK (GCN), a website operated by a division of Gospel Films, currently supported through donations and does not generate revenue through advertising; GOSHEN, a website operated by Media Management, which provides limited news services and advertising space; ICRN (INVOLVED CHRISTIAN RADIO NETWORK BY DOMAIN), a website operated by The Domain Group, a for-profit international marketing and fund raising organization currently operating an Internet radio service geared to the Christian community; LIGHTSOURCE ONLINE (BY KMA), a website operated by Killian, McCabe and Associates (KMA), a for-profit marketing and fund raising organization currently operating an Internet radio service geared to the Christian community; and GLOBAL CHRISTIAN NETWORK, a website operated by Dynamic Systems International, a for-profit Internet/Intranet client/server software development Company.

OPERATIONS AND TECHNOLOGY

      The Company believes that its future success is dependent on its ability to improve continuously the speed and reliability of CCN, enhance communications functionality with its consumers and maintain the highest level of information privacy and transaction security. Continuous system enhancements are primarily intended to accommodate increased traffic across the Company's website, improve the speed with which purchase requests are processed and heighten website security, which will be increasingly important as the Company offers new services. System enhancements entail the implementation of sophisticated new technology and system processes and there can be no assurance that such continuous enhancements may not result in unanticipated system disruptions, such as power loss and telecommunications failures. The Company's primary servers are located offsite and maintained by various unaffiliated third parties. In addition the Company maintains certain servers at its corporate headquarters in Chantilly, Virginia. The Company's servers are vulnerable to interruption by damage from fire, hurricane, power loss, telecommunications failure and other events beyond the Company's control. The Company maintains business interruption insurance for the actual loss of business income sustained due to the suspension of its operations over a twelve month period as a result of direct physical loss of or damage to property at the Company's offices. However, in the event of a prolonged interruption, it is probable that this business interruption insurance will not be sufficient to fully compensate the Company. In the event that the Company experiences significant system disruptions, the Company's business, results of operations or financial condition could be materially adversely affected.

      The Company's services also may be vulnerable to break-ins and similar disruptive problems caused by Internet users. Further, weaknesses in the Internet may compromise the security of confidential electronic information exchanged across the Internet. This includes, but is not limited to, the security of the physical network and security of the physical machines used for the information transfer. Any such flaws in the Internet or the end-user environment, or weaknesses or vulnerabilities in the Company's services or the licensed technology incorporated in such service, would jeopardize the confidential nature of information transmitted over the Internet and could require the Company to expend significant financial and human resources to protect against future breaches, if any, in order to alleviate or mitigate problems caused by such security breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. To the extent that activities of the Company, or third party contractors, involve the storage and transmission of proprietary information (such as personal financial information or credit card numbers), security breaches could expose the Company to a risk of financial loss or litigation or other liabilities. Any such occurrence could reduce consumer satisfaction in the Company's services and could have a material adverse effect on the Company's business, results of operations or financial condition.

TRADEMARKS AND PROPRIETARY RIGHTS

      The Company's success and ability to compete is dependent in part upon its proprietary systems and technology. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, continued development of its proprietary systems and technology, brand name recognition and reliable website maintenance are more essential in establishing and maintaining a leadership position. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's proprietary rights is difficult. In addition, litigation may be necessary in the future to enforce or protect the Company's intellectual property rights or to defend against claims of infringement or invalidity. Misappropriation of the Company's intellectual property or potential litigation could have a material adverse effect on the Company's business, results of operations or financial condition.

      The Company has filed applications to register a number of its trademarks and service marks, including the name "Christian Community Network" and the related "Rope Cross" logo, but no federal registrations have been granted for any names or marks used by the Company. The Company also asserts common law protection on certain names and marks that it has used in connection with its business activities. There can be no assurance that the Company will be able to secure registration for any of its marks. The Company has also invested resources in purchasing Internet domain names for existing and potential Internet sites from the registered owners of such names. There is a substantial degree of uncertainty concerning the application of federal trademark law to the protection of Internet domain names, and there can be no assurance that the Company will be entitled to use such domain names.

CHRISTIAN STATEMENT OF FAITH; THE COMPANY'S POLICY

      Article XIII of the Company's Bylaws provides that the Company is a "religious corporation." To this end, and in order to best identify with and service its selected Christian market niche and to generate its Internet product which is heavily content laden, the Company's policy is generally to include among its officers and directors unconditionally, and employees, where a bona-fide occupation qualification exists, only persons who, upon request, subscribe to the Company's Christian Statement of Faith as follows:

"1. We believe that there is one God, eternally existing in three persons: the Father, the Son, and the Holy Spirit.

2. We believe that the Bible is God's written revelation to man and that it is verbally inspired, authoritative, and without error in the original manuscripts.

3. We believe in the deity of Jesus Christ, His virgin birth, sinless life, miracles, death on the cross to provide for our redemption, bodily resurrection and ascension into heaven, present ministry of intercession for us, and His return to earth in power and glory.

4. We believe in the personality and deity of the Holy Spirit, that He performs the miracle of the new birth in an unbeliever and indwells believers, enabling them to live a godly life.

5. We believe that man was created in the image of God, but because of sin, was alienated from God. That alienation can be removed only by accepting through faith, God's gift of salvation which was made possible by Christ's death."

      In order to implement the Christian Statement of Faith, the Company intends generally to act in accordance with the following policy, as stated in its Bylaws:

"The Corporation shall:

1. Actively seek to market the services of the [C]orporation to those persons, entities, and agencies which are actively involved in propagating a pattern of beliefs and actions consistent with the tenets of the Statement of Faith. Nothing herein shall be construed to prohibit marketing such services to other persons, entities, or agencies except as specifically set forth in the prohibitions or corporate action set forth below.

2. To the extent permitted by law, expend from the revenues of the [C]orporation such sums as are deemed prudent by the Board of Directors to support, encourage, or sustain persons or entities which in the judgment of the Board of Directors are expected to make significant efforts to propagate the Gospel of Jesus Christ in any manner not in conflict with the Statement of Faith. Such expenditures may be made without regard to the tax status or nonprofit status of the recipient. It is expected that the expenditures paid out under the provisions of this paragraph shall approximate ten percent (10%) of the amount that would otherwise be the net profits of the [C]orporation for the accounting period.

      "The Corporation shall not:

1. Take any position publicly or privately that denies or conflicts with the tenets of the Statement of Faith.

2. Elect, qualify or permit to serve in office as a [d]irector or officer to the [C]orporation any person who has not without reservation subscribed to the Statement of Faith as being true, accurate and correct or who having so subscribed has either publicly or privately recanted from a particular of the Statement of Faith or who has publicly made statements or taken actions without repentance which the Board of Directors finds to be in clear conflict with the Statement of Faith.

3. Hire or continue to employ any employee in any position in which, in the sole discretion of the Corporation, subscription to the Statement of Faith is a bona-fide occupational qualification reasonably necessary to the normal operations of the Corporation's activities, where such employee refuses, upon request, to subscribe to the Statement of Faith or having so subscribed has either publicly or privately recanted from any particular of the Statement of Faith or has publicly made statements or taken actions without repentance which the Board of Directors finds to be in clear conflict with the Statement of Faith. Because the Scriptures teach that bad company corrupts good morals and that a little leaven affects the whole lump, it is important to the Corporation's purposes that it be protected from the influence of persons not in agreement with the Statement of Faith at every level of employment.

4. Permit any party to utilize the name, goodwill, trade marks, or trade names of the [C]orporation in any course of action or dealings which the [C]orporation itself is herein prohibited from taking.

      "In addition to any other appropriate legend, prior to its issuance each and every share certificate to be issued by this Corporation shall be inscribed with a legend that states:

            'This Corporation is a religious corporation. All shares of this [C]orporation are subject to the terms as set forth in the BYLAWS of the corporation which restricts the amendment or deletion of that section of the BYLAWS which prescribes a corporate Statement of Faith in the LORD JESUS CHRIST and directs or prohibits certain corporate actions on the basis of the Statement of Faith.' "

      The Bylaws also state:

      "No amendment to this Article XIII and no other superseding or conflicting provision of these BYLAWS, the ARTICLES OF INCORPORATION, or any shareholder agreement shall be adopted unless the result of the count of votes approving the amendment is 90% affirmative without dissension and a minimum of two-thirds of the shares outstanding are represented and voted. Such vote must be made at an actual special meeting of the shareholders called by written notice delivered to each shareholder not less than 10 nor more than 60 days prior to the date of the meeting. Time is of the essence as to this notice provision and no extension of the time of the meeting or adjournment of the meeting to a date outside the notice period shall be permitted except upon the affirmative vote of not less than 70 percent of the shares then issued and outstanding."

GOVERNMENT REGULATION

      As the Company introduces new services, the Company may need to comply with additional licensing regulations and regulatory requirements. Becoming licensed may be an expensive and time-consuming process which could divert the efforts of management. In the event that the Company does not successfully become licensed under applicable state laws or otherwise comply with regulations necessitated by changes in current regulations or the introduction of new services, the Company's business, results of operations or financial condition be materially adversely affected.

      There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, because of the increasingly popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to commerce over the Internet, potentially covering issues such as pricing of services and products, advertising, user privacy and expression, intellectual property, information security, anti-competitive practices or the convergence of traditional distribution channels with Internet commerce. In addition, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject the Company to additional state sales and income taxes. The adoption of any such laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for the Company's services and increase the Company's costs or otherwise have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company currently maintains its executive offices in approximately 5,000 square feet of space at 4501 Daly Drive, Chantilly, Virginia pursuant to a three year lease agreement terminating in September, 1998 with an unaffiliated third party at an annual rental of approximately of $68,700. The Company considers this space to be sufficient for its corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

     The Company's Common Stock and Purchase Warrants trade on the Nasdaq SmallCap Stock Market(SM) under the symbols "AMEN", and "AMENW", respectively.

     On September 24, 1997 the Company effected its initial public offering (the "IPO"). The following table sets forth the ranges of high and low sales prices of the Common Stock and Purchase Warrants since that date, as reported by the Nasdaq SmallCap Stock Market(SM).

                                                      High            Low
                                                    -------         -------
September 24, 1997 through December 31, 1997:

AMEN                                                $ 5.5000       $ 2.00000
AMENW                                               $  .7500       $  .15625

January 1, 1998 through March 19, 1998:

AMEN                                                $ 3.50000      $ 1.96875
AMENW                                               $  .46875      $  .15625

      At March 19, 1998 the closing price for the Company's Common Stock and Purchase Warrants, as reported by Nasdaq SmallCap, was $ 3.1875 and $.43750 per share, respectively.

      At March 17, 1998, the approximate number of holders of record of the Company's Common Stock and Purchase Warrants was 665 and 478, respectively. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

USE OF PROCEEDS

      On October 3, 1997, the Company completed the initial public offering of its securities, (SEC File No. 333-25937, effective September 24, 1997) issuing 2,000,000 shares of Common Stock at a price of $5.00 per share and 2,875,000 purchase warrants at $.1875 per Purchase Warrant. The Purchase Warrant grants the holder the right to purchase shares of the Company's Common Stock for a five year period at a price of $5.75. The offering was underwritten by Barron Chase Securities, Inc. The following table describes the use of proceeds through December 31, 1997:

Gross proceeds of the offering .....................................       $10,539,063
Less:

Underwriting fees and offering costs ...............................         1,899,805
                                                                           -----------

      Subtotal: Proceeds net of underwriting fees and offering costs       $ 8,639,258
Repayment of short term debt, including interest payment of $75,111          2,648,111
($1,248,111 of which was remitted to officers and directors)
Marketing and Sales and consulting services ........................           200,000
Product development ................................................           100,000
Working capital ....................................................           150,000
Notes to officers ..................................................            83,000
Purchases of computer equipment ....................................            27,266
                                                                           -----------
      Net proceeds remaining at December 31, 1997 ..................       $ 5,430,881

The following table reports the anticipated use of proceeds at December 31, 1997 compared to the use of proceeds portrayed in the prospectus:

                                                                     APPROXIMATE                      APPROXIMATE
      APPLICATION OF NET PROCEEDS                    PROSPECTUS    % OF PROCEEDS     ANTICIPATED     % OF PROCEEDS
      ---------------------------                    ----------    -------------     -----------     -------------
Marketing and sales and consulting services(1)       $2,408,000          28.0%        $1,700,000          20.0%
Product Development (2)                               1,200,000          14.0%         1,900,000          22.0%
Retirement of Debt (3)                                2,596,000          30.0%         2,648,111          30.0%
Working Capital (4)                                   2,473,065          28.0%         2,391,147          28.0%
                                                     ----------         -----         ----------         -----
      Total                                          $8,669,065         100.0%        $8,639,258         100.0%

(1) Represents anticipated costs for the promotion of CCN, participation in trade shows, multimedia presentations, market research; the hiring of at least four additional marketing and sales personnel and three additional personnel to the Company's editorial staff.

(2) Includes continuing enhancements of CCN and related technology.

(3) Represents (i) the satisfaction of $623,000 principal amount of Promissory Notes held by Robert C. Varney, Ph.D., the Company's Chief Executive Officer and a director, and Bruce E. Edgington, a director of the Company, including interest payable thereon of $72,419; (ii) the satisfaction of $1,700,000 principal amount of Promissory Notes pursuant to a private placement clsode in February, 1997, and (iii) the satisfaction of $250,000 principal amount of Promissory Notes held by Robert C. Varney, Ph.D., and Bruce E. Edgington, Clay
T. Whitehead and W. Max Carey, directors of the Company, including interest payable thereon of $2,961. See ITEM 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

(4) Includes payment of salaries to executive officers of $360,000 per annum over the next two years.

      The $700,000 reduction in marketing and sales and consulting services and offsetting increase in product development is only caused by staff realignments, taking the functions of editing, CCN operations and CCN channel development out of marketing and into product development.

      The Company has never paid a cash dividend on its Common Stock and the Company's Board of Directors intends to continue this policy for the forseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

Founded in 1993, the Company has developed the Christian Community Network(TM)
(CCN) (www.christcom.net), an interactive website which provides information and resources that the Company generally believes appeals to the Christian community. Most of the information and resources are made available by Christian and secular retailers, publishers, charities and ministries. To date, the Company has derived most of its revenues from providing Consulting Services to Christian organizations, such as Promise Keepers, a nonprofit Christian ministry (PK Net, www.promisekeepers.org), Christianity Today, Inc., a publisher of Christian periodicals (www.christianity.net), and World Vision, an international Christian relief agency (www.worldvision.org). The Company's website services and development clients also include Maranatha! Music, the Salvation Army, Ministry Business Services, Family Research Council, Evangelical Council for Financial Accountability (ECFA), Christian Liberty Academy, Billy Graham Institute of Evangelism, Young Life and Presbyterian Church in America.

Subsequent to its IPO, the Company is attempting to position itself to generate revenues through the sales of advertising space on CCN, memberships in Christianity-based affinity marketing programs (affording participants price discounts and other benefits of group purchasing power), Christian interest products manufactured or developed by others (primarily Christian books, Christian music and other Christian articles) on CCN, and to a much lesser extent, the continuing provision of technology consulting services to Christian organizations. Because of its "Community" focus, the Company is moving toward more of an individual consumer focus as compared to an organizational client focus. However, until critical mass is achieved in pursuing a consumer oriented business model , work effort shifted in this manner and/or changes in the organizational customer base may have an adverse affect on revenue.

The opportunity for the Company to begin generating significant advertising and retail revenues is predicated on increasing the membership base and traffic on CCN measured in "visits" and "ad impressions". Membership on CCN is free and occurs when a CCN visitor joins CCN by filling out an on-line enrollment form, giving the Company demographic data which allows us to better serve the members' needs. A visit is a sequence of pages viewed by a single user within a defined time period, normally thirty minutes. An ad impression is the display of a banner advertisement to a site visitor. For the year ending December 31, 1997, the Company experienced a 1500% growth in membership (those who have entered their names in the guest register of the website signifying their desire to receive the benefits and obligations of being members of the community) to 15,790, compared to just over 1,000 at the end of 1996. Visits increased 1000% from 10,000 per month in the three months ended December 31, 1996 to nearly 100,000 per month in the three months ended December 31, 1997. During the same periods, ad impressions grew over 900% from less than 100,000 per month to 874,700 per month. To the extent the Company continues to have advertisements on CCN for which it receives a fee, in the event there is an increase in the website traffic on CCN, the Company's revenues from advertising should increase.

In 1997, the Company released several new products which have been instrumental in generating this traffic pattern. The Company hosted several audio events live on the Internet, the largest of which was the Promise Keeper's sponsored "Stand in the Gap" event attended by some estimates over one million people, not including close to 20,000 who listened and watched video clips over the Internet from around the world. CCN Chat has been an active service allowing for discussion in a uniquely monitored environment with safeguards in place to protect participants from language and tone averse to the Christian mind set. In addition, a productivity enhancement was introduced which provides for database driven distribution of content which refreshes content without labor intensive efforts. In the third quarter, the Company launched a Marketspace offering products specifically targeted toward specific ministries. In 1997, the Company received royalties of over $9,000 from the Marketspace activity, which is included in the Company's Retail Sales. In December, the Company introduced Movieguide into its range of services. This segment of CCN allows visitors to review critiques of the movies and live entertainment from a Christian world view. The Company generates advertising revenue from this activity. Also in December of 1997, CCN Events was released which provides a forum for members to post Christian events such as seminars, concerts, fund raising events and more. Over 1,000 events have been entered which visitors to CCN can search for and obtain information. The value of these services to Christians on the Internet has been noted as CCN received the award, among others, for the "Best Christian Website for the Year 1997" from Internet watchdog "The Best of the Christian Web". In February 1998, the Company added free web-based e-mail to its interactive service menu. Through an advertising revenue sharing arrangement with WhoWhere? Inc., members of CCN can take advantage of this additional service. The Company plans to continue enhancement of product and service offerings in the years to come in an effort to provide for the needs of the interactive Christian community from a single source....CCN.

The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of December 31, 1997, the Company had an accumulated deficit of approximately $7,625,000.

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

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 1997 AND 1996

NET LOSS

The Company incurred a net loss of $4,124,710 for the year ended December 31, 1997, as compared to a loss of $2,464,904 for the same period ended December 31, 1996. This increased loss of $1,659,806 (67%) was due to several events including the recognition of a $1,700,000 noncash charge to interest expense related to a private placement of short term debt which was liquidated from the proceeds of the IPO, a $200,000 marketing expense recognized pursuant to the donation of 40,000 shares of the Company's common stock to Promise Keepers, and the recognition of $142,462 of private placement amortization expense in 1997 as compared to $3,351 in 1996. These events were partially offset by a $164,180 (91%) increase in revenues, and the fact that during the year ended December 31, 1997 and 1996, the Company donated to three separate Christian ministry customers unaffiliated with the Company otherwise, salable computer consulting services valued at approximately $35,000 and $241,000, respectively. Loss from Operations was reduced by 1% to $2,375,024 in 1997 versus $2,402,341. This reduction would have been 10% without the recognition of the donation of stock.

REVENUES

In the year ended December 31, 1997 and 1996, the Company earned $344,956 and $180,776 of revenue, respectively. Of the revenue recognized during the year ended December 31, 1997, $278,563 was generated from Consulting Services, $33,942 from Internet Access, $15,575 from Retail Sales, and $16,876 from Advertising. This compares to $90,571 of Consulting Service revenue, $81,371 of Internet Access revenue, and $8,834 of Retail Sales revenue for the comparable period in 1996. The $187,992 increase in Consulting Service revenue is primarily due to an 85% decrease, or $205,652, in services previously provided at no charge. The Company ceased to actively market Internet Access in the fourth quarter of 1996, and there was no prior year advertising revenue. Interest income was $90,145 for the year ended December 31, 1997 compared to $11,412 for the year ended December 31, 1996. This $78,733 (690%) increase is due to the investment of the proceeds from the October 3, 1997 IPO.

COST OF REVENUES

Cost of Goods and Services, consisting primarily of costs related to development, maintenance and support of customer websites was $169,938 for the year ended December 31, 1997 as compared to $226,220 for the year ended December 31, 1996. Although revenues increased by 91%, the corresponding costs decreased by 25% since, as noted above, the Company did not actively market Internet Access in 1997. The costs associated with this business were substantial as compared to the revenues, which is why the Company has minimized its efforts in this area in a manner which is now profitable. Additionally, the Company's cost of labor decreased due to a $60,000 salary cap which was in place for nine months during 1997 as compared to three months in 1996.

PRODUCT DEVELOPMENT AND CCN OPERATIONS

Product Development expenses decreased by $146,030 (26%) primarily because of the 85% decrease in services provided at no charge noted above. As a result, a greater portion of billable work was charged to Cost of Goods and Services in 1997. In addition, DIDAX had a wider customer base and a larger amount of billable work in 1997. Lastly, in 1997, technical staff were dedicated to CCN Operations for the full year as compared to six months in 1996. CCN Operations expenses, consisting primarily of costs related to the Company's maintenance and enhancements for CCN, increased to $454,244 for the year ended December 31, 1997, as compared to $248,198 for the same period in 1996. The cost of CCN Operations increased by 83% because 1997 includes a full year of activity as compared to six months in 1996. In addition, 1997 CCN Operations includes two additional employees and the cost of a consultant whereas 1996 does not.

SALES AND MARKETING

Sales and marketing costs, decreased to $834,570 during the year ended December 31, 1997 from $901,630 in the comparable period ended December 31, 1996. This marginal ($67,060 or 7%) decrease is due to the fact that the Company is no longer marketing Internet Access which precipitated a reduction in head count. In addition, an overall decrease in salary expense (due to the salary cap noted above) also contributed to the reduction, which was all partially offset by the $200,000 donation of common stock previously mentioned. The Company believes that it will continue to incur substantial technical and marketing expenses as it seeks to expand the market for CCN.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses, which consist of payroll and related expenses and office overhead costs (including rent), were $855,095 and $654,907 for the year ended December 31, 1997 and 1996. G&A expenses increased by $200,188 (31%) primarily because 1997 includes the $142,462 of private offering costs referred to above, as compared to $3,351 in 1996. In addition, 1997 includes $66,253 of director and officer insurance incurred for the first time in the Company's history.

INTEREST EXPENSE

Interest expense was $1,840,481 and $77,815 for the years ended December 31, 1997 and 1996, respectively. Recognition of a non cash charge to interest expense of $1,700,000 (remitted via 340,000 shares of Common Stock at $5 or market value) on the repayment of $1,700,000 of short term debt accounts for the majority of the increase. In addition, borrowings of $476,000 and $359,000 during the third and fourth quarters of 1996, respectively and $250,000 during the third quarter of 1997, for a total of $1,085,000, account for another $28,596 of the increase in interest expense. Additionally, included in the interest expense for the year ended 1997, is $86,270 of amortization of the discount on warrants issued to an executive officer and a director of the Company as compared to $41,390 for the same period in 1996. See "Liquidity and Capital Resources" below and Notes C and D to the Financial Statements dated December 31, 1997.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $77,480 in the year ended December 31, 1996, to $219,710 in the year ended December 31, 1997. The 1997 increase is the result of increased amortization of the discount on warrants mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1997 and 1996, net cash used in operating activities was $2,227,463 and $2,023,558, respectively. Net cash used in investment activities was $42,108 and $180,668 in the year ended December 31, 1997 and 1996, respectively.

Net cash provided by financing activities was $7,697,367 and $1,958,841 for the year ended December 31, 1997 and 1996, respectively. In 1997, the Company raised $10,539,063 gross proceeds from an initial public offering and issued $250,000 of short term debt, from an officer and director, and $1,700,000 of short term debt. Offering costs were $1,899,805 for the IPO, yielding net proceeds of $8,639,258. Proceeds from the IPO were used to repay the short term debt noted above, as well $623,000 of short term debt from an officer and director, raised in 1996. The Company paid $75,111 interest in repayment of the short term debt and issued warrants to purchase 172,639 vested shares of common stock at $4.00 per share. Shares issued pursuant to exercise of these warrants are subject to an eighteen month lockup agreement. Offering costs for the $1,700,000 short term debt were $135,759, netting $1,564,241 of proceeds. $212,000 of which was used to repay director advances made in 1996. The liquidation of the $1,700,000 short term debt was accompanied by an interest expense of $1,700,000 since the debt holders received a total of 340,000 shares of Common Stock, derived by dividing this principal amount by the $5.00 initial public offering price, in addition to the repayment of the principal. These shares are subject to a twenty four month lockup agreement. For the year ended December 31, 1996, in addition to the activity previously mentioned, net proceeds of $1,213,399 were generated from private equity placements and a $30,000 advance from an officer was repaid.

The Company currently anticipates that its $5,326,075 working capital balance at December 31, 1997, consisting primarily of remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs; will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twenty one months. However, the Company anticipates that it may seek to raise additional funds in order to pursue acquisitions, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that additional financing will be available to the Company or that such financing will be available on acceptable terms.

OUTLOOK AND UNCERTAINTIES

        The Company's future financial condition and results are subject to substantial risks and uncertainties, some of which are summarized in this section.

      EXTREMELY LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT AND ANTICIPATION OF CONTINUED LOSSES. The Company is a development stage company which was founded in May 1993 and commenced offering internal systems development in February 1995. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. Specifically, such risks include the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services and products by Internet users, development of equal or superior services or products by competitors, the failure of the market to adopt the Internet as a transaction medium.

      There can be no assurance that the Company will be successful in addressing such risks. Since its inception, the Company has incurred costs to develop and enhance its technology, to create, introduce, and enhance its service and content offerings, to establish marketing and distribution relationships, to recruit and train an engineering and marketing group, and to build an administrative organization. The Company intends to continue these efforts in order to develop customer participation from the content provided in order to generate revenue. As of December 31, 1997, the Company had an accumulated deficit of approximately $7,625,000. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company may achieve may not be indicative of future operating results. With revenue growth, the Company may increase further its operating expenses in order to increase its sales and marketing efforts, fund greater levels of product development, increase its sales and marketing staff, and increase its general and administrative costs to support the enlarged organization. To the extent that increases in such operating expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. Given the level of planned expenditures, the Company anticipates that it will continue to incur losses for the foreseeable future and there can be no assurance that the Company will ever achieve or sustain profitability. See ITEM 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

      POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. As a result of the Company's extremely limited operating history and the rapid technological change experienced in the Internet industry generally, the Company has no meaningful historical financial data upon which to base future operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues, of which there can be no assurance. There can be no assurance that the Company will be able to accurately predict the levels of future revenues, if any, and the failure to do so would have a materially adverse effect on the Company's business, results of operations and financial condition.

      The Company had generated most of its revenue in 1996 and 1997 from Internet access and consulting services. The advent of unlimited access to the Internet at a fixed price eroded the Company's ability to compete without incurring extensive losses, so marketing this product was essentially abandoned in early 1997. From 1995 through the third quarter of 1997, the Company also provided consulting services to numerous Christian ministries. In 1995 and 1996, much of this work was performed without charge in an effort to establish recognition within the Christian community that the Company was capable of providing quality Internet services of great value to this market niche. While generating $278,562 in revenue from consulting services in 1997, the Company was resource limited in its ability to expand its core business of developing CCN to a point of generating highly leveragable advertising and retail revenues from its members and visitors. Now that the Company has the resources to be fully focused on the development of CCN, the Company will be offering consulting services to a lesser extent, concentrating on the high leverage opportunities that escalating growth in consumer interest in CCN are expected to provide. This transition is expected to cause significant fluctuations in near term future quarterly operating results.

      The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by other factors as well. Causes of such significant fluctuations may include, among other factors, demand for the Company's services, the number, timing and significance of new service announcements by the Company and its competitors, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis, the level of product and price competition, changes in operating expenses, changes in service mix, changes in the Company's sales incentive strategy, and general economic factors.

      The Company's operating expense levels are based, in significant part, on the Company's expectations of future revenue on a quarterly basis. If actual revenue levels on a quarterly basis are below management's expectations, both gross margins and results of operations are likely to be adversely affected because a relatively small amount of the Company's costs and expenses varies with its revenue in the short term.

      DEVELOPING MARKET; VALIDATION OF THE INTERNET AS AN EFFECTIVE COMMERCE MEDIUM. The market for the Company's services and products has recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company's market is highly dependent upon the increased use of the Internet for information, interaction, distribution and commerce. Accordingly, the Company's future operating results will depend substantially upon the increased use of the Internet by individuals and companies for information, interaction, distribution and commerce, and the emergence of the Internet as an effective commerce medium. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, access, quality of service and acceptance of advertising), remains a barrier to entry for many individuals and businesses and therefore may impact the rate of growth of Internet use. If widespread commercial use of the Internet does not develop, or if the Internet does not mature as an effective commerce medium, the Company's business, results of operations and financial condition will be materially adversely affected.

      TECHNOLOGICAL CHANGE; DEPENDENCE ON RECENTLY INTRODUCED AND NEW PRODUCTS AND RISK OF PRODUCT DELAYS. The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. These market characteristics are exacerbated by the emerging nature of the Internet and the apparent need of companies from a multitude of industries to offer Internet-based products and services. Accordingly, the Company's future success will depend in significant part on its ability to adapt to rapidly changing technologies, the ability to adapt its services and products to evolving industry standards, and to continually improve the performance, features and reliability of its services and products in response to both evolving demands of the marketplace and competitive service and product offerings. The failure of the Company to adapt to such changes and evolution would have a materially adverse effect on the Company's business, results of operations and financial condition.

      Since advertising and retail sales are based entirely upon the use of the Company's marketed services and products by Internet consumers, broad acceptance of the Company's services and products offerings by Internet consumers is critical to the Company's future success. Failure of the Company to successfully design, develop, test and introduce new services and products to achieve market acceptance could prevent the Company from developing its desired family of services and products. Furthermore, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services and products, or that its new or recently introduced services and products and enhancements thereon will adequately meet the requirements of the marketplace and achieve any degree of significant market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new services, products or enhancements of services and products in a timely manner in accordance with its business model or in response to changing market conditions or customer requirements, or if the services provided do not achieve a significant degree of market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

      UNCERTAINTY OF PRICING OF ADVERTISING. The intense competition faced by the Company in the sale of Internet advertising from online service providers and search engine companies, including competition from other firms focused on Christian content, has resulted and will continue to result in a wide range of rates quoted by different vendors for a variety of advertising services. This, combined with a limitation on the type and content of advertising acceptable to the Company for use on CCN, makes it very difficult to project future levels of the Company's Internet advertising costs.

      LIMITED SALES FORCE; EVOLVING DISTRIBUTION CHANNELS. The Company has a limited number of sales and marketing employees and has immature distribution channels for its services and products. In order to generate advertising and retail sales, the Company must achieve broad promotion of its services and products to Internet users, thereby, developing a recognition of its services, products and technology. There can be no assurance that the Company will be able to establish additional content relationships, retain existing relationships or broadly promote its services and products and generate demand for its services and products, and the inability to do so would have a material adverse effect on the Company's business, results of operations and financial condition. See ITEM 1 "Business."

      DEPENDENCE ON THE INTERNET. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. The Internet has experienced, and is expected to continue to experience growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace for services and products such as those offered by the Company. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable marketplace, the Company's business, results of operations and financial condition will be materially adversely affected. See ITEM 1 "Business."

      RISK OF CAPACITY CONSTRAINTS. A key element of the Company's strategy is to generate a high volume of traffic to its website, the Christian Community Network(TM) ("CCN"). Accordingly, the performance of the Company's services and products is critical to the Company's reputation, its ability to attract customers to CCN and market acceptance of these services and products. Any system failure that causes interruptions in the availability or increases response time of the Company's services would reduce traffic to the Company's website and, if sustained or repeated, would reduce the attractiveness of the Company's services to advertisers and other future potential customers or Internet users. An increase in the volume of traffic conducted through the Company's services and products could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures. In addition, as the number of websites and Internet users increases, there can be no assurance that the Company's services and products will be able to compete with firms who may have greater financial resources than the Company. The Company is also dependent upon web browsers and Internet and online service providers for access to its services and consumers may experience difficulties due to system failures unrelated to the Company's systems, services and products. To the extent that the capacity restraints described above are not effectively addressed by the Company, such constraints would have a material adverse effect on the Company's business, results of operations and financial condition.

      DEPENDENCE ON COMPUTER INFRASTRUCTURE. Certain of the Company's communications hardware and certain of its computer hardware operations are located at the Company's headquarters located in Chantilly, Virginia. There can be no assurance that a system failure at these locations would not adversely affect the performance of the Company's services. These locations are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Although the Company carries property insurance, its coverage may not be adequate to compensate the Company for all losses that may occur. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Company's services and products. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. See ITEM 2. "Description of Property."

      GOVERNMENT REGULATION AND REGULATORY UNCERTAINTIES. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics and quality of products and services. The Telecommunications Reform Act of 1996 imposes criminal penalties on anyone who distributes obscene, indecent or patently offensive communications on the Internet (although certain provisions of that law have been stayed, in part, by a United States District Court.) The adoption of any additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain. Any such new legislation or regulation could have a material adverse effect on the Company's business, results of operations and financial condition.

      PROPRIETARY TECHNOLOGY; LICENSES AND INTELLECTUAL PROPERTY. The Company regards its technology as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods. The Company also generally enters into confidentiality or license agreements with its consultants and business partners, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's technology is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others.

Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company currently owns and licenses from third parties several technologies, as it continues to introduce new services and products and to incorporate new technologies. There can be no assurance that these third party technology licenses will be available to the Company on commercially reasonable terms, if at all. The inability of the Company to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or product shipments or could materially and adversely affect the performance of its services until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in the introduction of services or product shipments or adverse impact on service quality could materially adversely affect the Company's business, results of operations and financial condition.

      FUTURE CAPITAL NEEDS, UNCERTAINTY OF ADDITIONAL FINANCING. It is anticipated that the Company has available funds sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion for approximately twenty one months. Thereafter, the Company may need to raise additional funds. Utilization of the working capital will be based on budgets approved by the Board of Directors. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced and such securities may have rights, preferences or privileges senior to those of the existing shareholders of the Company. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund growth, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, results of operations and financial condition. See ITEM 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

      RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS AND INVESTMENTS. The Company's current strategy is to broaden the number, scope and content of its Internet sites through the acquisition of existing sites and businesses specializing in Internet-related technologies and content, as well as through internally developed Internet sites and services. Any such investments would involve many of the same risks posed by acquisitions, particularly risks related to the diversion of resources, the inability to generate revenues, the impairment of relationships with third parties and potential additional expenses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions or new investments. See Item 1, "Business"

      DEPENDENCE ON STRATEGIC RELATIONSHIPS. The Company has entered into certain material agreements with numerous businesses which provide services and products. The following table provides information pertinent to these relationships:

      Name          Service Provided              Term                   Consideration
      ----          ----------------              ----                   -------------
GTE Interworking    Hosting                       Two year contract      Company pays monthly fixed rate
                                                  to January 2000

netradio            Software, hardware and        Exclusive for          Company paid one time license fee,
                    bandwith infrastructure       Christian format       shares advertising revenue in 20% to
                    for Internet radio, audio,    through June 1999      50% range based on size of advertising
                    archiving and simulcast                              in comparison to netradio cost for
                                                                         providing spot, other services paid for
                                                                         on a quotation basis

ichat               Chat Technology               Annual Renewal         Company pays annual license fee

Cybercash           Internet secure               Month to month         Company pays fee per transaction
                    transaction capability

Intermind           Internet Publishing           Cancellable with       Company receives commission for
                    Software                      Ninety day notice      bringing Intermind other users


If the Company's arrangements and activities with such companies were lessened, curtailed, or otherwise modified, the Company may not be able to replace or supplement such services alone or with other companies. If these companies were to cease to jointly provide their services, the Company's business, results of operations, and financial condition would be materially and adversely affected. See ITEM 1 "Business."

      INABILITY TO MANAGE GROWTH. The rapid execution necessary for the Company to establish itself as a leader in the developmental market for Internet-based sales of Christian related products and advertising requires an effective planning and management process. The Company's development has placed, and is expected to continue to place, a significant strain on the Company's managerial, technical, sales and marketing and administrative personnel as well as the Company's financial resources. To manage its growth, the Company must implement operational and financial systems and train and manage its employee base. There can be no assurances that the Company will be able to successfully implement such systems on a timely basis, if at all. Further, the Company will be required to manage multiple relationships with consumers, strategic partners and other third parties. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's future operations. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new services to penetrate broader markets and further develop and expand its organization. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to effectively manage such change.

      COMPETITION. There are several other companies, including nonprofit organizations, some of which have longer operating histories, greater name recognition and significantly greater financial and other resources than the Company, attempting or which may attempt to aggregate Christian content on the Internet. There can be no assurances that the Company will ever be positioned to compete successfully with its current or future competitors nor can there be any assurance that competitive pressures faced by the Company will not result in increased marketing costs, decreased Internet traffic or loss of market share or otherwise will not materially adversely affect the Company's business, results of operations and financial condition. See ITEM 1 "Business-Competition."

      CLASSIFICATION AS A "RELIGIOUS CORPORATION". Article XIII of the Company's Bylaws provides that the Company is a "religious corporation." To this end, the Company's policy is generally, to include among its officers and directors unconditionally, and employees, where a bona-fide occupational qualification exists, only persons who, upon request, subscribe to the Company's Christian statement of faith. The Company deems this as necessary in order to best identify with and service its selected Christian market niche and to generate its Internet product which is heavily content laden. Based on advice of its special counsel, the Company believes that its use of religious criteria in employment practices does not violate federal law relating to equal employment opportunities ("Federal Employment Law") because the Company qualifies as an exempt religious corporation for purposes of the Federal Employment Law. The Federal Employment Law has been subject to limited judicial and regulatory interpretation on the question of what type of religious corporation would be exempt from the reach of the Federal Employment Law. The Federal Employment Law is enforced, in part, by a federal regulatory agency that is vested with broad discretion in interpreting its meaning. The Company's policies and procedures with respect to hiring have not been examined by federal or state authorities. For these reasons, there can be no assurances that a review of the Company's hiring practices or the operation of the Company's business will not result in determinations that materially adversely affect the Company's business, results of operations and financial condition or the Company's ability to attain its objectives. Article XIII of the Company's Bylaws cannot be amended or superseded except by a super majority vote of the Company's stockholders at a meeting. See
ITEM 1 "Business-Christian Statement of Faith; the Company's Policy."

      POSSIBLE SECURITIES LAW VIOLATION. In April 1996, the Company became aware that certain previously completed private offerings of equity securities closed between January 1994 and March 1996 at a per share price ranging from $2.00 to $4.00, may be deemed not to have been properly exempted from registration under federal and/or state law. This may give rise to the opportunity for certain shareholders to exercise rescission rights, if any, related to their investment in the Company. The Company believes that there may be valid legal defenses to any and/or all such rescission actions, if initiated. The potential of inadvertent exemption violations was communicated by the Company to the investors concerned in August, 1996. Furthermore, in December, 1996, each shareholder and member who the Company believed may have had certain claims to rescission rights, was sent a written request to waive such rights (if any) to rescission and other remedies, in connection with any past omissions or violations of federal or state securities laws or regulations by the Company and to further release the Company and its affiliates from liability associated with such possible breaches of the law (the "Waivers"). Stockholders representing approximately 84% of the proceeds raised by the Company in connection with such prior offerings delivered the Waivers to the Company. Assuming the Waivers are valid and enforceable by the Company, if in the future, it is determined that the prior offerings were effected in violation of federal securities and/or certain state securities laws, the Company may have to refund an aggregate of approximately $388,000, plus interest, from the date of purchase, to purchasers of securities in the prior offerings who have not delivered the

Waiver and bring an action for rescission within the applicable limitations period. If the Waivers are not deemed valid, the Company could be obligated to refund up to $1,733,399. The Company has been informed by the Commonwealth of Virginia that pursuant to its investigation, the Commonwealth of Virginia believes the Waivers were issued in violation of the Virginia Securities Act. The Commonwealth of Virginia has requested that the Company notify each Virginia investor of their rights and remedies in connection with their investment in the Company as stipulated under the Virginia Securities Act (generally, to recover the consideration paid, together with nominal interest) and that evidence of such compliance be in the form of an affidavit signed by the Company's President which contains the date on which each investor received the notice. In October 1997, the Company completed the requirements imposed by the Commonwealth with regard to the request for waivers of rescission rights related to prior private placements. Pursuant to this action, this matter is now considered closed by the Commonwealth and there are no further investigations pending. The Company has not been made aware of the institution by any other state, federal or regulatory authority proceeding against the Company for potential securities law violations. The Company's financial statements do not include a reserve for any amounts the Company may be required to deliver in connection with a rescission of the prior offerings. The 574,434 shares subject to possible rescission representing $1,733,399, however, are reflected in the Company's balance sheets as Common Stock Subject to Possible Rescission account on the balance sheet. By March 20, 1998, all but 21,250 shares of common stock subject to rescission representing $85,000 of capital will revert to common stock outstanding and additional paid in capital, as appropriate. In December 1998, these remaining 21,250 shares of common stock subject to rescission will be beyond the statute of limitations under Section 13 of the Securities Act of 1933 and Section 10b-5 of the Securities Exchange Act of 1934 along with the Securities Law of State jurisdictions, which the Company uses as a reasonable basis for establishing the potential exposure. See ITEM 7. "Financial Statements-Commitments and Contingencies."

      NASDAQ ELIGIBILITY AND MAINTENANCE; POSSIBLE DELISTING OF SECURITIES FROM NASDAQ SMALLCAP. Under the current rules relating to the continued listing of securities on Nasdaq SmallCap, a company must maintain (a) at least $2,000,000 in net tangible assets, or $500,000 in net income in two of the last three years, or a market capitalization of at least $35,000,000, (b) public float of at least 500,000 shares, (c) market value of public float of at least $1,000,000, and (d) a minimum bid price of $1.00 per share.

      If at any time the Common Stock and Purchase Warrants (the "Listed Securities") are not listed on Nasdaq SmallCap, and no other exclusion from the definition of a "penny stock" under the Exchange Act were available, transactions in the Listed Securities would become subject to the penny stock regulations which impose additional sales practice requirements on broker-dealers who sell such securities.

      If the Company should experience losses from operations, it may be unable to maintain the standards for continued listing and the Listed Securities could be subject to delisting from Nasdaq SmallCap. Trading, if any, in the Listed Securities would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Listed Securities.

      RISK OF LOW-PRICED STOCKS. If the Listed Securities were delisted from Nasdaq SmallCap, and no other exclusion from the definition of a "penny stock" under applicable Commission regulations were available, the Listed Securities may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting from Nasdaq SmallCap, if it were to occur, could materially adversely affect the ability of broker-dealers to sell the Securities and the ability of purchasers in this Offering to sell their Securities in the secondary market.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements as required by Item 310 of Regulation S-B are included in this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.  DIRECTORS AND  EXECUTIVE OFFICERS OF REGISTRANT

Incorporated by reference to the Company's definitive Proxy Statement to be filed in accordance with Rule 14a-101, Schedule 14A.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's definitive Proxy Statement to be filed in accordance with Rule 14a-101, Schedule 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

Incorporated by reference to the Company's definitive Proxy Statement to be filed in accordance with Rule 14a-101, Schedule 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's definitive Proxy Statement to be filed in accordance with Rule 14a-101, Schedule 14A.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
2+          Articles and Certificates of Merger and Reorganization of DIDAX
            ON-LINE L.C. and DIDAX INC. into the Registrant

3.1+ Certificate of Incorporation and Certificates of Amendments thereto of DIDAX INC.

3.1(a)+     Certificate of Correction regarding Certificate of Incorporation

3.2+        Bylaws and amendments thereto of the Registrant

4.5+        Form of Stock Option Agreement

5.1+        Opinion of Berman Wolfe & Rennert, P.A.

5.2+        Opinion of Gammon & Grange, P.C.

10.1+       Office  Building  Lease by and between  4501 Daly Dr. Inc. and the
            Registrant dated September 12, 1995

10.2+       Amended  office  Building  Lease by and between 4501 Daly Dr. Inc.
            and the Registrant dated January 30, 1996

10.3+       1997 Stock Option Plan

10.4+       Promissory Note and Warrant Certificate between the Registrant and
            Robert Varney dated July 10, 1996

10.5+       Promissory Note and Warrant Certificate between the Registrant and
            Robert Varney dated September 26, 1996

10.6+       Amendment to terms of promissory notes between Registrant and Robert
            Varney dated November 13, 1996

10.7+       Amendment to terms of promissory notes between Registrant and Robert
            Varney dated July 10, 1997

10.8+ Promissory note and Warrant Certificate between the Registrant and Bruce Edgington dated July 30, 1996

10.9+ Promissory note and Warrant Certificate between the Registrant and Bruce Edgington dated October 30, 1996

10.10+      Amendment to terms of promissory notes between Registrant and Bruce
            Edgington dated November 13, 1996

10.11+ Amendment to terms of promissory notes between Registrant and Bruce Edgington dated July 24, 1997

+ Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
10.12+      Promissory note between the Registrant and John and Holli Meindl dated January 9, 1997

10.13+      Form of Promissory Note between Registrant and Holders of Junior
            Notes

10.14+      Agreement between the Registrant and NetRadio dated June 21, 1996

10.15+      Agreements between the Registrant and Digital Nation dated
            March 19, 1997 and November 12, 1996

10.16+      Agreement between the Registrant and Promisekeepers dated March 13,
            1996 with amendment dated February 10, 1997

10.17+      Agreement between the Registrant and World Vision dated
            February 11, 1997

10.18+      Employment Agreement between the Registrant and Robert Varney, Ph.D.
            dated as of June 6, 1997

10.19+ Employment Agreement between the Registrant and Dane West dated as of June 6, 1997

10.20+ Employment Agreement between the Registrant and William Bowers dated as of June 6, 1997.

10.21+ Employment Agreement between the Registrant and Gary Struzik dated as of June 6, 1997.

10.22+      Agreement between the Registrant and ichat, Inc. dated
            February 28, 1997

10.23+      Agreement between the Registrant and Spring Arbor Distribution
            Company dated October 1, 1996

10.24+      Agreement between the Registrant and Intermind Corporation dated
            January 19, 1997

10.25+      Agreement between the Registrant and CyberCash, Inc. dated
            February 11, 1997

10.26+      Promissory note between Registrant and Bruce Edgington dated
            August 8, 1997

10.27+      Promissory note between Registrant and Bruce Edgington dated
            August 22, 1997

10.28+      Promissory note between Registrant and Bruce Edgington dated
            September 5, 1997

10.29+      Promissory note between Registrant and Robert Varney dated
            August 22, 1997

10.30+      Promissory note between Registrant and Robert Varney dated
            September 5, 1997

10.31       Promissory note between Registrant and Dane West dated
            October 31, 1997

10.32       Promissory note between Registrant and William Bowers dated
            October 31, 1997

10.33       Agreement between the Registrant and Corporate Resource Development,
            Inc. dated February 18, 1998

10.34       Agreement between the Registrant and GTE Internetworking dated
            December 15, 1997

10.35       Agreement for Conclusion of Employment Agreement between the
            Registrant and Robert Varney dated February 17, 1998

11          Statement of computation of earnings per share

23.1+       Consent of Berman Wolfe and Rennert, P.A.

+ Incorporated by
reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

EXHIBIT
NUMBER                DESCRIPTION
------                -----------
23.2+                 Consent of Hoffman, Morrison & Fitzgerald P.C.
23.3+                 Consent of Gammon & Grange, P.C.
27.1                  Financial Data Schedule - Restatement of 1996 Fiscal Year
27.2                  Financial Data Schedule - For Fiscal Year 1997

+ Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.


                                   SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DIDAX INC.


March 20, 1998                By: /s/ Robert C. Varney
                                  ---------------------------------------
                                      Robert C. Varney,
                                      Chief Executive Officer and director


March 20, 1998                By: /s/ Gary A. Struzik
                                  ----------------------------------------
                                      Gary A. Struzik, Chief  Financial Officer
                                           and
                                      Secretary, Chief Accounting  Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 20, 1998                By: /s/ Robert C. Varney
                                  ----------------------------------------
                                      Robert C. Varney,
                                      Chief Executive Officer and director

March 20, 1998                By: /s/ Gary A.Struzik
                                  ----------------------------------------
                                      Gary A. Struzik, Chief Financial Officer
                                             and
                                      Secretary, Chief Accounting Officer


March 20, 1998                By: /s/ James G. Buick
                                  ----------------------------------------
                                      James G. Buick, Chairman of the Board of
                                      Directors


March 20, 1998                By: /s/ Dane B. West
                                  ----------------------------------------
                                      Dane B. West, President and director


March 20, 1998                By: /s/ William H. Bowers
                                  ----------------------------------------
                                      William H. Bowers, Chief Operating Officer
                                      and director


March 20, 1998                By: /s/ Bruce E. Edgington
                                  ----------------------------------------
                                      Bruce E. Edgington, director


March 20, 1998                By: /s/ John J. Meindl
                                  ----------------------------------------
                                      John J. Meindl, director


March 20, 1998                By: /s/ Clay T. Whitehead
                                  ----------------------------------------
                                      Clay T. Whitehead, director


March 20, 1998                By: /s/ Earl E. Gjelde
                                  ----------------------------------------
                                      Earl E. Gjelde, director


March 20, 1998                By: /s/ W.R. `Max' Carey
                                  ----------------------------------------
                                      W.R. `Max' Carey, director

INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
10.31       Promissory note between Registrant and Dane West dated
            October 31, 1997

10.32       Promissory note between Registrant and William Bowers dated
            October 31, 1997

10.33       Agreement between the Registrant and Corporate Resource Development,
            Inc. dated February 18, 1998

10.34       Agreement between the Registrant and GTE Internetworking dated
            December 15, 1997

10.35       Agreement for Conclusion of Employment Agreement between the
            Registrant and Robert Varney dated February 17, 1998

11          Statement of computation of earnings per share

27.1        Financial Data Schedule - Restatement of 1996 Fiscal Year

27.2        Financial Data Schedule - For Fiscal Year 1997

                                   DIDAX INC.
                              (A DEVELOPMENT STAGE
                                    COMPANY)

                     Financial Statements from May 12, 1993
                    (Date of Inception) to December 31, 1997
               and For the Years Ended December 31, 1997 and 1996
                        With Independent Auditors' Report

                                   DIDAX INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     FINANCIAL STATEMENTS FROM MAY 12, 1993
                  (DATE OF INCEPTION) TO DECEMBER 31, 1997 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                       WITH INDEPENDENT AUDITORS' REPORT


CONTENTS                                                        PAGE
INDEPENDENT AUDITORS' REPORT                                     F-2

FINANCIAL STATEMENTS:

   Balance sheets at December 31, 1997 and 1996                  F-3

   Statements of operations for the years ended
      December 31, 1997 and 1996, and cumulative
      from Inception (May 12, 1993) to December 31,
      1997 (unaudited)                                           F-4

   Statements of stockholders' equity (deficit)
      from Inception (May 12, 1993) to
      December 31, 1997                                          F-5

   Statements of cash flows for the years ended
      December 31, 1997 and 1996, and cumulative
      from Inception (May 12, 1993) to December 31,
      1997 (unaudited)                                           F-6

NOTES TO FINANCIAL STATEMENTS                                  F-7-23

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
   DIDAX INC.
     Chantilly, Virginia

We have audited the accompanying balance sheets of DIDAX INC. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations and cash flows for the years ended December 31, 1997 and 1996 and stockholders' equity (deficit) for the period May 12, 1993 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIDAX INC. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


HOFFMAN, MORRISON & FITZGERALD, P.C.

McLean, Virginia
February 18, 1998

DIDAX INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                     DECEMBER 31,       DECEMBER 31,
                                                                         1996                1997
                                                                     -----------        ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $     1,932        $  5,429,728
   Accounts receivable including unbilled of $24,978 and
     $35,712 at December 31, 1996 and 1997, respectively                  46,450              86,156
   Prepaid expenses                                                       10,800              16,319
   Deferred costs, net                                                    29,367               1,045
                                                                     -----------        ------------
        Total current assets                                              88,549           5,533,248

PROPERTY AND EQUIPMENT, net                                              166,923             131,783

OTHER ASSETS:
   Notes receivable from officers                                         10,000              93,000
   Deposits                                                                9,553                  --
   Deferred costs, net                                                     7,249                  --
                                                                     -----------        ------------
        Total other assets                                                26,802              93,000
                                                                     -----------        ------------

                                                                     $   282,274        $  5,758,030
                                                                     ===========        ============

LIABILITIES AND STOCKHOLDERS'  EQUITY  (DEFICIT)

CURRENT LIABILITIES:
   Short-term debt, officer and director, net of
     discount of $69,797                                             $   553,203        $         --
   Advances due to officer and director                                  212,000                  --
   Accounts payable                                                      252,541              40,035
   Accrued liabilities                                                   170,835             151,120
   Deferred revenue                                                        4,125              16,018
                                                                     -----------        ------------
        Total current liabilities                                      1,192,704             207,173

OTHER LIABILITIES:
   Accounts payable                                                        6,356              25,551

COMMITMENTS AND CONTINGENCIES                                                 --                  --

COMMON STOCK SUBJECT TO POSSIBLE RECISSION
   $.01 par value, 607,434 and 574,434 shares issued
   and outstanding at December 31, 1996 and 1997, respectively         1,788,399           1,733,399

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 552,943 and 2,968,155 shares issued and
     outstanding at December 31, 1996 and 1997, respectively               5,530              29,682
   Common stock warrants                                                 111,187             666,722
   Additional paid-in capital                                            678,327          10,720,442
   Deficit accumulated during development stage                       (3,500,229)         (7,624,939)
                                                                     -----------        ------------
        Total stockholders' equity (deficit)                          (2,705,185)          3,791,907
                                                                     -----------        ------------

                                                                     $   282,274        $  5,758,030
                                                                     ===========        ============


The accompanying notes are an integral part of these financial statements.

DIDAX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS


                                                                                          Cumulative
                                                            For the Year                from Inception
                                                         Ended December 31,             (May 12, 1993)
                                                   ------------------------------       to December 31,
                                                       1996               1997               1997
                                                   -----------        -----------        -----------
                                                                                         (unaudited)
OPERATING REVENUES:
   Consulting services                             $    90,571        $   278,562        $   369,133
   Internet access                                      81,371             33,942            115,313
   Retail sales                                          8,834             15,575             24,409
   Advertising sales                                        --             16,876             16,876
                                                   -----------        -----------        -----------
     Total revenues                                    180,776            344,955            525,731

OPERATING EXPENSES:
   Cost of goods and services                          226,220            169,938            396,158
   Product development                                 552,162            406,132          1,291,758
   CCN operations                                      248,198            454,244            702,442
   Sales and marketing                                 901,630            834,570          2,066,499
   General and administrative                          654,907            855,095          1,885,917
                                                   -----------        -----------        -----------
     Total operating expenses                        2,583,117          2,719,979          6,342,774
                                                   -----------        -----------        -----------

LOSS FROM OPERATIONS                                (2,402,341)        (2,375,024)        (5,817,043)

OTHER INCOME (EXPENSE):
   Interest income                                      11,412             90,145            105,910
   Gain on exchange of assets                            3,091                 --              3,091
   Miscellaneous income                                    749                650              1,399
   Interest expense                                    (77,815)        (1,840,481)        (1,918,296)
                                                   -----------        -----------        -----------
     Total other income (expenses)                     (62,563)        (1,749,686)        (1,807,896)
                                                   -----------        -----------        -----------

NET LOSS                                           $(2,464,904)       $(4,124,710)       $(7,624,939)
                                                   ===========        ===========        ===========

Net loss per common share (basic)                  $     (4.47)       $     (3.54)
                                                   ===========        ===========

Weighted average number of common
   shares outstanding                                  551,679          1,166,705
                                                   ===========        ===========

Net loss per common share (diluted)                $     (4.35)       $     (3.38)
                                                   ===========        ===========

Weighted average number of common shares and
   common share equivalents outstanding                566,981          1,219,802
                                                   ===========        ===========


The accompanying notes are an integral part of these financial statements.

DIDAX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 12, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1997

                                                                                                            Deficit
                                                             Common Stock                                 accumulated
                                                         -----------------------   Additional   Common      during         Total
                                                         (rounded to whole share)    Paid-in    Stock     development     Equity
                                                            Shares      Amount       Capital    Warrants      stage      (Deficit)
                                                            ------      ------       -------    --------      -----      ---------
Issuance of common stock to founders
   on May 12, 1993                                          180,000    $  1,800    $        --            $        --   $     1,800
Issuance of common stock to founders in May 1993 in
   consideration of costs paid on behalf of DIDAX, INC       17,000         170         22,520                     --        22,690
Issuance of common stock throughout 1993                     81,000         810        134,190                     --       135,000
Net loss                                                         --          --             --               (104,002)     (104,002)
                                                          ---------    --------    -----------  -------   -----------   -----------
BALANCE, DECEMBER 31, 1993                                  278,000       2,780        156,710               (104,002)       55,488

Issuance of common stock to founders in December
   1994 in consideration of costs paid on behalf             13,200         132         21,826                     --        21,958
   of DIDAX, INC
Issuance of common stock throughout 1994                     41,993         420         69,579                     --        69,999
Net loss                                                         --          --             --               (224,759)     (224,759)
                                                          ---------    --------    -----------  -------   -----------   -----------
BALANCE, DECEMBER 31, 1994                                  333,193       3,332        248,115               (328,761)      (77,314)

Issuance of common stock throughout 1995                    213,500       2,135        424,865                     --       427,000
Net loss                                                         --          --             --       --      (706,564)     (706,564)
                                                          ---------    --------    -----------  -------   -----------   -----------
BALANCE, DECEMBER 31, 1995                                  546,693       5,467        672,980       --    (1,035,325)     (356,878)

Issuance of common stock throughout 1996,
   net of offering costs of $19,591                           6,250          63          5,347       --            --         5,410
Issuance of common stock warrants                                                               111,187                     111,187
Net loss                                                         --          --             --       --    (2,464,904)   (2,464,904)
                                                          ---------    --------    -----------  -------   -----------   -----------
BALANCE, DECEMBER 31, 1996                                  552,943       5,530        678,327  111,187    (3,500,229)   (2,705,185)

Issuance of common stock throughout 1997,
   net of offering costs of $1,899,805                    2,415,212      24,152     10,042,115       --            --    10,066,267
Issuance of common stock warrants                                                               555,535                     555,535
Net loss                                                         --          --             --       --    (4,124,710)   (4,124,710)
                                                          ---------    --------    -----------  -------   -----------   -----------

BALANCE, DECEMBER 31, 1997                                2,968,155    $ 29,682    $10,720,442  666,722   $(7,624,939)  $ 3,791,907
                                                          =========    ========    ===========  =======   ===========   ===========

The accompanying notes are an integral part of these financial statements.

DIDAX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                                                                              Cumulative
                                                                             For the Year                   from Inception
                                                                          Ended December 31,               (May 12, 1993)
                                                                    -------------------------------         to December 31,
                                                                        1996                1997                 1997
                                                                    -----------         -----------         ------------
                                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(2,464,904)        $(4,124,710)        $ (7,624,939)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                       77,480             219,718              304,489
     Amortization of debt discount charged
        to interest expense                                              41,390              86,270              127,660
     Common stock issued in lieu of cash for
        professional services                                                --              11,062               36,062
     Common stock donated                                                    --             200,000              200,000
     Common stock issued in lieu of cash for
        interest on repayment of long term debt                              --           1,700,000            1,700,000
     Changes in assets and liabilities affecting operations:
        Accounts receivable                                             (46,450)            (39,706)             (86,156)
        Advances due from officer                                        33,560             (83,000)             (93,000)
        Prepaid expenses                                                (10,800)              4,035              (16,318)
        Accounts payable                                                254,003            (193,311)              65,586
        Accrued liabilities                                              88,038             (19,715)             151,120
        Deferred revenue                                                  4,125              11,894               16,018
                                                                    -----------         -----------         ------------
          Net cash used by operating activities:                     (2,023,558)         (2,227,463)          (5,219,478)
                                                                    -----------         -----------         ------------

CASH FLOWS FOR INVESTING ACTIVITIES:
   Purchases of property and equipment                                 (180,668)            (42,108)            (290,450)
                                                                    -----------         -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from short-term debt                                         --           1,564,241            1,564,241
   Proceeds from short-term debt, officer and director                  623,000             250,000              873,000
   Proceeds from advances due to officer and director                   212,000                  --              242,000
   Repayment of short-term debt                                              --          (1,700,000)          (1,700,000)
   Repayment of advances due to officer and director                    (30,000)           (212,000)            (242,000)
   Repayment of short-term debt, officer and director                        --            (873,000)            (873,000)
   Net proceeds from issuance of common stock
     and warrants                                                     1,193,808           8,639,258           11,086,514
   Deferred costs                                                       (39,967)             28,868              (11,099)
                                                                    -----------         -----------         ------------
     Net cash provided by financing activities                        1,958,841           7,697,367           10,939,656
                                                                    -----------         -----------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (245,385)          5,427,796            5,429,728

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                  247,317               1,932                   --
                                                                    -----------         -----------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     1,932         $ 5,429,728         $  5,429,728
                                                                    ===========         ===========         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION:
   Interest paid                                                    $     4,884         $    78,154         $     83,038
                                                                    ===========         ===========         ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common Stock totaling $2,000 was issued in 1995 in settlement of a loan from an officer.


The accompanying notes are an integral part of these financial statements.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


A.   ORGANIZATION

     Prior to April 11, 1997, the accompanying financial statements include the accounts of Didax On-Line, L.C. ("DIDAX ON-LINE"), a Virginia limited liability company incorporated in Virginia on January 12, 1995, and Didax, Inc. an S-Corporation ("DIDAX, Inc.") incorporated on May 12, 1993 in Virginia. The assets and liabilities of DIDAX ON-LINE were previously held by DIDAX, Inc. The net assets of DIDAX, Inc. were contributed to DIDAX ON-LINE in exchange for 366,193 membership units in DIDAX ON-LINE on January 12, 1995. The members of DIDAX ON-LINE and the stockholders of DIDAX, Inc. voted to merge into DIDAX INC., a Delaware corporation ("DIDAX" or "the Company") which was effective on April 11, 1997. All references to number of shares, per share amounts, stock option data, and market prices of Common Stock for the year ended December 31, 1996, were restated to reflect the merger. Under the terms of this merger, the Company, among other things, issued a total of 1,160,376 shares of its Common Stock, representing 100% of its outstanding Common Stock subsequent to the Merger. The Company's business includes the development of computer communications and information services specifically designed to meet the needs of Christian users of the Internet and World Wide Web.

     The Company's initial public offering (IPO) of securities listed on the Nasdaq Small Cap Market went effective on September 24, 1997. The IPO closed on October 3, 1997 with gross proceeds of $10,539,063, comprised of $10,000,000 from the issuance of 2,000,000 shares of common stock, $468,750 from the issuance of 2,500,000 purchase warrants, and $70,313 for the over-allotment of an additional 375,000 purchase warrants. Proceeds, net of underwriter commission and offering costs, amounted to approximately $8,639,000. The proceeds from this offering were used to repay approximately $2,645,000 in outstanding debt. The remaining funds have been invested in an interest bearing money market account and will be used for continued product development and marketing, working capital, and to facilitate the expansion of the Company's business. See also Notes J and M.

     The Company intends to increase expenditures in connection with marketing and product development activities. The Company anticipates that losses will continue until such time as the Company is able to build an effective marketing and sales organization, and achieve further market acceptance of its products and services.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of accounting - The Company's principal activities to date have been planning and organization, initiating product development projects, conducting market research and securing adequate financing for the development of its products and marketing to potential customers. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

     Use of estimates - Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

     Cash equivalents - Cash and cash equivalents include cash and investments with maturities of three months or less.

     Depreciation and amortization - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the life of the related lease.

     Revenue recognition - Revenue is principally derived from customer contracts for various Internet services, including consulting and web site development and is recognized as earned on a percentage of completion method in accordance with the provisions of the individual customer contracts. Advertising revenue is recognized over the period that an ad is run on the Christian Community Network(TM) at contracted rates. Retail revenue is based on the sales price of products offered before application of sales tax, if applicable. The Company also offers semi-annual subscriptions to its customers for Internet access. Advance payments for these services are deferred and recognized ratably over the period that such access is provided.

     Net loss per common share - During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces the presentation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS, respectively. SFAS No. 128 requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for periods ending after December 15, 1997. As the Company has common stock and common stock equivalents outstanding, basic and diluted EPS are presented. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by any convertible preferred dividends; the after-tax amount of interest recognized in the period associated with any convertible debt; and any other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. All prior period EPS data have been restated.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

     Capital Structure - The Financial Accounting Standards Board recently issued SFAS No. 129, "Disclosure of Information about Capital Structure," which requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company's outstanding stock is completely comprised of voting common stock. There are no other rights or privileges to disclose. In addition, entities are required to disclose the number of shares issued upon conversion, exercise, or satisfaction of required conditions during the periods presented. The company issued 340,000 shares of common stock upon the liquidation of $1,700,000 of short-term debt, 40,000 shares of common stock issued as a donation to Promise Keepers, Inc. and 2,212 shares of common stock for services rendered. See Notes E and G. In addition, in 1997, the Company granted 385,570 of options to purchase common stock to employees, directors and consultants, and 22,260 of warrants to purchase common stock to an officer and director, all in accordance with the Company's 1997 Stock Option Plan. See Notes I and K.

     Comprehensive Income - Effective for financial statements for periods ending after December 15, 1997, the Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Entities that do not have items of other comprehensive income in any period presented are not required to report comprehensive income, accordingly the Company has not made any such disclosure in the statements presented herein.

     Segment Information - Effective for financial statements for periods beginning after December 15, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This pronouncement requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operation, and major customers. The Company does not plan to adopt the pronouncement in 1997 as it does not have a significant impact, if any, on results of operations or financial position.

     Stock-based compensation - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. SFAS No. 123 permits companies to account for stock based compensation based on provisions prescribed in SFAS No. 123, or based on the authoritative guidance in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock based compensation in accordance with APB 25 which uses the intrinsic value method. However, as required by SFAS No. 123, the Company has disclosed the proforma impact on the financial statements assuming the measurement provisions of SFAS No. 123 had been adopted. See Note K. The Company does account for all other issuances of equity instruments in accordance with SFAS No. 123.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Deferred Costs - Deferred costs at December 31, 1997 consisted of commission costs attributable to advertising revenues deferred as of that date. These costs will be charged to the cost of sales when the revenues are earned and recognized as income.

     The underwriter's commission and offering costs associated with the IPO were captured in deferred charges during 1997. Once the IPO closed, these costs were netted against the proceeds. The legal, accounting, and other expenses associated with the December 3, 1996 private placement of units of junior convertible subordinated notes were also captured in deferred charges in 1997. These costs were charged to expense when the debt was repaid with the IPO proceeds. See Note A and Note E.

     Income Taxes - Prior to April 11, 1997, DIDAX, Inc. was a qualified S-Corporation under Section 1361 of the Internal Revenue Code and Didax On-Line, L.C. was a Limited Liability Company, taxable as a partnership. As such, they were not subject to Federal and State income taxes, rather items of income, deduction, expense and credits pass through pro-rata directly either to the stockholders or the members to be reported on their individual income tax returns. Effective April 11, 1997, DIDAX, a C-corporation, accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal items relate primarily to differences between the net operating loss carryforwards, deferred interest, marketing expenses and accumulated depreciation.

     Fair value of financial instruments - The carrying value of cash and cash equivalents, accounts receivable and notes payable approximate fair value because of the relatively short maturity of these instruments.

     Product Development Costs - Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Costs incurred by the Company between the completion of technological feasibility and the point at which the product is ready for general release have been insignificant and all product development costs have been expensed.

     Reclassifications - Certain items in the accompanying 1996 financial statements have been reclassified to conform with the 1997 presentation.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


C.   PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consisted of the following:

                                                                1996              1997
                                                             ---------         ---------
      Computer equipment                                     $ 219,169         $ 239,345
      Furniture and equipment                                   26,873            26,873
      Leasehold improvements                                     2,300             2,300
      Office equipment                                              --             8,300
                                                             ---------         ---------
                                                               248,342           276,818
      Less: accumulated depreciation and amortization          (81,419)         (145,035)
                                                             ---------         ---------
                                                             $ 166,923         $ 131,783
                                                             =========         =========

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

     The portion of the proceeds of the above debt securities allocated to these warrants is $127,659 and is included in stockholders' equity in the accompanying financial statements. The Company recognized interest expense of $86,269 and $41,390 for the years ended December 31, 1997 and 1996, respectively, related to this discount. The Company retired the $623,000 of junior subordinated notes when the IPO closed on October 3, 1997, including interest accrued of $72,149, for a total of $695,149. Additionally, the Company issued 172,638 warrants to purchase stock at a price of $4.00. In accordance with the underwriting agreement underlying the initial public offering of the Company's securities, the common stock issued from exercise of these warrants is locked-up until March 24, 1999.

     In August and September of 1997, an officer and three directors advanced $250,000 to the Company at an interest rate of 11.5% to cover operating costs during that period. During the year ended December 31, 1997, the Company recognized related interest expense of $2,961. These advances and the accrued interest were repaid from the IPO proceeds on October 3, 1997.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


E.   SHORT-TERM DEBT

     On January 9, 1997, the Company closed on the minimum portion of a private placement offering dated December 3, 1996, placed by the underwriter of the Company's IPO, for units consisting of junior convertible subordinated notes with total gross proceeds to the Company from this offering of $750,000. The maximum portion of the offering for an additional $750,000 was oversubscribed and the Company closed this offering on February 21, 1997, with $950,000 in additional gross proceeds. In accordance with this offering, 340,000 unregistered shares were issued at no additional cost to the note holders at the time of the IPO by dividing the principal of each holder's note by the IPO price of $5 per share. The issuance of these shares was recognized as $1,700,000 of interest expense, or the fair value of the shares issued, representing an effective rate of interest of approximately 150%. Additionally, the note holders were repaid the principal of $1,700,000 on the closing of the IPO. The Company incurred total offering costs of $135,759 relating to this debt placement. These costs were captured as deferred costs until the offering closed, at which point they were amortized using the straight line method over the life of the notes. Once the notes were repaid, the remaining balance in deferred costs was charged to expense. See Note B.

F.   INCOME TAXES

     The benefit for income tax for the year ended December 31, 1997 is as follows:

         Current                                $      -
         Deferred tax expense                          -
                                                 -------
         Balance at year end                    $      -
                                                 =======

     A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

         Computed at the expected statutory rate          $(1,402,000)
         State income tax - net of Federal tax benefit       (164,000)
         Decrease related to income not taxed due to
              merger accounted for as a pooling of
              Interests (see Note A)                          273,200
         Less valuation allowance                           1,292,800
                                                          -----------
         Balance at year end                              $         -
                                                          ===========

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


F.    INCOME TAXES (CONTINUED)

     Deferred tax assets and liabilities at December 31, 1997 were as follows:

        Deferred tax assets:
           Net operating loss carryforward         (591,000)
        Interest expense                           (646,000)
           Consulting fees                           (4,200)
           Depreciation                             (51,600)
                                                 ----------
           Gross deferred tax assets             (1,292,800)

        Deferred tax liability                            -

                Valuation allowance              (1,292,800)
                                                 ----------
        Net deferred tax assets                  $        -
                                                 ==========

     The Company has net operating loss carryforwards totaling approximately $1,556,000 for federal and state income tax purposes expiring in 2012.

G.   SERVICES PROVIDED WITHOUT CHARGE AND DONATIONS

     As part of an effort to obtain a large and reputable Christian organization as a key customer, the Company provided $35,000 and $241,000 worth of products and services to this organization, at no charge, for the years ending December 31, 1997 and 1996, respectively. This work was performed to demonstrate the Company's capabilities and to develop a growing relationship. Another incentive to attract this customer was to commit 50,000 shares of the Company to them as a donation. In 1997, the Company recognized $200,000 of marketing expense for the donation of 40,000 of these shares, equivalent to the fair value of the shares at the time of the donation. See Notes I and K.

H.   RELATED PARTY TRANSACTIONS

     At December 31, 1997 and 1996, the Company had notes receivable due from officers of the Company totaling $93,000 and $10,000 respectively. The Company is collecting interest on these notes through payroll deductions at the minimum federal statutory rate at the time of issuance of 5.7%. The notes are due to be repaid on October 31, 1999.

     An officer and a director advanced $212,000 to the Company to cover operating costs for certain periods during 1996. These advances bore interest of 9.75% and were repaid from the proceeds from the private placement offering which closed in February 1997. See Note E. Included in accrued liabilities at December 31, 1996, is $1,569 in interest due to the officer and director.

     In 1996, the Company borrowed $623,000 from an officer and a director. This was repaid with the proceeds from the Company's IPO. See Note D.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


H.   RELATED PARTY TRANSACTIONS (CONTINUED)

     On January 9, 1997, the Company borrowed $300,000 from a director of the Company as part of the December 3, 1996 private placement offering of the junior convertible subordinated notes. This was repaid with the proceeds from the Company's IPO. See Note E.

     In August and September of 1997, an officer and three directors advanced $250,000 to the Company. This was repaid with the proceeds from the Company's IPO. See Note E.

I.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASE OBLIGATIONS

     The Company leases office space and certain equipment under non-cancelable operating leases. The office lease provides for a three-year term, an annual increase in base rent of 3%, and additional rent representing the Company's pro-rata share of operating expenses as defined in the lease agreement. The office lease expires on September 30, 1998. At present, the Company intends to negotiate a new lease for the same location. The equipment leases provide for three-year lease terms.

     Minimum future lease payments under non-cancelable operating leases are as follows for each of the years ending December 31:

              1998                               $55,853
              1999                                 3,062
              2000                                   766
                                                  ------
                                                 $59,681
                                                 =======

     Rent expense for the years ended December 31, 1997 and 1996 was $66,944 and $63,325 and is included in general and administrative expenses.

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

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


I.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Furthermore, in late December of 1996, each stockholder and member who might have rescission rights was sent a written request to waive such rights (if any) to rescission and other remedies in connection with any past omissions or violations of federal or state securities laws or regulations, and also to agree not to pursue any litigation against the Company or its directors on the basis of such rights. Approximately 80% of the members responded with waivers, representing approximately 89% of the outstanding shares. The value of funds received of those that have not responded as of December 31, 1997 is approximately $388,000. It is the Company's expectation (but there can be no assurance) that only a minority of the investors concerned will elect to exercise their rescission rights, if indeed any in fact elect so to exercise. Any assertion of rescission rights will be evaluated at the time made, in light of all the facts and circumstances. In September 1997, the Commonwealth of Virginia ("the Commonwealth") ruled that solicitation of waivers in this case to Virginia shareholders was in violation of Virginia Securities Law. As a remedy, the Commonwealth required the Company to send written notice to each investor to the effect that their rights remain unimpaired. As of December 31, 1997, $1,733,399 is the total amount of common stock subject to rescission if all the waivers were deemed invalid as compared to $1,788,399 at December 31, 1996. This $55,000 reduction represents 33,000 shares which are now beyond the statute of limitations under Section 13 of the Securities Act of 1933 and Section 10b-5 of the Securities Exchange Act of 1934 along with the Securities Law of State jurisdictions, which the Company uses as a reasonable basis for establishing the potential exposure.

     In October 1997, the Company completed the requirements imposed by the Commonwealth with regard to the request for waivers of rescission rights related to prior private placements. Pursuant to this action, this matter is now considered closed by the Commonwealth and there are no further investigations pending.

     By March 20, 1998, all but 21,250 shares of common stock subject to rescission representing $85,000 of capital will revert to common stock outstanding and additional paid in capital, as appropriate. In December 1998, these remaining 21,250 shares of common stock subject to rescission will be beyond the statute of limitations as indicated above.

     OTHER

     50,000 common shares were reserved for donation to the Company's first customer and ministry partner. 40,000 were donated to this customer and was reflected as marketing expense at a fair value of $200,000, equivalent to $5 per common share, in April 1997. The remaining 10,000 common shares will be donated upon completion of several customer tasks relevant to product promotion. See Note G.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


J.   CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash accounts in commercial banks located in Virginia. Cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per financial institution. At December 31, 1997 and 1996 there were no uninsured cash balances.

     Cash equivalents are maintained in a U.S. government money market fund. These cash equivalents are not insured by the FDIC, but are collateralized by the underlying assets of the federal government. At December 31, 1997 and 1996, cash equivalents totaled approximately $5,429,000 and $200.

     During 1997 and 1996, revenue was generated from major customers in amounts exceeding 10% of total revenue as follows:

                          December 31, 1996                  December 31, 1997
                    ------------------------------     --------------------------------
                                         Accounts                             Accounts
                                        Receivable                            Receivable
                    Revenue      %       Balance        Revenue       %        Balance
                    -------     ---     ----------     ---------     ---     ----------
     Customer #1    $62,842     35%     $  2,994       $      -        -%      $     -
     Customer #2    $58,056     32%     $ 28,085       $148,623       44%      $31,074
     Customer #3    $     -      -%     $      -       $ 64,109       19%      $ 4,063

     The Company's customers are located throughout the United States. In the normal course of business, the Company extends unsecured credit to its customers.

K.   STOCK OPTION PLAN

     Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Incorporators authorized 268,400 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan, which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 2,057,937 shares of common stock, inclusive of the 268,400 shares mentioned above, and any and all options or warrants granted in prior years by the Company.

     All options are stated in common stock of DIDAX. The Board of Directors determines the option price (not less than fair market value) at the date of grant. The objectives of the stock plan are to advance the interests of DIDAX by providing an opportunity to its selected key employees, consultants, and minority partners, to purchase shares of DIDAX. By encouraging stock ownership, DIDAX seeks to attract, retain and motivate key employees, consultants, and ministry partners. The plan is administered by the Board of Directors.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


K.   STOCK OPTION PLAN (CONTINUED)

     At December 31, 1997 and 1996, the Company had outstanding options to sell 1,150,456 and 936,931 shares of common stock, respectively to various officers and directors of the Company at exercise prices ranging from $1.50 to $5.00 per share. As of December 31, 1997 and December 31, 1996 options for 284,956 and 204,431 shares are vested, respectively, and options for 45,000 shares are scheduled to vest during 1998. The options expire ten years from the date granted, except 185,000 options granted to directors in 1997, which expire five years from the date exercisable.

     At December 31, 1997 and 1996, the Company had outstanding options to sell 94,500 and 49,500 shares of common stock, respectively, to various outside consultants and a marketing partner at exercise prices ranging from $1.66 to $5.00 per share. As of December 31, 1997 and December 31, 1996, options for 64,500 and 19,000 were vested. 8,000 options expire five years from the date granted. All other options expire ten years from the date granted.

     At December 31, 1997 and 1996, the Company granted to employees options for 360,676 and 233,631 shares of common stock, respectively, at exercise prices ranging from $2.00 to $5.00 per share. The grant prices of $2.00 to $5.00 were determined by the Board of Directors to represent fair value. As of December 31, 1997 and December 31, 1996, options for 240,704 and 169,444 shares are vested with the remainder scheduled to vest through 1999. The options expire through 2007.

     A summary of activity for the period ended December 31, 1997, is as follows:

                                                  Options Outstanding
                                                  -------------------
                                               Number of       Per Unit
                                               Shares        Exercise Price
                                               ------        --------------
         OUTSTANDING, JANUARY 1, 1995           72,500       $1.50 - $1.66
              Options granted                  246,203               $2.00
              Options exercised                      -                   -
              Options expired                        -                   -
                                               -------       -------------
         OUTSTANDING, DECEMBER 31, 1995        318,703       $1.50 - $2.00
              Options granted                  941,759       $3.00 - $5.00
              Options exercised                      -                   -
              Options expired                   40,400       $2.00 - $5.00
                                             ---------       -------------
         OUTSTANDING, DECEMBER 31, 1996      1,220,062       $1.50 - $5.00
              Options granted                  439,920       $3.89 - $5.00
              Options exercised                      -                   -
              Options expired                   54,350       $2.00 - $5.00
                                             ---------       -------------
         OUTSTANDING, DECEMBER 31, 1997      1,605,632       $1.50 - $5.00
                                             =========       =============

     The Company accounts for the fair value of its options granted to employees in accordance with APB 25. Accordingly, no compensation expense has been recognized for the options granted, since the options are granted, at the discretion of the Board of Directors, at an option price per share not less than fair market value, as determined by the Board of Directors, at the date of grant.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


K.   STOCK OPTION PLAN (CONTINUED)


     Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share would have been increased to the proforma amounts indicated below:

                                           1996                  1997
                                       -------------         -------------
      Net loss
          As reported                  $  (2,464,904)        $  (4,124,710)
          Proforma                     $  (2,715,065)        $  (4,222,353)

      Net loss per common share
         Basic
          As reported                  $       (4.47)        $       (3.54)
          Proforma                     $       (4.92)        $       (3.62)
         Diluted
          As reported                  $       (4.35)        $       (3.38)
          Proforma                     $       (4.79)        $       (3.46)

     The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 1997 and 1996: dividend yield of 0%, volatility of effectively 0%, risk-free interest rate based on the 10-year bond Treasury yield at the date of grant, and expected term of 10 years. SFAS No. 123 provides for the use of a 0% volatility assumption for grants made prior to becoming a public company. For grants made subsequent to the IPO, the Company used a volatility of 13.9% and an expected term of five years. All options granted to employees have been granted at an exercise price of $1.50 to $5.00 per share.

     During August 1996, the Company issued a private placement to secure $3,000,000 in junior subordinated debt coupled with 375,000 warrants to purchase membership units (shares) after July, 1998 at $4.00 per unit (share). This offering was closed with $623,000 in notes and with 61,209 and 172,638 warrants earned and granted as of December 31, 1996 and December 31, 1997, respectively. See Note D. Since the only participants in this offering were an officer and a director of the Company, the warrants earned pursuant to this offering have been adopted in the 1997 Stock Option Plan, as approved by the Board of Directors of DIDAX, and therefore are referred to as options by the Company. However, these securities are not included in the summary of activity table.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


L.   NET LOSS PER COMMON SHARE

     As required by SAFS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                       1996                1997
                                                   -----------         -----------
           Net loss (numerator)                    $(2,464,904)        $(4,124,710)
           Weighted average shares (denominator)       551,679           1,166,705
           Basic net loss per share                $     (4.47)        $     (3.54)
                                                   ===========         ===========
           Dilutive effect of stock options &
              purchase warrants                         15,302              53,097

           Dilutive shares (denominator)               566,981           1,219,802

           Diluted net loss per share              $     (4.35)        $     (3.38)
                                                   ===========         ===========

     SFAS No. 128 also requires disclosure of any transaction occurring after the end of the most recent period but before issuance of the financial statements that would have materially changed the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before the end of the period. On March 20, 1998, 553,183 common shares will no longer be subject to rescission which will increase the number of shares in both the basic and the diluted EPS calculations. See Notes I and M.

M.   SUBSEQUENT EVENTS

     DIVERSIFICATION OF INVESTMENTS

     In January 1998, the Company implemented its Investment Policy as approved by the Board of Directors which diversifies its investment portfolio in a manner which preserves principal, and maintains liquidity, while attempting to maximize portfolio rate of return through investment in short term government securities, commercial paper, and commercial money market funds, in addition to its already existing government money market fund.

     CONCENTRATION OF CREDIT RISK

     In January 1998, the Company diversified its investment portfolio. As of that date, cash equivalents are maintained in U.S. government and commercial money market funds, obligations of U.S. Government agencies and Corporate debt obligations. These cash equivalents are not insured by the FDIC, but are collateralized by the underlying assets of the federal government and the related companies.

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


M.   SUBSEQUENT EVENTS (CONTINUED)

     EMPLOYEE BENEFIT PLAN

     In January 1998, the Company adopted an Employee Benefit Plan, in the form of a 401K Plan, that covers all full time and permanent part time employees, the cost of which is substantially covered through additional after-tax payroll deductions of participants. Employees may elect to participate by contributing a percentage of their compensation. Participation is at 73% and the maximum percentage allowed is 15%.

     CHAIRMAN OF THE BOARD

     In January 1998, James G. Buick was appointed Chairman of the Board of Directors in place of Dr. Robert C. Varney. The Board of Directors also approved the formation of an ad hoc Executive Search Committee to seek out a new Chief Executive Officer. No time limit has been set for the completion of the search. Dr. Varney will continue as Chief Executive Officer until a replacement is found.

     RELATED PARTY TRANSACTIONS

     To enhance process and achieve product efficiencies, the Company hired Corporate Resource Development, Inc. ("CRD") in February 1998, for consulting services commencing in March 1998 on a month to month basis, cancelable within 30 days of notice from the firm in the month following such notice. Max Carey, a member of DIDAX's board of directors, is CRD's Vice Chairman.

     MERGER

     On February 18, 1998, DIDAX purchased all of the outstanding shares of gofishnet.com, inc. for 130,292 shares of the Company's common stock. gofishnet.com, inc., an Internet retailer of Christian music and videos, operates as a wholly owned subsidiary of the Company. The Company accounted for the merger as a pooling of interests based on the guidelines described in Accounting Principles Board No. 16, "Business Combinations". Had the merger occurred prior to December 31, 1997, the financial statement impact would have been as follows:

                                             DIDAX       DIDAX/gofishnet.com
                                          as reported       Consolidated
                                          -----------       ------------
         Revenue                         $    344,955       $   420,647
         Net Loss                        $ (4,124,710)      $(4,253,580)
         Net Loss Per Share - basic      $      (3.54)      $     (3.30)
         Net Loss Per Share - diluted    $      (3.38)      $     (3.17)

                                   DIDAX INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 1996 and 1997


M.   SUBSEQUENT EVENTS (CONTINUED)

     RESCISSION

     By March 20, 1998, 553,183 shares of common stock subject to rescission will be beyond the statue of limitations under Section 13 of the Securities Act of 1933 and Section 10b-5 of the Securities Exchange Act of 1934 along with the Securities Law of State jurisdictions, which the Company uses as a reasonable basis for establishing the potential exposure. As a result, common stock at par and paid in capital will increase by $5,534 and $1,642,865, respectively. In December 1998, the remaining 21,250 shares of common stock subject to rescission will be beyond this statute of limitations. Thus common stock at par and paid in capital will increase at that time by $213 and $84,787, respectively.


                                      F-21
\