Form 10QSB
period 1998-03-31
DIDAX INC
filed 1998-05-15
CIK 1037599

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From
________________to_______________.

Commission file number 333-25937

                                   DIDAX INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                    54-1831588
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

4501 Daly Dr., Suite 103
Chantilly, VA  20151
(Address of Principal Executive Offices)

                                 (703-968-4808)
                (Issuer's Telephone Number, Including Area Code)

                                 Not applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $ .01 Par Value: 3,651,630 shares outstanding as of March 31, 1998

Transitional Small Business Disclosure Format (check 0ne):

Yes [ ]    No [X]

                                      INDEX

Part I.    FINANCIAL INFORMATION                                                                        PAGE

Item 1.    Financial Statements
              Balance Sheets--March 31, 1998                                                              3

              Statements of Operations--Three Months Ended March 31, 1997 and
                  1998, and May 12, 1993 to March 31, 1998 Cumulative from
                  Inception                                                                               4

              Statements of Cash Flows--Three Months Ended March 31, 1997 and
                  1998, and May 12, 1993 to March 31, 1998 Cumulative from
                  Inception                                                                               5

              Notes to Financial Statements--March 31, 1998                                               6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                  9

Part II.            OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                              14

Signatures                                                                                               15

DIDAX INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AT MARCH 31, 1998 (UNAUDITED)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                     $  4,802,845
    Accounts receivable including unbilled of $38,573                   71,577
    Prepaid expenses                                                    10,492
    Deferred costs                                                       2,250
                                                                  ------------
          Total current assets                                       4,887,164

PROPERTY AND EQUIPMENT, net                                            224,524

OTHER ASSETS:
    Notes receivable from officers                                      93,000
                                                                  ------------
          Total other assets                                            93,000
                                                                  ------------

                                                                  $  5,204,688
                                                                  ============


LIABILITIES AND STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
    Notes Payable                                                 $     82,230
    Accounts payable                                                   184,533
    Accrued liabilities                                                190,124
    Deferred revenue                                                     6,460
                                                                  ------------
          Total current liabilities                                    463,347

OTHER LIABILITIES:
    Accounts payable                                                    33,421

COMMITMENTS AND CONTINGENCIES                                             --

COMMON STOCK SUBJECT TO POSSIBLE RECISSION
    $.01 par value, 21,250 shares issued and outstanding                85,000

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 20,000,000 shares
       authorized; 3,651,630 shares issued and
       outstanding at March 31, 1998                                    36,516
    Common stock warrants                                              666,722
    Additional paid-in capital                                      12,447,652
    Deficit accumulated during development stage                    (8,527,970)
                                                                  ------------
          Total stockholders' equity                                 4,622,920
                                                                  ------------

                                                                  $  5,204,688
                                                                  ============



The accompanying notes are an integral part of these financial statements.

DIDAX INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED




                                                                                            Cumulative
                                                           For the Three Months           from Inception
                                                             Ended March 31,              (May 12, 1993)
                                                    -------------------------------           to March
                                                        1997              1998                31, 1998
                                                    -----------         -----------         -----------
OPERATING REVENUES:
    Consulting services                             $    67,837         $    45,881         $   446,994
    Internet access                                      23,438               2,072             111,983
    Retail sales                                          3,342              26,120             101,584
    Advertising sales                                      --                15,730              32,606
                                                    -----------         -----------         -----------
       Total operating revenues                          94,617              89,803             693,167

OPERATING EXPENSES:
    Cost of goods and services                           45,485              39,401             506,506
    Product development                                 122,038              78,900           1,429,050
    CCN operations                                      116,743             157,622             915,327
    Sales and marketing                                  92,528             249,626           2,322,605
    General and administrative                          192,648             372,354           2,292,823
                                                    -----------         -----------         -----------
       Total operating expenses                         569,442             897,903           7,466,311
                                                    -----------         -----------         -----------

LOSS FROM OPERATIONS                                   (474,825)           (808,100)         (6,773,144)

OTHER INCOME (EXPENSES):
    Interest income                                       9,289              58,132             164,042
    Gain on exchange of assets                             --                  --                 3,091
    Miscellaneous income                                    113                --                 1,399
    Interest expense                                    (44,708)             (1,752)         (1,923,358)
                                                    -----------         -----------         -----------
       Total other income (expenses)                    (35,306)             56,380          (1,754,826)
                                                    -----------         -----------         -----------

NET LOSS                                            $  (510,131)        $  (751,720)        $(8,527,970)
                                                    ===========         ===========         ===========

Net loss per common share (basic)                   $     (0.76)        $     (0.24)
                                                    ===========         ===========

Weighted average number of common
    shares outstanding                                  674,997           3,169,953
                                                    ===========         ===========

Net loss per common share (diluted)                 $     (0.76)        $     (0.24)
                                                    ===========         ===========

Weighted average number of common shares and
    common share equivalents outstanding                674,997           3,169,953
                                                    ===========         ===========








The accompanying notes are an integral part of these financial statements.

DIDAX INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED


                                                                                                                  Cumulative
                                                                             For the Three Months               from Inception
                                                                                Ended March 31,                 (May 12, 1993)
                                                                      ---------------------------------            to March
                                                                          1997                 1998                31, 1998
                                                                      ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $   (510,131)        $   (751,720)        $ (8,527,970)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                        29,809               24,917              331,603
       Amortization of debt discount charged
          to interest expense                                               27,797                 --                127,660
       Common stock issued in lieu of cash for
          professional services                                               --                   --                 36,062
       Common stock donated                                                   --                   --                200,000
       Common stock issued in lieu of cash for
          interest on repayment of long term debt                             --                   --              1,700,000
       Changes in assets and liabilities affecting operations:
          Accounts receivable                                              (42,920)              20,649              (71,577)
          Advances due from officer                                           --                   --                (93,000)
          Prepaid expenses                                                  10,800                6,623              (10,492)
          Accounts payable                                                (182,915)             145,389              217,954
          Accrued liabilities                                               52,652               34,135              190,124
          Deferred revenue                                                  (1,526)              (9,558)               6,460
                                                                      ------------         ------------         ------------
              Net cash used by operating activities:                      (616,434)            (529,565)          (5,893,176)
                                                                      ------------         ------------         ------------

CASH FLOWS FOR INVESTING ACTIVITIES:
    Purchases of property and equipment                                     (3,140)            (108,041)            (410,305)
                                                                      ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from short-term debt                                    1,564,241                 --              1,564,241
    Proceeds from long-term debt                                            37,230                 --                 82,230
    Proceeds from short-term debt, officer and director                       --                   --                873,000
    Proceeds from advances due to officer and director                        --                   --                242,000
    Repayment of short-term debt                                              --                   --             (1,700,000)
    Repayment of advances due to officer and director                     (212,000)                --               (242,000)
    Repayment of short-term debt, officer and director                        --                   --               (873,000)
    Net proceeds from issuance of common stock                                --                 (2,125)          11,172,159
    Deferred costs                                                          (4,677)              (1,205)             (12,304)
                                                                      ------------         ------------         ------------
       Net cash provided (used) by financing activities                  1,384,794               (3,330)          11,106,326
                                                                      ------------         ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    765,220             (640,936)           4,802,845

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                     51,126            5,443,781                 --
                                                                      ------------         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    816,346         $  4,802,845         $  4,802,845
                                                                      ============         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
    INFORMATION:
    Interest paid                                                     $      2,238         $       --           $     83,038
                                                                      ============         ============         ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

       Common Stock totaling $2,000 was issued in 1995 in settlement of a loan from an officer.


The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998


A.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain items in the accompanying 1997 financial statements have been reclassified to conform with the 1998 presentation. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in DIDAX INC.'s 1997 Form 10-KSB.

B.       THE COMPANY AND ACQUISITION

Prior to April 11, 1997, the accompanying financial statements include the accounts of Didax On-Line, L.C. ("DIDAX ON-LINE"), a Virginia limited liability company incorporated in Virginia on January 12, 1995, and Didax, Inc. an S-Corporation ("DIDAX, Inc.") incorporated on May 12, 1993 in Virginia. The assets and liabilities of DIDAX ON-LINE were previously held by DIDAX, Inc. The net assets of DIDAX, Inc. were contributed to DIDAX ON-LINE in exchange for 366,193 membership units in DIDAX ON-LINE on January 12, 1995. The members of DIDAX ON-LINE and the stockholders of DIDAX, Inc. voted to merge into DIDAX INC., a Delaware corporation ("DIDAX" or "the Company") which was effective on April 11, 1997. Under the terms of this merger, the Company, among other things, issued a total of 1,160,376 shares of its Common Stock, representing 100% of its outstanding Common Stock subsequent to the Merger. All references to number of shares, per share amounts, stock option data, and market prices of Common Stock for the quarter ended March 31, 1997, were restated to reflect the merger. The Company's business includes the development of computer communications and information services specifically designed to meet the needs of Christian users of the Internet and World Wide Web.

On February 18, 1998, DIDAX purchased all of the outstanding shares of gofishnet.com, inc. for 130,292 shares of the Company's common stock. gofishnet.com, inc. ("gofishnet"), an Internet retailer of Christian music and videos, operates as a wholly owned subsidiary of the Company. The Company accounted for the merger as a pooling of interests based on the guidelines described in Accounting Principles Board No. 16, "Business Combinations". Accordingly, the financial statements presented for the three months ended March 31, 1998 and 1997, respectively are presented on a consolidated basis. For the three months ended March 31, 1997, gofishnet earned revenues of $1,881 and incurred a net loss of $39,553.

The Company intends to increase expenditures in connection with marketing and product development activities. The Company anticipates that losses will continue until such time as the Company is able to build an effective marketing and sales organization, and achieve market acceptance of its products and services.

C.       SHORT-TERM DEBT

In the first quarter of 1997, gofishnet borrowed $37,230 at an interest rate of 7% from a former principal. gofishnet borrowed an additional $45,000 at an interest rate of 10% from the same source during the third and fourth quarters of 1997. The Company recognized $1,752 and $382 interest expense for the three months ended March 31, 1998 and 1997, respectively in connection with these notes. Both notes were due and repaid in full on April 1, 1998.

D.       RELATED PARTY TRANSACTIONS

To enhance process and achieve product efficiencies, the Company hired Corporate Resource Development, Inc. ("CRD") in February 1998, for consulting services commencing in March 1998 on a month to month basis, cancelable within 30 days of notice from the firm in the month following such notice. Max Carey, a member of DIDAX's board of directors, is CRD's Vice Chairman.

E.      NET LOSS PER COMMON SHARE

The following is a reconciliation of the basic and diluted earnings per share ("EPS") calculations for the periods presented:


                                                          For the Three Months
                                                             Ended March 31,
                                                             ---------------
                                                           1997           1998
                                                           ----           ----

Net loss (numerator)                                   $ (510,131)    $ (751,720)
Weighted average shares (denominator)                     674,997      3,169,953

Basic net loss per share                               $    (0.76)    $    (0.24)
                                                       ==========     ==========

Dilutive shares (denominator)                             674,997      3,169,953

Diluted net loss per share                             $    (0.76)    $    (0.24)
                                                       ==========     ==========

As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on Statement of Financial Accounting Standards No. 128 "Earnings Per Share," for both quarters ended March 31, 1998 and 1997. Thus, 55,414 and 50,962 stock options and purchase warrants granted at below market prices outstanding in the quarters ended March 31, 1998 and 1997, respectively, are not included in the calculation of diluted EPS as their inclusion would be antidilutive. Therefore, EPS for the period ending March 31, 1997 is restated to reflect the aforementioned SEC pronouncement and the merger with gofishnet.

F.       CHANGE IN SENIOR MANAGEMENT

Pursuant to an Employment Agreement between William M. Parker and the Company dated March 23, 1998, Mr. Parker has been appointed as the Company's Chief Executive Officer ("CEO") and President, effective April 14, 1998, replacing Dr. Robert C. Varney, who has agreed to continue to serve on the Company's Board of Directors as Vice Chairman. Mr. Parker will also serve as a member of the Company's Board of Directors.

In March 1998, the Company entered into revised employment agreements with Dane
B. West, William H. Bowers, and Gary A. Struzik, which supersede the employment agreements dated June 1997. The changes consisted of reducing severance pay from eighteen to six months, identification of performance thresholds for salary increases, a change in the vesting schedule of performance based stock options to match that of CEO and President, William M. Parker, and to duly execute noncompetition and proprietary information agreements. In addition, pursuant to termination, the named executives are now only eligible for severance pay benefits as noted above, without regard to reason, whereas the prior employment agreements stipulated various actions depending on the circumstances surrounding termination.

G.       COMMITMENTS AND CONTINGENCIES

SECURITIES

In 1996, the Company became aware that certain prior private placements may be deemed not to have been properly exempted from registration under federal and/or state law. This may give rise to the opportunity for certain stockholders and members to exercise recission rights, if any, related to their investment in the Company. The Company believes there may be valid legal defenses to any and/or all such recission actions, if initiated. The potential of inadvertent exemption violations was communicated to the investors concerned in August of 1996 and in writing in December 1996. As of March 20, 1998, all but 21,250 shares of common stock subject to recission are beyond the statue of limitations under Section 13 of the Securities Act of 1933 and Section 10b-5 of the Securities Exchange Act of 1934 along with the Securities Law of State jurisdictions, which the Company uses as a reasonable basis for establishing the potential exposure. In December 1998, these remaining 21,250 shares of common stock subject to recission will be beyond the statute of limitations. Thus, common stock at par and paid in capital will increase at that time by $213 and $84,787, respectively.

H.     SUBSEQUENT EVENTS

STOCK OPTION PLAN

In April 1998, the Board of Directors resolved to amend the 1997 Stock Option Plan. The substance of this change was to amend the actual administration of the plan by making all options subject to the approval of the Board of Directors, and in the case of a merger or a similar reorganization that the Company does not survive, to cause only non vested stock options to be subject to termination should the surviving entity not assume the obligation of all granted options.

RELATED PARTY TRANSACTIONS

The Company has tendered notice to terminate the aforementioned consulting agreement with CRD, effective May 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

DIDAX INC. ("the Company") is the creator and builder of the Christian Community Network(TM) (CCN) (www.christcom.net), an interactive website which provides information and resources that the Company believes generally appeals to the Christian community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. To date, the Company has derived most of its revenues from providing Consulting Services, defined as Internet development and hosting, to Christian organizations, such as Promise Keepers, a nonprofit Christian ministry (PK Net, www.promisekeepers.org); Christianity Today, Inc., a publisher of Christian periodicals (www.christianity.net); and World Vision, an international Christian relief agency (www.worldvision.org). The Company's website services and development clients also include Mercy Medical Airlift, Christian Management Association, Worship Media Resources, the Salvation Army, Evangelical Council for Financial Accountability (ECFA), Young Life and Presbyterian Church in America.

In the fourth quarter of 1997, the Company used the opportunity afforded by its initial public offering (IPO) to begin transitioning from being a client-based web services provider to being a consumer-based developer of Internet communities. It is the Company's opinion that Internet commerce will increasingly flow towards communities that are able to aggregate large numbers of individual consumers with similar interests and characteristics. The Christian market is a prime example of this type of community, and demographic studies of online Christians indicate their desirability to the advertisers and online retail businesses that currently generate the majority of Internet revenues. The Company generally believes that there is a relationship between the size of a given online community and its ability to generate advertising and retail revenues and is focused on substantially increasing the size of its current membership base and visitor traffic. At present, the Company is positioned to generate the majority of its revenues through: the sale of advertising and sponsorship opportunities on CCN; direct retail sales and royalties/fees from the sale of Christian interest products manufactured or developed by others (primarily books, CDs, and other articles generally appealing to the Christian marketplace); membership and/or purchase-driven fees from online promotional partners (currently ranging from retailers to affinity buying clubs); and to a much lesser extent, the continuing provision of Internet services to Christian and nonprofit organizational clients.

The effectiveness of its transition to being a community builder is evidenced by the relatively stable level of revenues earned by the Company in the first quarter of 1998 as compared to the same period in 1997, despite a shift in the composition of revenue. Thus the decline in web consulting services revenues was largely offset by the Company's new revenue streams (advertising, affinity memberships, and retail sales). Additionally, the Company's progress in developing the CCN community is evidenced by the growth in membership, site visits, and advertising impressions as well as substantive recognition from external sources such as USA Today and several Website rating services, including The Mining Company (www.theminingco.com) and Best of the Christian Web (www.botcw.org). Membership on CCN is free and simply requires filling out an online registration form with one's name, e-mail address, and limited demographic data. A visit is the number of times a sequence of pages has been viewed in succession by a single user without leaving the CCN site. An advertising (ad) impression is the display of one of several types of ads on a given page seen during the course of a visit. At March 31, 1998, the company had 26,469 members as compared to 3,829 members at March 31, 1997, an annual growth rate of 591%. Visits increased 340% from a monthly average of 32,000 visits per month in the quarter ended March 31,1997 to an average of 141,000 visits per month in the quarter ended March 31, 1998. During the same period, ad impressions grew 1,076% from a monthly average of 128,000 to a monthly average of 1,506,000. To the extent visits continue to increase on the CCN site and the Company continues to place advertisements on CCN for which it receives a fee, advertising revenues from CCN should increase. The opportunity for the Company to begin generating significant advertising and retail revenues is predicated upon increasing the membership and site visits to CCN. Until critical mass is achieved in pursuing this consumer oriented business model, work effort shifted from client services activities may have an adverse effect on overall revenue.

In the first quarter of 1998, the Company completed the purchase of gofishnet.com, inc. ("gofishnet"), released several new products, and enhanced several of its existing products. The combination of these community building activities has been instrumental in realizing this increased traffic pattern. Gofishnet, an Internet retailer of Christian music and videos, was acquired on February 18, 1998. The acquisition was accounted for as a pooling of interests and gofishnet operates as a wholly owned subsidiary of DIDAX INC. Through the expansion of its services, the marketing of those services, and its presence on CCN, gofishnet experienced a retail sales (music and videos) revenue growth of 1,025% from $1,881 for the first quarter of 1997 to $21,153 for the first quarter of 1998. Additional new offerings to CCN members and visitors included direct access to Net.Market (an Internet based discount buying club), Auto-by-Tel (an automobile buying service), and The Flower Club (an online flower retailer). The Company receives purchase royalties and/or referral fees from these businesses that complement similar arrangements already in place with Amazon.com (an online book and music retailer) and Promise Keepers (a nonprofit ministry selling a range of books, music and clothing items). The Company also began offering free Web-based e-mail to CCN members through a revenue sharing agreement with WhoWhere? The agreement provides CCN with a percentage of the advertising revenue sold by WhoWhere? on the e-mail service and also allows CCN to remarket the service - called CCNmail - to third party organizations whose membership can benefit from the service and whose usage generates additional revenue sharing opportunities for CCN and the third party organization. The Company invested significant resources to improve site content via the Brotherhood(TM) Channel (provides information and interaction opportunities for Christian men), CCN Forums (an interactive medium for the continuing discussion of topics of interest to CCN members), and the launch of CCN Events, the most comprehensive local Christian events database on the Internet. To support the growing interest in these services, the Company invested in technology infrastructure - primarily server speed and capacity - to enable more visitors to get involved. Indications of favorable market acceptance include: the "1997 Christian Web Site of the Year" award given to CCN by Best of the Christian Web, an Internet watchdog and advisory service for the online Christian community; a "Hot Site" award by USA Today; the "#1 Christian Music Website" award given to CCN Events by The Mining Company in recognition of its expansive local concert and events information; and the "#2 Christian Music Website" award given to gofishnet.com by The Mining Company in recognition of its broad content, unique features, and product selection. The Company plans to continue enhancing CCN for years to come in order to become the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of March 31, 1998, the Company had an accumulated deficit of approximately $8,528,000.

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

RESULTS OF OPERATIONS

THE QUARTER ENDED MARCH 31, 1998 AND 1997

NET LOSS

For the quarter ended March 31, 1998, the Company incurred a net loss of $751,720 as compared to a net loss of $510,131 for the same period ended March 31, 1997. This increased loss of $241,589 (47%) was due primarily to an increase in Company expenditures, the details of which follow. The loss increase consisted of a $333,276 increase in the Loss from Operations for the quarter ended March 31, 1998 ($808,100) as compared to the quarter ended March 31, 1997 ($474,825), offset by a $91,686 increase in Other Income. Other Income increased as a result of a $48,843 increase in interest income and a $42,956 decrease in interest expense.

REVENUES

In the quarters ended March 31, 1998 and 1997, the Company earned $89,803 and $94,617 of revenue, respectively. Of the revenue recognized during the quarter ended March 31, 1998, $45,881 was generated from Consulting Services, $2,072 from Internet Access, $26,120 from Retail Sales, and $15,730 from Advertising. This compares to $67,837 of Consulting Service revenue, $23,438 of Internet Access revenue, $3,342 of Retail Sales revenue and $0 of Advertising revenue for the comparable period in 1997. Internet access revenue decreased by $21,366 (91%) because DIDAX recorded a one-time adjustment in the first quarter of 1997. This adjustment was to reflect a change in DIDAX's agreement with IBM as to the method of measuring Internet access revenues. Additionally, the Company discontinued actively marketing Internet access in the end of 1996. The $21,956 (32%) decrease in Consulting Service revenue is due to DIDAX's transition from being a web consulting services provider to being a community builder, as previously described, which is indicative of the 682% increase in retail sales and the posting of advertising revenue unrealized in the first quarter of 1997. With continued growth in site traffic, service enhancements, and marketing resources dedicated to retail and advertising revenue opportunities, the Company hopes to achieve continued progress in these revenue streams.

COST OF REVENUES

Cost of Goods and Services, consisting primarily (62%) of costs related to development, maintenance and support of customer websites, was $39,401 and $45,485 for the quarters ended March 31, 1998 and 1997, respectively. The result of this was a gross margin improvement to 56% from 52% for the quarters ended March 31, 1998 and 1997, respectively. However, taking the one time favorable revenue adjustment in the first quarter of 1997 into account, operationally this increase is really from 41% instead of 52% gross margin. This trend establishes the very reason the Company is quickly, yet carefully, continuing to transition to higher leverage retail and advertising revenue streams. To the extent that the Company is able to continue to grow these high margin revenues, cost of sales should continue to decrease as a percentage of revenue. However, there can be no guarantee that this will occur due to the volatile nature of the Internet industry.

PRODUCT DEVELOPMENT AND CCN OPERATIONS

Product Development expenses decreased by $43,138 (35%) primarily because of a decrease in salary expenses. There was one less employee in the department in the first quarter of 1998 as compared to the same period in 1997. CCN Operations expenses, consisting primarily of costs related to the Company's maintenance and enhancements for CCN, increased to $157,622 for the quarter ended March 31, 1998, as compared to $116,743 for the same period in 1997. The cost of CCN Operations increased by 35% because a smaller portion of salary expense was charged to cost of sales due to the decrease in web consulting revenues. In addition, there was an across the board wage increase in September 1997.

SALES AND MARKETING

Seeking to improve market recognition of CCN and to thus increase the Company's retail and advertising sales, the Company invested $157,098 (170%) more in the first quarter of 1998 as compared to the same period in 1997. This amounts to a total expense of $249,626 and $92,528 for the quarters ended March 31, 1998 and 1997, respectively. This increased investment consisted of increases in staffing, wages, and promotional expense. DIDAX's promotional efforts include magazine and Internet advertisements and the use of promotional giveaway materials to expand market awareness. The Company believes that it will continue to incur substantial technical and marketing expenses as it seeks to expand the market for CCN.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs by 93% or $179,706 in the first quarter of 1998 versus the same quarter in 1997 mostly in response to the requirements of being a publicly held firm. In addition, the acquisition of gofishnet made up $32,739 of this increase in cost. In order to address the Company's requirement to improve the operational processes necessary to under gird CCN growth, the Company invested over $40,000 in management consulting services. Lastly, salary expenses increased in the first quarter of 1998 as salary abatements due to funding constraints were discontinued at the end of 1997.

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased 526% to $58,132 from $9,289 for the quarters ended March 31, 1998 and 1997, respectively. This $48,843 increase is due to the investment of the proceeds from the Company's IPO.

Interest expense was $1,752 and $44,708 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in interest expense is due to the repayment in October 1997 of $623,000 of interest bearing notes issued in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the quarters ended March 31, 1998 and 1997, net cash used in operating activities was $529,565 and $616,434, respectively. Net cash used in investment activities was $108,041 and $3,140 in the quarters ended March 31, 1998 and 1997, respectively as the Company began to purchase the technology tools necessary to support the traffic growth on CCN.

Net cash (used) provided by financing activities was $(3,330) and $1,384,794 for the quarters ended March 31, 1998 and 1997, respectively. In the first quarter of 1997, the Company issued $1,700,000 of short term debt and $37,230 of long term debt. Offering costs for the $1,700,000 short term debt were $135,759, netting $1,564,241 of proceeds, $212,000 of which was used to repay director advances made in 1996. Liquidation of the $1,700,000 short term debt occurred in October 1997.

The Company currently anticipates that its $4,423,817 working capital balance at March 31, 1998, consisting primarily of remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next eighteen months. However, the Company anticipates that it may seek to raise additional funds in order to pursue acquisitions, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that additional financing will be available to the Company or that such financing will be available on acceptable terms.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

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

         The Company generated most of its revenue in the first quarters of 1998 and 1997 from web development consulting services. While generating $67,837 in revenue from consulting services in the first quarter of 1997, the Company was resource limited in its ability to expand its core business of developing CCN to a point of generating highly leveragable advertising and retail revenues from its members and visitors which amounted, in this early stage, to $41,850 in the first quarter of 1998. Now that the Company has the resources to be fully focused on the development of CCN, the Company is offering consulting services to a lesser extent, concentrating on the high leverage opportunities that escalating growth in consumer interest in CCN are expected to provide. This transition is expected to cause significant fluctuations in near term future quarterly operating results.

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

FORWARD LOOKING STATEMENTS

         Certain information in this quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

EXHIBIT
NUMBER            DESCRIPTION

4.5A            Form of Stock Option Agreement as amended April 6, 1998

10.3A           1997 Stock Option Plan as amended April 6, 1998

10.19A Employment Agreement between the Registrant and Dane West dated as of March 23, 1998

10.20A Employment Agreement between the Registrant and William Bowers dated as of March 23, 1998

10.21A Employment Agreement between the Registrant and Gary Struzik dated as of March 23, 1998

10.36 Form of Noncompetition and Proprietary Information Agreement between the Registrant and Messrs. Bowers, West, Parker, and Struzik dated as of March 23, 1998

11              Computation of Earnings Per Share

27.1            Financial Data Schedule - Restatement of the Quarter Ended
                March 31, 1997

27.2            Financial Data Schedule - For the Quarter Ended March 31, 1998

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of Securities Act of 1934, DIDAX INC., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DIDAX INC.


May 15, 1998                By: /s/ William M. Parker
                                ---------------------
                                    William M. Parker
                                    Chief Executive Officer and President

May 15, 1998                By: /s/ Gary A. Struzik
                                -------------------
                                    Gary A. Struzik, Chief Financial Officer and
                                    Secretary, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION                                                                    PAGE
------            -----------                                                                    ----
4.5A              Form of Stock Option Agreement as amended April 6, 1998                         1-2
10.3A             1997 Stock Option Plan as amended April 6, 1998                                 1-8
10.19A            Employment Agreement between the Registrant and Dane West dated as of           1-4
                  March 23, 1998
10.20A            Employment Agreement between the Registrant and William Bowers dated            1-4
                  as of March 23, 1998
10.21A            Employment Agreement between the Registrant and Gary Struzik dated as           1-4
                  of March 23, 1998
10.36             Form of Noncompetition and Proprietary Information Agreement between            1-3
                  the Registrant and Messrs. Bowers, West, Parker, and Struzik dated as of
                  March 23, 1998
11                Computation of Earnings Per Share                                               1-2
27.1              Financial Data Schedule - Restatement of the Quarter Ended March 31, 1997        1
27.2              Financial Data Schedule - For the Quarter Ended March 31, 1998                   1