Form 10QSB
period 1998-06-30
DIDAX INC
filed 1998-08-14
CIK 1037599

                                 United States

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                  Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998. or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From ____________to_____________.

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

                            4501 Daly Dr., Suite 103
                               Chantilly, VA 20151
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (703-968-4808)
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

Common Stock, $ .01 Par Value:  3,651,630 shares outstanding as of June 30, 1998

Transitional Small Business Disclosure Format (check 0ne):

Yes                     No     X
    --------------        --------------

                                     INDEX

Part I.   FINANCIAL INFORMATION                                                                PAGE

Item 1.   Financial Statements
             Balance Sheet--June 30, 1998                                                       3

             Statements of Operations--Three Months and Six Months Ended
                 June 30, 1997 and 1998, and May 12, 1993 to June 30, 1998
                 Cumulative from Inception                                                      4

             Statements of Cash Flows--Three Months and Six Months Ended
                 June 30, 1997 and 1998, and May 12, 1993 to June 30, 1998
                 Cumulative from Inception                                                      5

             Notes to Financial Statements--June 30, 1998                                       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                         9

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                     15

Signatures                                                                                     16

DIDAX INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED BALANCE SHEET
AT JUNE 30, 1998 (UNAUDITED)




ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                                            $              3,845,081
      Accounts receivable including unbilled of $49,930, net of
            allowance for doubtful accounts of $255                                                                         144,376
      Prepaid expenses                                                                                                        8,992
      Deferred costs                                                                                                          8,250
                                                                                                      ------------------------------
                  Total current assets                                                                                    4,006,699

PROPERTY AND EQUIPMENT, net                                                                                                 213,777

OTHER ASSETS:
      Notes receivable from officers                                                                                         93,000
                                                                                                      ------------------------------
                  Total other assets                                                                                         93,000
                                                                                                      ------------------------------

                                                                                                           $              4,313,476
                                                                                                      ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                                     $                132,012
      Accrued liabilities                                                                                                   172,382
      Deferred revenue                                                                                                        8,690
                                                                                                      ------------------------------
                  Total current liabilities                                                                                 313,084

OTHER LIABILITIES:
      Accounts payable                                                                                                       40,097
                                                                                                      ------------------------------
                  Total liabilities                                                                                         353,181

COMMITMENTS AND CONTINGENCIES                                                                                                     -

COMMON STOCK SUBJECT TO POSSIBLE RECISSION:
      $.01 par value, 21,250 shares issued and outstanding
      at June 30, 1998                                                                                                       85,000

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value, 20,000,000 shares authorized
            3,651,630 shares issued and outstanding at June 30, 1998                                                         36,516
      Common stock warrants                                                                                                 666,722
      Additional paid-in capital                                                                                         12,608,527
      Deficit accumulated during development stage                                                                       (9,436,470)
                                                                                                      ------------------------------
                  Total stockholders' equity                                                                              3,875,295
                                                                                                      ------------------------------

                                                                                                           $              4,313,476
                                                                                                      ==============================


The accompanying notes are an integral part of these consolidated financial statements.

DIDAX INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                                       For the Three Months                          For the Six Months
                                                          Ended June 30,                               Ended June 30,
                                            -----------------    -------------------    --------------------   -------------------
                                                 1997                   1998                   1997                   1998


OPERATING REVENUES:
      Advertising/Sponsorship sales         $          1,388      $          99,710      $            1,388     $         115,440
      Retail sales                                    10,757                 33,790                  14,099                59,910
      Consulting services                             87,874                 30,219                 155,711                76,100
      Internet access                                  4,503                  2,590                  27,941                 4,662
                                            -----------------    -------------------    --------------------   -------------------
            Total operating revenues                 104,522                166,309                 199,139               256,112

OPERATING EXPENSES:
      Cost of goods and services                      72,548                 58,862                 110,448                98,263
      Product development                            128,730                 80,804                 245,245               159,704
      CCN operations                                 137,704                241,148                 254,447               398,770
      Sales and marketing                            399,370                228,121                 491,898               477,747
      General and administrative                     224,439                367,195                 416,531               739,549
                                            -----------------    -------------------    --------------------   -------------------
            Total operating expenses                 962,791                976,130               1,518,569             1,874,033
                                            -----------------    -------------------    --------------------   -------------------

LOSS FROM OPERATIONS                                (858,269)              (809,821)             (1,319,430)           (1,617,921)

OTHER INCOME (EXPENSE):
      Interest income                                  6,164                 62,223                  15,453               120,355
      Gain on exchange of assets                           -                      -                       -                     -
      Miscellaneous income                               374                      -                     521                     -
      Interest expense                               (44,762)                     -                 (89,503)               (1,752)
                                            -----------------    -------------------    --------------------   -------------------
            Total other income (expense)             (38,224)                62,223                 (73,529)              118,603
                                            -----------------    -------------------    --------------------   -------------------

NET LOSS                                    $       (896,493)     $        (747,598)     $       (1,392,959)    $      (1,499,318)
                                            =================    ===================    ====================   ===================

Net loss per common share (basic)           $          (1.27)     $           (0.20)     $            (2.01)    $           (0.44)
                                            =================    ===================    ====================   ===================

Weighted average number of common
      shares outstanding                             708,249              3,651,630                 691,532             3,413,241
                                            =================    ===================    ====================   ===================

Net loss per common share (diluted)         $          (1.27)     $           (0.20)     $            (2.01)    $           (0.44)
                                            =================    ===================    ====================   ===================

Weighted average number of common shares and
      common share equivalents outstanding           708,249              3,651,630                 691,532             3,413,241
                                            =================    ===================    ====================   ===================




                                                   Cumulative
                                                 from Inception
                                                 (May 12, 1993)
                                                    to June
                                                    30, 1998
                                               -------------------


OPERATING REVENUES:
      Advertising/Sponsorship sales             $         132,316
      Retail sales                                        135,374
      Consulting services                                 477,213
      Internet access                                     114,573
                                               -------------------
            Total operating revenues                      859,476

OPERATING EXPENSES:
      Cost of goods and services                          565,368
      Product development                               1,509,854
      CCN operations                                    1,156,475
      Sales and marketing                               2,550,726
      General and administrative                        2,787,170
                                               -------------------
            Total operating expenses                    8,569,593
                                               -------------------

LOSS FROM OPERATIONS                                   (7,710,117)

OTHER INCOME (EXPENSE):
      Interest income                                     226,265
      Gain on exchange of assets                            3,091
      Miscellaneous income                                  1,399
      Interest expense                                 (1,957,108)
                                               -------------------
            Total other income (expense)               (1,726,353)
                                               -------------------

NET LOSS                                        $      (9,436,470)
                                               ===================

Net loss per common share (basic)


Weighted average number of common
      shares outstanding


Net loss per common share (diluted)


Weighted average number of common shares and common share equivalents outstanding


The accompanying notes are an integral part of these consolidated financial statements.

DIDAX INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED




                                                                                                                    Cumulative
                                                                              For the Six Months                  from Inception
                                                                                Ended June 30,                    (May 12, 1993)
                                                              ---------------------------------------------          to June
                                                                      1997                    1998                   30, 1998
                                                                                                              --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $      (1,392,959)     $        (1,499,318)    $       (9,436,470)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                       62,887                   55,317                364,128
     Amortization of debt discount charged
       to interest expense                                               55,594                        -                127,660
     Common stock issued in lieu of cash for
       professional services                                             11,062                        -                161,062
     Common stock donated                                               200,000                        -                200,000
     Common stock issued in lieu of cash for
       interest on repayment of long term debt                                -                        -              1,733,750
     Changes in assets and liabilities affecting operations:
       Accounts receivable                                              (36,579)                 (51,850)              (144,376)
       Notes receivable from officer                                          -                        -                (93,000)
       Prepaid expenses                                                  10,400                    8,123                 (8,992)
       Accounts payable                                                 (24,335)                  99,245                172,109
       Accrued liabilities                                              114,185                   15,874                172,382
       Deferred revenue                                                  (1,630)                  (7,328)                 8,690
                                                                ----------------       ------------------      -----------------
         Net cash used in operating activities:                      (1,001,375)              (1,379,937)            (6,743,057)
                                                                ----------------       ------------------      -----------------

CASH FLOWS FOR INVESTING ACTIVITIES:

  Purchases of property and equipment                                   (13,695)                (129,328)              (442,137)
                                                                ----------------       ------------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from short-term debt                                   1,564,241                        -              1,564,241
  Proceeds from notes payable                                            37,230                        -                 82,230
  Repayment of notes payable                                                  -                  (82,230)               (82,230)
  Proceeds from short-term debt, officer and director                         -                        -                873,000
  Proceeds from advances due to officer and director                          -                        -                242,000
  Repayment of short-term debt                                                -                        -             (1,700,000)
  Repayment of advances due to officer and director                    (212,000)                       -               (242,000)
  Repayment of short-term debt, officer and director                          -                        -               (873,000)
  Net proceeds from issuance of common stock
     and warrants                                                             -                        -             11,174,284
  Deferred costs                                                       (242,047)                  (7,205)                (8,250)
                                                                ----------------       ------------------      -----------------
     Net cash provided by (used in) financing activities              1,147,424                  (89,435)            11,030,275
                                                                ----------------       ------------------      -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 132,364               (1,598,700)             3,845,081

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                    51,126                5,443,781                      -
                                                                ----------------       ------------------      -----------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                      $         183,480      $         3,845,081     $        3,845,081
                                                                ================       ==================      =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
  INFORMATION:

  Interest paid                                               $           2,238      $             3,508     $           88,100
                                                                ================       ==================      =================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common Stock totaling $2,000 was issued in 1995 in settlement of a loan from an officer.

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                JUNE 30, 1998

A.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain items in the accompanying 1997 financial statements have been reclassified to conform with the 1998 presentation. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in DIDAX INC.'s 1997 Form 10-KSB.

B.    THE COMPANY AND ACQUISITION

On February 18, 1998, DIDAX INC. ("DIDAX") purchased all of the outstanding shares of gofishnet.com, inc. for 130,292 shares of DIDAX's common stock. gofishnet.com, inc. ("gofishnet"), an Internet retailer of Christian music and videos, operates as a wholly owned subsidiary of DIDAX. DIDAX accounted for the merger as a pooling of interests based on the guidelines described in Accounting Principles Board No. 16, "Business Combinations". Accordingly, the financial statements presented for the three months and the six months ended June 30, 1998 and 1997, respectively are presented on a consolidated basis. For the three months and the six months ended June 30, 1997, gofishnet earned revenues of $8,613 and $10,493 and incurred a net loss of $43,682 and $69,574, respectively.

DIDAX's and gofishnet's ("The Company's") business includes the development of computer communications and information services; advertising, sponsorship and royalty sales; and the resale of products specifically designed to meet the needs of Christian users of the Internet and World Wide Web. The Company intends to increase expenditures in connection with marketing and product development activities. The Company anticipates that losses will continue until such time as the Company is able to build an effective marketing and sales organization, and achieve market acceptance of its products and services.

C.    SHORT-TERM DEBT

In the first quarter of 1997, gofishnet borrowed $37,230 at an interest rate of 7% from a former principal. gofishnet borrowed an additional $45,000 at an interest rate of 10% from the same source during the third and fourth quarters of 1997. The Company recognized $0, $624, $1,752 and $1,032 interest expense for the three months and the six months ended June 30, 1998 and 1997, respectively in connection with these notes. Both notes were due and repaid in full on April 1, 1998.

D.    RELATED PARTY TRANSACTIONS

To enhance process and achieve product efficiencies, the Company hired Corporate Resource Development, Inc. ("CRD") in February 1998, for consulting services commencing in March 1998 on a month to month basis, cancelable within 30 days of notice from the firm in the month following such notice. Max Carey, a member of DIDAX's board of directors, is CRD's Vice Chairman.
This contract was canceled effective May 31, 1998.

E.  NET LOSS PER COMMON SHARE

The following is a reconciliation of the basic and diluted earnings per share ("EPS") calculations for the periods presented:


                                                 For the Three Months           For the Six Months
                                                     Ended June 30,                 Ended June 30,
                                                     --------------                 --------------

                                              1997             1998             1997             1998
                                              ----             ----             ----             ----

 Net loss (numerator)                      $(896,493)     $  (747,598)     $(1,392,959)     $(1,499,318)
 Weighted average shares (denominator)       708,249        3,651,630          691,532        3,413,241

 Basic net loss per share                  $   (1.27)     $     (0.20)     $     (2.01)     $     (0.44)
                                           =========      ===========      ===========      ===========

 Dilutive shares (denominator)               708,249        3,651,630          691,532        3,413,241

 Diluted net loss per share                $   (1.27)     $     (0.20)     $     (2.01)     $     (0.44)
                                           =========      ===========      ===========      ===========


As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on Statement of Financial Accounting Standards No. 128 "Earnings Per Share," for the three months and the six months ended June 30, 1998 and 1997. Thus 50,962 stock options and purchase warrants granted at below market prices outstanding in the three months and the six months ended June 30, 1997, and 55,414 stock options and purchase warrants granted at below market prices outstanding in the three months and the six months ended June 30, 1998, respectively, are not included in the calculation of diluted EPS, as their inclusion would be antidilutive. EPS for the periods ending June 30, 1997 is restated to reflect the aforementioned SEC pronouncement and the merger with gofishnet.

F.  REVENUE RECOGNITION

The Company's revenues are derived from the sale of banner advertising and sponsorship contracts; various client based Internet services contracts, including consulting and web site development; electronic commerce transactions, primarily consisting of Christian music sales; and the sale of Internet access subscriptions. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Christian Community Network(TM) ("CCN"). To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. On sponsorship contracts for prime website exposure where impressions are not guaranteed and revenue sharing follows from the sale of the sponsors' products, initial sponsorship fees are recorded as revenue upon contract signing and the revenue share portion is recorded as reported to the Company by the sponsor. Internet services revenue is recognized as earned on a percentage of completion method in accordance with the provisions of the individual customer contracts. Retail revenue is based on the sales price of products offered before application of sales tax, if applicable. Internet access revenues are recognized in the period earned based on the number of active users and the contractual rate remitted by the Internet provider.

Barter transactions, amounting to approximately 10% of revenues for the six months ended June 30, 1998, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the advertisements given. Barter transactions consist of providing hosting services in return for product price discounts and providing website advertising space on CCN in return for advertising space on the customer's website. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and are reported as consulting services revenues and advertising/sponsorship revenues.

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

H.  ANNUAL STOCKHOLDER MEETING

On Wednesday, April 29, 1998, the Company's shareholders of record, as of the close of business on March 20, 1998, approved the election of the Board of Directors, ratified and approved the adoption of the 1998 Stock Option Plan (the "1998 Plan"). The Common Stock (the "shares") subject to the 1998 Plan that may be purchased (through the exercise of options) shall not exceed in the aggregate 400,000 shares. If any stock options granted under the 1998 Plan shall terminate, expire or be canceled as to any shares, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under this 1998 Plan subsequently repurchased by the Company pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares or issued shares reacquired by the Company. The 1998 Plan will be administered by the Compensation Committee of the Board of Directors or by the Board of Directors as a whole.

I.  SUBSEQUENT EVENTS

In August 1998, the Company purchased the proprietary methodology and database underlying the personal finance software known as eValueator, the Institute for American Values Investing ("AVI") trade name, and the website by the same title (www.americanvalues.com) for 15,000 non-registered shares of the Company's common stock, 5,000 of which was issued upon consummation of the transaction, 5,000 will be issued in May, 1999, and the remaining 5,000 will be issued in February, 2000, contingent upon the Company's continued employment of the founder of AVI as the Manager of CCN's Personal Finance Channel effective August 3, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

DIDAX INC. ("the Company") is the creator and builder of the Christian Community Network(TM) (CCN) (WWW.CHRISTCOM.NET), an interactive website which provides information and resources that the Company believes generally appeals to the Christian community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. In the past, the Company has derived most of its revenues from providing Consulting Services, defined as Internet development and hosting, to Christian organizations, such as Promise Keepers, a nonprofit Christian ministry (PK Net, www.promisekeepers.org); Christianity Today, Inc., a publisher of Christian periodicals (www.christianity.net); and World Vision, an international Christian relief agency (www.worldvision.org). The Company's website services and development clients also include Mercy Medical Airlift, Christian Management Association, Worship Media Resources, Evangelical Council for Financial Accountability (ECFA), Young Life and Presbyterian Church in America.

At present, the Company generally believes that it is positioned to generate the majority of its revenues through: the sale of advertising and sponsorship opportunities on CCN; direct retail sales and royalties/fees from the sale of Christian interest products manufactured or developed by others (primarily books, CDs, and other articles generally appealing to the Christian marketplace); membership and/or purchase-driven fees from online promotional partners (currently ranging from retailers to affinity buying clubs); and to a much lesser extent, the continuing provision of Internet services to Christian and nonprofit organizational clients.

The effectiveness of this transition to being a consumer-based developer of Internet communities from being a client-based web services provider, is evidenced by a tenfold year on year increase in revenue associated with community building content, services and products, led by the sale of Christian music from gofishnet.com which has quadrupled compared to last year. The increases in the Company's new revenue streams (advertising, sponsorships, affinity memberships, and retail sales) exceeded the decline in web consulting services revenue by 60% in the first six months of 1998. Overall, the Company also experienced a 59% increase in revenue in the second quarter of 1998 as compared to the same period in 1997. Additionally, the Company's progress in developing the CCN community is evidenced by the growth in membership and advertising impressions. Membership on CCN is free and simply requires filling out an online registration form with one's name, e-mail address, and limited demographic data. An advertising (ad) impression is the display of one of several types of ads on a given page seen during the course of a visit. At June 30, 1998, the company had 100,586 members as compared to 21,467 members at June 30, 1997, an annual growth rate of 368%. Ad impressions grew 385% from 488,000 in the second quarter of 1997 to 2,368,000 in the same period in 1998. To the extent membership in CCN continues to increase and the Company continues to place advertisements and generate sponsorships on CCN for which it receives a fee, revenues from this activity on CCN should increase. The opportunity for the Company to begin generating significant advertising and retail revenues is predicated upon increasing the membership in CCN. Until critical mass is achieved in pursuing this consumer oriented business model, work effort shifted from client services activities may have an adverse effect on overall revenue.

In the second quarter of 1998, the Company signed several new agreements, released several new products, and enhanced several of its existing products. The combination of these community building activities has been instrumental in realizing this increased traffic pattern. DIDAX's wholly owned subsidiary, gofishnet.com, inc. ("gofishnet"), an Internet retailer of Christian music and videos, experienced a retail sales (music and videos) revenue growth of 276% from $7,289 in the second quarter of 1997 to $27,392 in the second quarter of 1998. This growth occurred through the expansion of its services, and increased exposure on CCN. The Company invested significant resources to improve site content via CCN Women (provides information and interaction opportunities for Christian women) and the launch of CCN Money (provides Biblically based financial information including insurance opportunities). To support the growing interest in these services, the Company continues to invest in technology infrastructure - primarily server speed and capacity - to enable more visitors to get involved. The Company plans to continue enhancing CCN for years to come in order to become the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of June 30, 1998, the Company had an accumulated deficit of approximately $9,436,000.

As a result of the Company's extremely limited operating history, the Company has no meaningful historical financial data upon which to base future operating expenses. Accordingly, the Company's expense levels are based in part on possible future revenues, of which there can be no assurance. A shortfall in revenues would have an immediate adverse impact on the Company's business, results of operations and financial condition. The Company has just recently begun to generate revenue from the commercial sale of advertising space on and sponsorships of CCN and very limited sales of products via CCN. The Company plans to significantly increase its sales and marketing efforts, and fund greater levels of product development. The Company expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

NET LOSS

For the six months ended June 30, 1998, the Company incurred a net loss of $1,499,318 as compared to a net loss of $1,392,959 for the same period ended June 30, 1997. This increased loss of $106,359 (8%) was due primarily to an increase in expenditures, the details of which follow, offset to an extent by an increase in gross margin and other income. The increased loss consisted of a $355,464 (23%) increase in Operating Expenses for the six months ended June 30, 1998 ($1,874,033) as compared to the six months ended June 30, 1997 ($1,518,569), offset to an extent by a $69,158 (78%) increase in gross margin and a $192,132 (261%) increase in Other Income. Other Income increased as a result of a $104,902 (679%) increase in interest income and a $87,751 (98%) decrease in interest expense.

REVENUES

The Company earned $56,973 or 29% more revenue in the six months ended June 30, 1998 than in the same period in 1997. The $256,112 of revenue earned in the first six months of 1998 consisted of $76,100 from Consulting Services, $4,662 from Internet Access, $59,910 from Retail Sales, and $115,440 from Advertising and Sponsorships while the $199,139 of revenue earned in the first six months of 1997 consisted of $155,741 from Consulting Services, $27,941 from Internet Access, $14,099 from Retail Sales, and $1,388 from Advertising and Sponsorships. The year on year change in revenue mix is a 8,217% ($114,052) increase in advertising/sponsorship revenue, a 325% ($45,811) increase in retail revenue, a 51% ($79,611) decrease in consulting revenue and an 83% ($23,279) decrease in Internet access revenue. A barter agreement which allowed for an equal exchange of advertising services on the Company's and the customer's Internet websites, amounted to less than ten percent of the second quarter revenue. The decrease in Consulting Service revenue is due to the Company's transition from being a web consulting services provider to being a community builder, as previously described. Internet access revenue decreased because of a one-time revenue adjustment recorded in the first six months of 1997 and the discontinuation of marketing Internet access in the end of 1996. With continued growth in site traffic, service enhancements, and marketing resources dedicated to retail and advertising revenue opportunities, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to development, maintenance, and support of customer websites; retailing Christian interest products on CCN; and selling advertising space on and sponsorships of CCN was $98,263 and $110,488 for the six months ended June 30, 1998 and 1997, respectively. The result of this was a gross margin improvement to 62% from 45% for the six months ended June 30, 1998 and 1997, respectively. However, taking into account the one time favorable revenue adjustment in the first six months of 1997, operationally this increase is really from 39% instead of 45% gross margin. This trend establishes the very reason the Company has transitioned to what the Company believes are higher leverage Retail and Advertising and Sponsorship revenue streams. To the extent that the Company is able to continue to grow these high margin revenues, cost of sales should continue to decrease as a percentage of revenue. However, there can be no guarantee that this will occur due to the volatile nature of the Internet industry.

PRODUCT DEVELOPMENT AND CCN OPERATIONS

Product development, which consists of labor and material costs associated with the development of new CCN products and services, decreased by $85,541 (35%) primarily due to staffing reductions and realignments in the first six months of 1998 as compared to the same period in 1997, as the 1997 activity involved the creation of CCN itself. CCN Operations expenses, consisting primarily of costs related to the Company's maintenance and enhancements for CCN, increased to $398,770 for the six months ended June 30, 1998, as compared to $254,447 for the same period in 1997. The cost of CCN Operations increased by 57% ($144,323) because a smaller portion of salary expense was charged to cost of sales due to the decrease in web consulting revenues. In addition, there was an across the board wage increase in September 1997 and a larger staff in CCN Operations in the first half of 1998 as compared to 1997 when the focus was on the development of CCN.

SALES AND MARKETING

Sales and marketing expenses remained almost constant at $477,747 and $491,898 for the six months ended 1998 and 1997, respectively. However, taking into account that there was a one time $200,000 stock donation to one of the Company's ministry partners in the first six months of 1997, operationally there was a $185,849 (64%) increase in Sales and Marketing in the first six months of 1998 over the same period in 1997. This increase is a result of the Company's efforts to improve market recognition of CCN and to thus increase the Company's retail and advertising sales. This increased investment consisted of increases in staffing and wages. The Company expanded its sales and marketing staff in the first half of 1998. In addition, there was an across the board wage increase in the end of 1997, subsequent to the Company's IPO. The Company believes that it will continue to incur substantial technical and marketing expenses as it seeks to expand the market for CCN.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs by 78% or $323,018 in the six months ended June 30, 1998 versus the same period in 1997 largely in response to the requirements of being a publicly held firm. In order to address the Company's requirement to improve the operational processes necessary to support CCN growth, the Company invested approximately $76,000 in management consulting services. Lastly, salary expenses increased in the first six months of 1998 due to the appointment of a new Chief Executive Officer and the discontinuance of salary abatements at the end of 1997.

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased 679% to $120,355 from $15,453 for the six months ended June 30, 1998 and 1997, respectively. This $104,902 increase is due to the investment of the proceeds from the Company's IPO.

Interest expense was $1,752 and $89,503 for the six months ended June 30, 1998 and 1997, respectively. The $87,751 (98%) decrease in interest expense is due to the repayment in October 1997 of $623,000 of interest bearing notes issued in 1996.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

NET LOSS

For the three months ended June 30, 1998, the Company incurred a net loss of $747,598 as compared to a net loss of $896,493 for the same period ended June 30, 1997. This decreased loss of $148,895 (17%) was due to a $75,473 (236%)
increase in gross margin and a $100,447 (263%) increase in other income offset to an extent by a $27,025 (3%) increase in expenditures, the details of which follow. Other Income increased primarily as a result of a $56,059 increase in interest income and a $44,762 decrease in interest expense.

REVENUES

In the quarters ended June 30, 1998 and 1997, the Company earned $166,309 and $104,522 of revenue, respectively. Of the revenue recognized during the quarter ended June 30, 1998, $30,219 was generated from Consulting Services, $2,590 from Internet Access, $33,790 from Retail Sales, and $99,710 from Advertising and Sponsorships. This compares to $87,874 of Consulting Service revenue, $4,503 of Internet Access revenue, $10,757 of Retail Sales revenue and $1,388 of Advertising and Sponsorship revenue for the comparable period in 1997. The $57,655 (66%) decrease in Consulting Service revenue is due to DIDAX's transition from being a web consulting services provider to being a community builder, as previously described, which is indicative of the $23,033 (214%) increase in retail sales and the $98,322 (7,084%) increase in Advertising and Sponsorship sales. Internet access revenue decreased by $1,913 (42%) because the Company discontinued actively marketing Internet access at the end of 1996. With continued growth in site traffic, service enhancements, and marketing resources dedicated to retail and advertising revenue opportunities, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to development, maintenance and support of customer websites; the cost of reselling Christian interest products, primarily Christian music, on community based websites, and the cost of selling advertising space on and sponsorships of these community based websites was $58,862 and $72,548 for the quarters ended June 30, 1998, and 1997, respectively. The result of this was a gross margin improvement to 65% from 31% for the quarters ended June 30, 1998 and 1997, respectively. This trend establishes the very reason the Company has transitioned to what the Company believes are higher leverage Retail, Advertising and Sponsorship revenue streams. To the extent that the Company is able to continue to grow these high margin revenues, cost of sales should continue to decrease as a percentage of revenue. However, there can be no guarantee that this will occur due to the volatile nature of the Internet industry.

PRODUCT DEVELOPMENT AND CCN OPERATIONS

Product development expenses decreased by $47,926 (37%) to $80,804 from $128,730 for the quarters ended June 30, 1998 and 1997 primarily because of a decrease in salary expenses associated with staffing reductions and realignments in the second quarter of 1998 as compared to the same period in 1997, as the 1997 activity involved the creation of CCN itself. There were two fewer employees in product development in the second quarter of 1998 as compared to the same period in 1997. CCN Operations expenses, consisting primarily of costs related to the Company's maintenance and enhancements for CCN, increased to $241,148 for the quarter ended June 30, 1998, as compared to $137,704 for the same period in 1997. The cost of CCN Operations increased by $103,444 (75%) because a smaller portion of salary expense was charged to cost of sales due to the decrease in web consulting revenues. In addition, there was an across the board wage increase in September 1997.

SALES AND MARKETING

Sales and marketing expenses decreased $171,249 (43%) from $399,370 in the second quarter of 1997 to $228,121 in the same period in 1998. This decrease is primarily due to a one-time donation of 40,000 shares of the Company restricted common stock, valued at $200,000, to a ministry partner, Promise Keepers, Inc., in the second quarter of 1997. The effects of this transaction are offset in part by increases in staffing and wages. The Company believes that it will continue to incur substantial technical and marketing expenses as it seeks to expand the market for CCN.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs by 64% or $142,756 in the second quarter of 1998 versus the same quarter in 1997 mostly in response to the requirements of being a publicly held firm. In order to address the Company's requirement to improve the operational processes necessary to support CCN growth, the Company invested approximately $36,000 in management consulting services. Lastly, salary expenses increased in the second quarter of 1998 due in part to the Company's acquisition of a new chief executive officer and the discontinuance of salary abatements at the end of 1997.

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased 909.5% to $62,223 from $6,164 for the quarters ended June 30, 1998 and 1997, respectively. This $56,059 increase is due to the investment of the proceeds from the Company's IPO.

Interest expense was $0 and $44,762 for the quarters ended June 30, 1998 and 1997, respectively. The decrease in interest expense is due to the repayment in October 1997 of $623,000 of interest bearing notes issued in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998 and 1997, net cash used in operating activities was $1,379,937 and $1,001,375, respectively. Net cash used in investment activities was $129,328 and $13,695 in the six months ended June 30, 1998 and 1997, respectively as the Company began purchasing the technology tools necessary to support the traffic growth on CCN. Net cash (used) provided by financing activities was $(89,435) and $1,147,424 for the six months ended June 30, 1998 and 1997, respectively. This usage in the six months ended June 30, 1998, consisted of the Company's repayment of $82,230 of long term debt plus accrued interest of $7,205.

The Company currently anticipates that its $3,693,615 working capital balance at June 30, 1998, consisting primarily of remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next fifteen months. However, the Company anticipates that it may seek to raise additional funds in order to pursue acquisitions, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that additional financing will be available to the Company or that such financing will be available on acceptable terms.

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

The Company generated most of its revenue in the second quarter of 1998 from Advertising and Sponsorship sales. This is the first quarter in which Consulting Services revenues were not the primary source of revenue for the Company. It is generally believed that this shift demonstrates that the Company now has the necessary resources to be fully focused on the development of CCN, that the Company is offering consulting services to a lesser extent and is concentrating on what the Company believes are high leverage opportunities that escalating growth in consumer interest in CCN are expected to provide. This transition is expected to cause significant fluctuations in near term future quarterly operating results.

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

YEAR 2000 COMPLIANCE STATUS

Many existing computer programs use only two digits to identify a year in the date field. These programs, which were developed without considering the impact of the upcoming change in the century, could fail or create erroneous results by or at the year 2000. The Company has reviewed its internal programs, and has determined that there are no material year 2000 issues within the Company's current systems or services. The Company is in the process of soliciting replies from its material customers, vendors and financial service providers to determine any risk of year 2000 issues. As of the date herein, no material year 2000 issues have been identified, however, the Company cannot be certain that its customers, vendors or financial services providers will not have year 2000 issues until evaluation of replies to the Company's year 2000 initiative is complete in the third quarter. Should such issues arise with any of these parties, it could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGE IN SECURITIES

None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On Wednesday, April 29, 1998, the Company held its Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.

(b) The Company's shareholders of record, as of the close of business on March 20, 1998, approved the election of the following individuals to the Company's Board of Directors, all of whom served as directors of the Company on the date of the meeting and made up the entire Board of Directors. Each director will hold office until the annual meeting of stockholders in the year 1999 or until his successor is duly elected and qualified.:

James G. Buick
William M. Parker
Dane B. West
William H. Bowers
Robert C. Varney, Ph.D.
Bruce E. Edgington
John J. Meindl, Jr.
Clay T. Whitehead
Earl E. Gjelde
W.R. 'Max' Carey

(c) The results of the vote on the election of nominees to the Company's Board of Directors was 1,978,878 shares for all members with 26,800 shares withholding, except Mr. Edgington who had 1,972,628 shares voted in favor with 33,050 shares withholding and there were 1,667,202 Broker non-votes. Thus by plurality of the votes cast, the Board stands elected.

      The second matter voted upon was the ratification of the selection of Hoffman, Morrison and Fitzgerald, P.C. as the Company's independent accountants. The result of the election was 1,938,578 shares voting for the proposal, 7,100 shares voted against, 60,000 shares voted to abstain, and there were. 1,667,202 Broker non-votes. Thus by majority of the votes cast, the selection of independent auditor was ratified.

      Lastly, the Stockholders ratified and approved the adoption of the 1998 Stock Option Plan (the "1998 Plan"). The Common Stock (the "shares") subject to the 1998 Plan that may be purchased (through the exercise of options) shall not exceed in the aggregate 400,000 shares. If any stock options granted under the 1998 Plan shall terminate, expire or be canceled as to any shares, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under this 1998 Plan subsequently repurchased by the Company pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares or issued shares reacquired by the Company. The 1998 Plan will be administered by the Compensation Committee of the Board of Directors or by the Board of Directors as a whole. The result of the election was 1,924,178 shares voting for the proposal, 39,600 shares voted against, 41,900 shares voted to abstain and 1,667,202 Broker non-votes. Thus by majority of the votes cast, the 1998 Stock Option Plan was adopted.

(d) There were no settlements to report.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
11          Computation of Earnings Per Share
27.1        Financial  Data Schedules - Restatement of Three Months Ended June
            30, 1997
27.2        Financial  Data  Schedule -  Restatement  of Six Months Ended June
            30, 1997
27.3        Financial Data Schedule - For the Three Months Ended June 30, 1998
27.4        Financial Data Schedule - For the Six Months Ended June 30, 1998

(b) Reports on Form 8-K

The following report on Form 8-K was filed during the quarter ended June 30, 1998:

           On April 10, 1998, the Company filed a Form 8-K pursuant to Item 5 of such Form regarding the appointment of William M. Parker as the Company's Chief Executive Officer and President, and a director, replacing Dr. Robert C. Varney, who has agreed to continue to serve on the Company's Board of Directors as Vice Chairman.


                              SIGNATURES

      In accordance with the requirements of Securities Act of 1934, DIDAX INC., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DIDAX INC.


August 13, 1998               By: /s/ William M. Parker
                                  ---------------------
                                   William M. Parker
                                   Chief Executive Officer and President

August 13, 1998               By: /s/ Gary A. Struzik
                                  ---------------------
                                   Gary A. Struzik, Chief Financial Officer and
                                   Secretary, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION                                                                       PAGE
------            -----------                                                                       ----
11          Computation of Earnings Per Share                                                        1-2
27.1        Financial Data Schedule - Restatement of the Three Months Ended
            June 30, 1997                                                                            3-5
27.2        Financial Data Schedule - Restatement of the Six Months Ended
            June 30, 1997                                                                            6-8
27.3        Financial Data Schedule - For Three Months Ended June 30, 1998                           9-11
27.4        Financial Data Schedule - For Six Months Ended June 30, 1998                             12-13