Form 10QSB
period 1998-09-30
DIDAX INC
filed 1998-11-10
CIK 1037599

                                 United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998.

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

                             4206F Technology Court
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

Yes       X         No
        -----           -----

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $ .01 Par Value: 3,656,630 shares outstanding as of September 30, 1998

Transitional Small Business Disclosure Format (check 0ne):

Yes                 No    X
        -----           -----

                                     INDEX

Part I.       FINANCIAL INFORMATION                                                                       PAGE

Item 1.       Financial Statements
                 Balance Sheet--September 30, 1998                                                         3

                 Statements of Operations--Three Months and Nine Months Ended
                     September 30, 1997 and 1998, and May 12, 1993 to September 30, 1998
                     Cumulative from Inception                                                             4

                 Statements of Cash Flows--Three Months and Nine Months Ended
                     September 30, 1997 and 1998, and May 12, 1993 to September 30, 1998
                     Cumulative from Inception                                                             5

                 Notes to Financial Statements--September 30, 1998                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                9

Part II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                            16

Signatures                                                                                                17

DIDAX INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED BALANCE SHEET
AT SEPTEMBER 30, 1998 (UNAUDITED)


ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $2,969,303
   Accounts receivable including unbilled of $68,696                                     192,972
   Deposits                                                                                8,516
   Deferred costs                                                                         77,183
                                                                                    ------------
        Total current assets                                                           3,247,974

PROPERTY AND EQUIPMENT, net                                                              284,741

OTHER ASSETS:
   Notes receivable from officers                                                         93,000
   Deposits                                                                               16,984
   Intangible assets, net                                                                 49,208
                                                                                    ------------
        Total other assets                                                               159,192
                                                                                    ------------
                                                                                      $3,691,907
                                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                     $118,669
   Accrued liabilities                                                                   221,419
   Deferred revenue                                                                       14,748
                                                                                    ------------
        Total current liabilities                                                        354,836

OTHER LIABILITIES:
   Accounts payable                                                                       45,023
                                                                                    ------------
        Total liabilities                                                                399,859

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO POSSIBLE RECISSION:
   $.01 par value, 21,250 shares issued and
      outstanding at September 30, 1998                                                   85,000

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 20,000,000 shares
      authorized 3,656,630 shared issued and outstanding at September 30, 1998            36,566
   Common stock warrants                                                                 666,722
   Additional paid-in capital                                                         12,630,783
   Deficit accumulated during development stage                                     (10,127,023)
                                                                                    ------------
        Total stockholders' equity                                                     3,207,048
                                                                                    ------------
                                                                                      $3,691,907
                                                                                    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIDAX INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                          For the Three Months          For the Nine Months             Cumulative
                                           Ended September 30,          Ended September 30,           from Inception
                                          1997           1998           1997            1998        (May 12, 1993) to
                                       ----------     -----------   ------------   ------------     September 30, 1998
                                                                                                      --------------
OPERATING REVENUES:
   Advertising/Sponsorship sales           $3,425        $152,233         $4,813       $267,673           $284,549
   Retail sales                            26,425          40,435         40,523        100,330            175,794
   Consulting services                     73,299          50,921        223,608        127,045            528,158
   Internet access                          3,631           2,454         36,975          7,116            117,027
                                       ----------     -----------   ------------   ------------      -------------
        Total operating revenues          106,780         246,043        305,919        502,164          1,105,528

OPERATING EXPENSES:
   Cost of goods and services              50,947         106,911        161,395        205,174            672,279
   Product development                    105,814         106,433        351,059        266,137          1,616,287
   Crosswalk operations                   182,432         317,218        436,879        715,987          1,473,692
   Sales and marketing                    101,428         163,771        593,326        641,521          2,714,500
   General and administrative             201,276         306,183        617,811      1,045,869          3,093,211
                                       ----------     -----------   ------------   ------------      -------------
        Total operating expense           641,897       1,000,516      2,160,470      2,874,688          9,569,969
                                       ----------     -----------   ------------   ------------      -------------

LOSS FROM OPERATIONS                    (535,117)       (754,473)    (1,854,551)    (2,372,524)        (8,464,441)

OTHER INCOME (EXPENSE):
   Interest income                            527          63,616         15,980        183,971            289,881
   Gain on exchange of assets                   0               0              0              0              3,091
   Miscellaneous income                        63               1            577            350              1,749
   Interest expense                      (53,281)               0      (142,777)        (1,947)        (1,957,303)
                                       ----------     -----------   ------------   ------------      -------------
        Total other income (expense)     (52,691)          63,617      (126,220)        182,374        (1,662,582)
                                       ----------     -----------   ------------   ------------      -------------

NET LOSS                               ($587,808)      ($690,856)   ($1,980,771)   ($2,190,150)      ($10,127,023)
                                       ==========     ===========   ============   ============      =============

Net loss per common share (basic)         ($0.80)         ($0.19)        ($2.81)        ($0.63)
                                       ==========     ===========   ============   ============

Weighted average number of common
   shares outstanding                     732,036       3,654,619        705,182      3,494,585
                                       ==========     ===========   ============   ============

Net loss per common share (diluted)       ($0.80)         ($0.19)        ($2.81)        ($0.63)
                                       ==========     ===========   ============   ============

Weighted average number of common
   shares outstanding                     732,036       3,654,619        705,182      3,494,585
                                       ==========     ===========   ============   ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIDAX INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED

                                                                                                                   Cumulative
                                                                                For the Nine Months              from Inception
                                                                                 Ended September 30             (May 12, 1993) to
                                                                              1997                1998         September 30, 1998
                                                                        -------------        -------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                 ($1,980,771)         ($2,190,150)        ($10,127,023)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                               96,369               93,941              402,752
   Amortization of debt discount charged to interest expense                   86,270                    0              127,660
   Common stock issued in lieu of cash for professional services               11,062                    0              161,062
   Common stock donated                                                       200,000                    0              200,000
   Common stock issued in lieu of cash for
      interest on repayment of long term debt                                       0                    0            1,733,750
   Changes in assets and liabilities affecting operations:
      Accounts receivable                                                    (27,683)            (100,446)            (192,972)
      Notes receivable from officer                                                 0                    0             (93,000)
      Deposits                                                                  9,893              (8,384)             (25,500)
      Deferred charges                                                              0             (76,138)             (77,183)
      Accounts payable                                                         61,169               90,828              163,392
      Accrued liabilities                                                     378,228               64,911              221,419
      Deferred revenue                                                          1,507              (1,270)               14,748
                                                                        -------------        -------------        -------------
         Net cash used in operating activities                            (1,163,956)          (2,126,708)          (7,490,895)
                                                                        -------------        -------------        -------------

CASH FLOWS FOR INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (14,842)            (238,126)            (550,913)
   Intangible assets                                                                0              (5,000)              (5,000)
                                                                        -------------        -------------        -------------
      Net cash used in investing activities                                  (14,842)            (243,126)            (555,913)
                                                                        -------------        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from long-term debt                                         1,564,241                    0            1,564,241
   Proceeds from notes payable                                                 62,230                    0               82,230
   Repayment of notes payable                                                       0             (82,230)             (82,230)
   Proceeds from short-term debt, officer and director                        250,000                    0              873,000
   Proceeds from advances due to officer and director                               0                    0              242,000
   Repayment of short-term debt                                                     0                    0          (1,700,000)
   Repayment of advances due to officer and director                        (212,000)                    0            (242,000)
   Repayment of short-term debt, officer and director                               0                    0            (873,000)
   Net proceeds from issuance of common stock and warrants                          0             (22,414)           11,151,870
   Deferred costs                                                           (502,099)                    0                    0
                                                                        -------------        -------------        -------------
      Net cash provided by (used in) financing activities                   1,162,372            (104,644)           11,016,111
                                                                        -------------        -------------        -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (16,426)          (2,474,478)            2,969,303

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 51,126            5,443,781                    0
                                                                        -------------        -------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $34,700           $2,969,303           $2,969,303
                                                                        =============        =============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION:
   Interest paid                                                               $2,238               $3,508              $88,100
                                                                        =============        =============        =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common Stock totaling $2,000 was issued in 1995 in settlement of a loan from an officer.
  As referenced in Note F, purchase of "Investigator" software methodology for Common Stock totaling $50 and Additional Paid in Capital of $49,950 in August 1998.





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

A.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain items in the accompanying 1997 financial statements have been reclassified to conform with the 1998 presentation. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in DIDAX INC.'s 1997 Form 10-KSB.

B.    THE COMPANY AND ACQUISITION

On February 18, 1998, DIDAX INC. ("DIDAX") purchased all of the outstanding shares of gofishnet.com, inc. for 130,292 shares of DIDAX's common stock. gofishnet.com, inc. ("gofishnet"), an Internet retailer of Christian music and videos, operates as a wholly owned subsidiary of DIDAX. DIDAX accounted for the merger as a pooling of interests based on the guidelines described in Accounting Principles Board No. 16, "Business Combinations". Accordingly, the financial statements presented for the three months and the nine months ended September 30, 1998 and 1997, respectively are presented on a consolidated basis. Thus the financial statements for the three months and the nine months ended September 30, 1997 have been restated to reflect gofishnet's revenues of $31,026 and $41,519 and net losses of $27,409 and $96,983, respectively.

DIDAX's and gofishnet's (collectively "the Company") business includes the development of computer communications and information services; advertising, sponsorship and royalty sales; and the resale of products specifically designed to meet the needs of Christian users of the Internet and World Wide Web. The Company intends to increase expenditures in connection with marketing and product development activities. The Company anticipates that losses will continue until such time as the Company is able to build an effective marketing and sales organization, and achieve market acceptance of its products and services.

C.    NET LOSS PER COMMON SHARE

The following is a reconciliation of the basic and diluted earnings per share ("EPS") calculations for the periods presented:

                                                       For the Three Months                For the Nine Months
                                                        Ended September 30,                Ended September 30,
                                                        -------------------                -------------------
                                                       1997             1998            1997               1998
                                                       ----             ----            ----               ----
   Net loss (numerator)                             $(587,808)      $ (690,856)       $(1,980,771)      $(2,190,150)
   Weighted average shares (denominator)              732,036        3,654,619            705,182         3,494,585


   Basic net loss per share                         $   (0.80)      $   (0.19)        $    (2.81)       $     (0.63)
                                                    =========       ==========        ===========       ===========

   Dilutive shares (denominator)                      732,036        3,654,619            705,182        3,494,585


   Diluted net loss per share                       $   (0.80)      $   (0.19)        $    (2.81)       $    (0.63)
                                                    =========       ==========        ===========       ===========

As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," for the three months and the nine months ended September 30, 1998 and 1997. Thus 55,414 stock options and purchase warrants granted at below market prices outstanding in the three months and the nine months ended September 30, 1997, and 55,414 stock options and purchase warrants granted at below market prices outstanding in the three months and the nine months ended September 30, 1998, respectively, are not included in the calculation of diluted EPS, as their inclusion would be antidilutive. EPS for the periods ending September 30, 1997 is restated to reflect the aforementioned SEC pronouncement and the merger with gofishnet.

D.    REVENUE RECOGNITION

The Company's revenues are derived from the sale of banner advertising and sponsorship contracts; various client based Internet services contracts, including consulting, Internet access subscriptions, and web site development; and electronic commerce transactions, primarily consisting of Christian music sales. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of crosswalk.com(TM) ("crosswalk"), the Company's website, which was formerly known as the Christian Community Network(TM). To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. On sponsorship contracts for prime website exposure where impressions are not guaranteed and revenue sharing follows from the sale of the sponsors' products, initial sponsorship fees are recorded as revenue upon contract signing and the revenue share portion is recorded as reported to the Company by the sponsor. Internet services revenue is recognized as earned on a percentage of completion method in accordance with the provisions of the individual customer contracts. Retail revenue is based on the sales price of products offered before application of sales tax, if applicable. Internet access revenues are recognized in the period earned based on the number of active users and the contractual rate remitted by the Internet provider.

Barter transactions, amounting to approximately twenty-two percent of revenues for the nine months ended September 30, 1998, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given. Barter transactions consist of providing hosting services in return for product price discounts, web development services in return for advertising space in the customer's magazine, and website presence on crosswalk in exchange for advertising space on the customer's website or other web related services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided are/or received and are recorded in the revenue category commensurate with the product or service rendered.

E.    COMMITMENTS AND CONTINGENCIES

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

F.    INTANGIBLE ASSETS

INVESTIGATOR

In August 1998, the Company purchased the proprietary methodology and database underlying the personal finance software known as eValueator, the Institute for American Values Investing ("AVI") trade name, and the website (referred to collectively as the "Investigator") by the same title (www.americanvalues.com) for 15,000 non-registered shares of the Company's common stock, 5,000 of which was issued upon consummation of the transaction, 5,000 will be issued in May, 1999, and the remaining 5,000 will be issued in February, 2000, contingent upon the Company's continued employment of the founder of AVI as the Manager of Crosswalk's Money Channel effective August 3, 1998.

Based on the guidance provided in SFAS No. 123 "Accounting of Stock Based Compensation," the Company determined the value of the Investigator using the Company's stock price on August 3, 1998, the transaction's closing date. The Investigator will be amortized over five years.

CROSSWALK.COM

In September, 1998, the Company purchased the right, title, interest and goodwill in the Crosswalk.com trade name, domain name, and related goodwill for $5,000. The Company recorded this transaction by the addition of a $5,000 intangible asset to its balance sheet. This intangible asset will be amortized over a period of five years.

G.    SUBSEQUENT EVENTS

RELOCATION

On October 1, 1998 the Company moved to a new 6,000 square feet location due to the expansion requirements commensurate with the expiration of its previous lease agreement. Under the new lease, the Company paid a $16,734 security deposit and prepaid the first month's rent. The Company's new monthly rent amount is currently $7,242. The Company was previously paying $5,703 per month. The Company continues to be located in Chantilly, Virginia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

DIDAX INC. ("the Company") is primarily known as the creator of CROSSWALK.COM(TM) (www.crosswalk.com), formerly known as the CCN: Christian Community Network. Crosswalk.com(TM) (hereinafter "crosswalk(TM)") is an interactive website which provides information and resources that the Company believes generally appeals to the Christian community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of sponsorships and advertising; the online retailing of Christian and family-friendly products manufactured or developed by others (music, books, apparel, gifts, etc.); commissions and referral fees from co-marketing relationships; memberships in affinity marketing programs (affording participants price discounts and other benefits of group purchasing power); and to a lesser extent, the continuing provision of technology services to Christian organizations (including Promise Keepers, Christianity Today, World Vision, Family Research Council, Young Life and the Presbyterian Church in America).

The Company has transitioned from deriving the majority of its revenues from providing Consulting Services, defined as Internet development and hosting, to Christian organizations as mentioned above, to revenue generation through: the sale of advertising and sponsorship opportunities on crosswalk(TM); direct retail sales and royalties/fees from the sale of Christian interest products manufactured or developed by others (primarily CDs, tapes, and other articles generally appealing to the Christian marketplace); and membership and/or purchase-driven fees from online promotional partners (currently ranging from insurance, retailers, to affinity buying clubs). The Company's strategy going forward is one of making crosswalk.com(TM) a community portal with deep Channel content and a breadth of information for Christians, not just Christian information. It is the Company's belief that this strategy, coupled with crossmedia marketing and promotional activities will accelerate traffic and thus revenue growth over time. The Company plans to continue enhancing crosswalk(TM) in order to become the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

The result of the transition to being a consumer-based developer of Internet communities from being a client-based web services provider, is that 73% of total 1998 September year to date revenue is generated from advertising and sponsorships and retail sales, as compared to less than 15% for the same period in 1997. The increases in the Company's new revenue streams (advertising, sponsorships, affinity memberships, and retail sales) exceeded the decline in web consulting services and Internet access revenue streams by 154% in the first nine months of 1998. Overall, the Company also experienced a 130% increase in revenue in the third quarter of 1998 as compared to the same period in 1997. Additionally, the Company's progress in developing crosswalk(TM) is evidenced by the growth in membership, ad impressions and page views. Membership in crosswalk(TM) is free and simply requires filling out an online registration form with one's name, e-mail address, and limited demographic data. An advertising (ad) impression is the display of one of several types of ads on a given page seen during the course of a visit. As the term connotes, page views are a measure of total pages viewed by visitors to crosswalk(TM) in a month. At September 30, 1998, the company had 123,274 members as compared to 29,980 members at September 30, 1997, an annual growth rate of 311%. Ad impressions grew 228% from 758,000 average per month in the third quarter of 1997 to 2,490,000 in the same period in 1998. Average monthly page views tallied in the third quarter reached 1,273,500 from less than 100,000 a year earlier. To the extent membership in crosswalk(TM) continues to increase and the Company continues to place advertisements and generate sponsorships on crosswalk(TM) for which it receives a fee, revenues from this activity on crosswalk(TM) should increase. The opportunity for the Company to begin generating significant advertising and retail revenues is predicated upon increasing membership and traffic in the form of ad impressions and page views on crosswalk(TM).

In the third quarter of 1998, one of the most significant Company events was the relaunch of the Company's website to the newly branded crosswalk.com(TM), replacing CCN: Christian Community Network (www.christcom.net). The Company deemed it necessary to establish the simplified name and URL "crosswalk.com(TM)" prior to initiating a considerable marketing and promotion campaign.

Also in the third quarter, the Company signed several new agreements and released several new products. The combination of these community building activities has been instrumental in realizing this increased traffic pattern. New agreements consisted of revenue sharing with M.A.I.N. Financial Services, Inc. who will provide insurance products as part of the crosswalkMoney Channel, the selection of Vignette's StoryServer 4.0 to accelerate web content development and customer relationship management, and the acquisition of the brand name and proprietary investment screens developed by the Institute for American Values Investing, known for its development of database screening methodologies that allow investors to evaluate current or potential holdings based upon a range of conservative values. In addition, the Company signed revenue sharing and sponsorship arrangements with Quote.com and Compassion International for the provision of content to the crosswalkMoney and crosswalkMusic Channels, respectively. Both of these Channels were released in "beta" format in the third quarter, along with the crosswalkCareers Channel. In this regard, the Company also announced two significant new hires in Scott Fehrenbacher, General Manager of the crosswalkMoney Channel, and former founder and president of American Values Investing Inc., and Neal Joseph, Vice President and General Manager responsible for all aspects of entertainment on crosswalk.com(TM), including, but not limited to, the crosswalkMusic Channel. Prior to accepting this position, Mr. Joseph was the founder and president of Warner Bros. Records' Christian music division Warner Alliance.

The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of September 30, 1998, the Company had an accumulated deficit of approximately $10,127,023.

As a result of the Company's extremely limited operating history, the Company has no meaningful historical financial data upon which to base future operating expenses. Accordingly, the Company's expense levels are based in part on possible future revenues, of which there can be no assurance. A shortfall in revenues would have an immediate adverse impact on the Company's business, results of operations and financial condition. The Company has just recently begun to generate revenue from the commercial sale of advertising space on and sponsorships of crosswalk(TM) and very limited sales of products via crosswalk(TM). The Company plans to significantly increase its sales and marketing efforts and fund greater levels of crosswalk(TM) operations. The Company expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

NET LOSS

For the nine months ended September 30, 1998, the Company incurred a net loss of $2,190,150 as compared to a net loss of $1,980,771 for the same period in 1997. This increased loss of $209,379 (11%) was due primarily to an increase in expenditures, the details of which follow, offset to an extent by an increase in gross margin and other income. The increased loss consisted of a $670,439 (34%) increase in Operating Expenses for the nine months ended September 30, 1998 ($2,669,514) as compared to the nine months ended September 30, 1997 ($1,999,075), offset to an extent by a $152,466 (106%) increase in gross margin and a $308,594 (244%) increase in Other Income. Other Income increased as a result of a $167,991 (1,051%) increase in interest income and a $140,830 (99%) decrease in interest expense.

REVENUES

The Company earned $196,245 or 64% more revenue in the nine months ended September 30, 1998 than in the same period in 1997. The $502,164 of revenue earned in the first nine months of 1998 consisted of $127,045 from Consulting Services, $7,116 from Internet Access, $100,330 from Retail Sales, and $267,673 from Advertising and Sponsorships while the $305,919 of revenue earned in the first nine months of 1997 consisted of $223,608 from Consulting Services, $36,975 from Internet Access, $40,523 from Retail Sales, and $4,813 from Advertising and Sponsorships. The year on year change in revenue mix is a 5,461% ($262,860) increase in advertising/sponsorship revenue, a 148% ($59,807) increase in retail revenue, a 43% ($96,563) decrease in consulting revenue and an 81% ($29,859) decrease in Internet access revenue. Barter agreements which allowed for equal exchanges of goods and services such as advertising and content services on the Company's and the customer's Internet websites, amounted to twenty-two percent of the nine month revenue. The decrease in Consulting Service revenue is due to the Company's transition from being a web consulting services provider to being a community builder, as previously described. Internet access revenue decreased because of a one-time revenue adjustment recorded in the first quarter of 1997 and the discontinuation of marketing Internet access in the end of 1996. With continued growth in site traffic, service enhancements, and marketing resources dedicated to retail and advertising revenue opportunities, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to development, maintenance, and support of customer websites; retailing Christian interest products on crosswalk(TM); and selling advertising space on and sponsorships of crosswalk(TM), was $205,174 and $161,395 for the nine months ended September 30, 1998 and 1997, respectively. The Company experienced a gross margin improvement to 59% from 47% for the nine months ended September 30, 1998 and 1997, respectively. To the extent that the Company is able to continue to grow these high margin revenues, cost of sales should continue to decrease as a percentage of revenue. However, there can be no guarantee that this will occur due to the volatile nature of the Internet industry.

PRODUCT DEVELOPMENT AND CROSSWALK(TM) OPERATIONS

Product development, which consists of labor and material costs associated with the development of new crosswalk(TM) products and services, decreased by $84,922 (24%) primarily due to a change in the staffing mix in the first nine months of 1998 as compared to the same period in 1997. The Company realigned its departments to better utilize its employees' talents and abilities and thus advance further towards its goal of providing the number one Christian community (or "portal") on the Internet. Crosswalk(TM) Operations expenses, consisting primarily of costs related to the Company's maintenance and enhancements for crosswalk(TM), increased to $715,987 for the nine months ended September 30, 1998, as compared to $436,879 for the same period in 1997. The cost of Crosswalk(TM) Operations increased by 64% ($279,108) due to the Company's shift from being a consulting services company to being a consumer focused community portal. A smaller portion of salary expense was charged to cost of sales in 1998 due to the decrease in web consulting revenues. In addition, there was an across the board wage increase in September 1997 and a larger staff in Crosswalk(TM) Operations in 1998 as compared to 1997. There were also increases in consulting services, content, and travel expense which directly resulted from the expansion of crosswalk(TM) both in terms of services offered on the website and, in management's opinion, the quality of those services.

SALES AND MARKETING

Sales and marketing expenses increased by 8% ($48,193) to $641,521 from $593,327 for the nine months ended September 30, 1998 and 1997, respectively. However, taking into account that there was a one time $200,000 stock donation to one of the Company's ministry partners in the first nine months of 1997, operationally there was a $248,194 (63%) increase in Sales and Marketing in the first nine months of 1998 over the same period in 1997. This increase is a result of the Company's efforts to improve crosswalk(TM)'s market recognition and to thus increase the Company's retail and advertising sales. This increased investment consisted of increases in staffing, wages, and advertising. The Company expanded its sales and marketing staff in the first half of 1998. In addition, there was an across the board wage increase in the end of 1997, subsequent to the Company's IPO. Both print media and online media were utilized more extensively in 1998 to promote crosswalk(TM) for purposes of market recognition, thus causing the increase in advertising costs. However, this increase does not reflect the majority of the costs associated with the Company's plans for a marketing and promotional campaign to be implemented in the fourth quarter. The Company believes that it will continue to incur substantial technical and marketing expenses as it seeks to expand the market for crosswalk(TM).

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs by 69% or $428,059 in the nine months ended September 30, 1998 versus the same period in 1997 largely in response to the requirements of being a publicly held firm. In order to address the Company's requirement to improve the operational processes necessary to support crosswalk(TM) growth, the Company invested approximately $76,000 in management consulting services. Lastly, salary expenses increased in the first nine months of 1998 due to the appointment of a new Chief Executive Officer and the discontinuance of salary abatements at the end of 1997.

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased 1,051% to $183,971 from $15,980 for the nine months ended September 30, 1998 and 1997, respectively. This $167,991 increase is due to the investment of the proceeds from the Company's IPO.

Interest expense was $1,947 and $142,777 for the nine months ended September 30, 1998 and 1997, respectively. The $140,830 (99%) decrease in interest expense is due primarily to the repayment in October 1997 of $623,000 of interest bearing notes issued in 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

NET LOSS

For the three months ended September 30, 1998, the Company incurred a net loss of $690,856 as compared to a net loss of $587,808 for the same period ended September 30, 1997. This increased loss of $103,048 (18%) was due to an increase in expenditures, the details of which follow, offset to an extent by an increase in gross margin and other income. The increased loss consisted of a $302,655 (51%) increase in Operating Expenses for the three months ended September 30, 1998 ($893,605) as compared to the three months ended September 30, 1997 ($590,950), offset to an extent by an $83,299 (149%) increase in gross margin and a $116,308 (221%) increase in Other Income. Other Income increased as a result of a $63,089 (11,917%) increase in interest income and a $53,281 (100%) decrease in interest expense.

REVENUES

In the quarters ended September 30, 1998 and 1997, the Company earned $246,043 and $106,780 of revenue, respectively. Of the revenue recognized during the quarter ended September 30, 1998, $50,921 was generated from Consulting Services, $2,454 from Internet Access, $40,435 from Retail Sales, and $152,233 from Advertising and Sponsorships. This compares to $73,299 of Consulting Service revenue, $3,631 of Internet Access revenue, $26,425 of Retail Sales revenue and $3,425 of Advertising and Sponsorship revenue for the comparable period in 1997. The $22,378 (31%) decrease in Consulting Service revenue is due to DIDAX's transition from being a web consulting services provider to being a community builder, as previously described, which is indicative of the $14,010 (53%) increase in retail sales and the $148,808 (4,345%) increase in Advertising and Sponsorship sales. Internet access revenue decreased by $1,177 (32%) because the Company discontinued actively marketing Internet access at the end of 1996. Barter agreements which allowed for equal exchanges of goods and services such as advertising and content services on the Company's and the customer's Internet websites, amounted to forty percent of the third quarter revenue. With continued growth in site traffic, service enhancements, and marketing resources dedicated to retail and advertising and sponsorship revenue opportunities, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to development, maintenance and support of customer websites; the cost of reselling Christian interest products, primarily Christian music, on community based websites, and the cost of selling advertising space on and sponsorships of these community based websites was $106,911 and $50,947 for the quarters ended September 30, 1998, and 1997, respectively. Despite a $55,963 (110%) increase in the cost of goods and services, there was a gross margin improvement to 57% from 52% for the quarters ended September 30, 1998 and 1997, respectively. This trend establishes the very reason the Company has transitioned to what the Company believes are higher leverage Retail, Advertising and Sponsorship revenue streams. To the extent that the Company is able to continue to grow these high margin revenues, cost of sales should continue to decrease as a percentage of revenue. However, there can be no guarantee that this will occur due to the volatile nature of the Internet industry.

PRODUCT DEVELOPMENT AND CROSSWALK(TM) OPERATIONS

Product development expenses remained almost constant at $106,433 and $105,814 for the three months ended 1998 and 1997, respectively. The less than 1% increase ($619) in the third quarter of 1998 over 1997 was primarily due to increases in depreciation and consulting expenses offset by a decrease in salary expenses. Depreciation expense increased due to the Company's investment of a portion of the IPO proceeds in fixed assets starting in the fourth quarter of 1997 and continuing in 1998. Consulting expenses increased due to a greater utilization of third party resources in order to achieve improved staffing flexibility. Salary expenses decreased as a result of the staffing change previously mentioned. Crosswalk(TM) Operations expenses, consisting primarily of costs related to the Company's maintenance and enhancements for crosswalk(TM) increased to $317,218 for the quarter ended September 30, 1998, as compared to $182,433 for the same period in 1997. The cost of crosswalk(TM) Operations increased by $134,785 (74%) due to the Company's shifted focus to consumer revenues and thus the need to expend more resources in enhancing the website. Salary expense increased in the three months ended September 30 1998 as compared to the same period in 1997 as a result of charging a smaller portion of salary expense to cost of sales and as a result of the reallocation of the staff described earlier. Lastly, in an effort to expand crosswalk(TM)'s breadth and depth, the Company invested in consultants, content, and travel to a greater extent in the third quarter of 1998 as compared to the same period in 1997.

SALES AND MARKETING

Sales and marketing expenses increased $62,342 (61%) from $101,428 in the third quarter of 1997 to $163,771 in the same period in 1998. This increase is primarily due to an expansion of both the marketing and the sales departments in 1998. Thus salaries (up 77% or $35,461), travel (up 76% or $3,810), and advertising expenses (up 88% or $28,013) were higher in the third quarter of 1998 as compared to the same quarter in 1997. These increases were offset in part by a decrease in consulting fees (down 30% or $5,476). The Company has expanded these departments as part of its efforts to increase crosswalk(TM)'s name recognition and sales. The Company believes that it will continue to incur substantial technical and marketing expenses as it seeks to expand the market for crosswalk(TM).

GENERAL AND ADMINISTRATIVE

The Company's general & administrative (G&A) costs increased by 52% or $104,908 in the third quarter of 1998 versus the same quarter in 1997 mostly in response to the requirements of being a publicly held firm. Salary expenses increased in the third quarter of 1998 due in part to the Company's acquisition of a new chief executive officer and the discontinuance of salary abatements at the end of 1997. In addition, there were moderate increases in general office expenses due in part to the expansion of the Company, the website name change, and the shift from consulting services to community portal strategy. On account of this shift, hosting costs are now charged to expense instead of to the cost of sales as hosting costs are no longer incurred for the primary purpose of hosting client site, but rather for the support of the community portal crosswalk.com(TM).

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased 11,971% to $63,616 from $527 for the quarters ended September 30, 1998 and 1997, respectively. This $63,089 increase is due to the investment of the proceeds from the Company's IPO.

Interest expense was $0 and $53,281 for the quarters ended September 30, 1998 and 1997, respectively. The decrease in interest expense is primarily due to the repayment in October 1997 of $623,000 of interest bearing notes issued in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998 and 1997, net cash used in operating activities was $2,126,708 and $1,163,956, respectively. Net cash used in investment activities was $243,156 and $14,842 in the nine months ended September 30, 1998 and 1997, respectively as the Company began purchasing the technology tools necessary to support the traffic growth on crosswalk(TM). Net cash (used) provided by financing activities was $(104,644) and $1,162,372 for the nine months ended September 30, 1998 and 1997, respectively. In the nine months ended September 30, 1998, cash use in financing activities consists of the Company repayment of $82,230 of long term debt and the incurrance of $22,414 of syndication costs related to the Companys' IPO.

The Company currently anticipates that its $2,893,138 working capital balance at September 30, 1998, consisting primarily of remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. However, the Company anticipates that it may seek to raise additional funds in order to expand its marketing campaign, and crosswalk(TM) Channel deployment, and to pursue potential leveraged joint marketing opportunities, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that additional financing will be available to the Company or that such financing will be available on acceptable terms.

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

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by multiple factors. Causes of such significant fluctuations may include, among other factors, demand for the Company's services, the number, timing and significance of new service announcements by the Company and its competitors, acceptance of its marketing initiatives, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis, the level of product and price competition, changes in operating expenses, changes in service mix, changes in the Company's sales incentive strategy, and general economic factors.

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

YEAR 2000 COMPLIANCE STATUS

Many existing computer programs use only two digits to identify a year in the date field. These programs, which were developed without considering the impact of the upcoming change in the century, could fail or create erroneous results by or at the year 2000. The Company has reviewed its internal programs, and has determined that there are no material year 2000 issues within the Company's current systems or services. The Company is in the process of soliciting replies from its material customers, vendors and financial service providers to determine any risk of year 2000 issues. As of the date herein, no material year 2000 issues have been identified, however, the Company cannot be certain that its customers, vendors or financial services providers will not have year 2000 issues until evaluation of replies to the Company's year 2000 initiative is complete in the fourth quarter. Should such issues arise with any of these parties, it could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGE IN SECURITIES

(c) In reliance upon Section 4 (2) of the Securities Act, in August 1998, 5,000 non-registered shares of Common Stock were issued to American Values Investing, LLC, of a total of 15,000 non-registered shares committed, for the purchase of the proprietary methodology and database underlying the personal finance software known as eValueator, the Institute for American Values Investing ("AVI") trade name, and the website (referred to collectively as the "Investigator") by the same title (www.americanvalues.com). 5,000 shares will be issued in May, 1999, and the remaining 5,000 shares will be issued in February, 2000, contingent upon the Company's continued employment of the founder of AVI as the Manager of Crosswalk's Money Channel effective August 3, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
11          Computation of Earnings Per Share
27.1        Financial Data Schedules - Restatement of Three Months Ended September 30, 1997
27.2        Financial Data Schedule - Restatement of Nine Months Ended September 30, 1997
27.3        Financial Data Schedule - For the Three Months Ended September 30, 1998
27.4        Financial Data Schedule - For the Nine Months Ended September 30, 1998

(b) Reports on Form 8-K

None to report.

                                   SIGNATURES

      In accordance with the requirements of Securities Act of 1934, DIDAX INC., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DIDAX INC.


November 10, 1998                    By: /s/ William M. Parker
                                         ---------------------
                                    William M. Parker
                                    Chief Executive Officer and President

November 10, 1998                    By: /s/ Gary A. Struzik
                                         -------------------
                                    Gary A. Struzik, Chief Financial Officer and
                                    Secretary, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION                                                                  PAGE
-------    -----------                                                                  ----
11         Computation of Earnings Per Share                                            1-2
27.1       Financial Data Schedule - Restatement of the Three Months  Ended
           September 30, 1997                                                           3-5
27.2       Financial Data Schedule - Restatement of the Nine Months Ended
           September 30, 1997                                                           6-8
27.3       Financial Data Schedule - For Three Months Ended September 30, 1998          9-11
27.4       Financial Data Schedule - For Nine Months Ended September 30, 1998           12-13