Form 10KSB
period 1998-12-31
DIDAX INC
filed 1999-03-22
CIK 1037599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

            For the transition period from __________ to __________

                                   DIDAX INC.
                 (Name of small business issuer in its charter)

                      Delaware                                       54-1831588
         (State or other jurisdiction of                 (IRS Employer Identification No.)
           incorporation or organization)

             4206F Technology Court
                   Chantilly, VA                                       20151
     (Address of principal executive offices)                        (Zip Code)

             Issuer's telephone number                            (703) 968-4808

Securities registered under Section 12(b) of the Exchange Act:
Title of each class              Name of each exchange on which registered
        None                            None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
Common Stock, $0.01 par value
Common Stock Purchase Warrants, no par value. Redeemed February 12, 1999.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./ /

The issuer's revenues for its most recent fiscal year were $1,083,294

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 11, 1999 approximated $53.0 million.

The total number of shares outstanding of the issuer's common stock as of March 11, 1999, was 6,567,606.

Transitional small business disclosure format (check one): Yes / / No /X/

The Company's Form SB-2 filing dated September 24, 1997, along with the Company's Post Effective Amendment dated July 2, 1998, and the Company's Form 10-KSB filing dated March 20, 1998 is incorporated by reference in Part III,
Item 13. The Company's Schedule 14-A filing dated March 19, 1999 is incorporated by reference in Part III, Items 9 through 12.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                    BUSINESS

CERTAIN INFORMATION IN THIS ANNUAL REPORT MAY CONTAIN FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS OR SERVICES, ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE, AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECTS," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY FORWARD-LOOKING STATEMENTS, ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED IN ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK AND UNCERTAINTIES"

OVERVIEW

       DIDAX INC. is primarily known as the creator and builder of crosswalk.com(TM) (http://www.crosswalk.com), (formerly CCN: the "Christian Community Network"), and hereinafter ("crosswalk.com"). Crosswalk.com, we believe, is the premier Christian community portal Web site which provides information, resources and retail sales opportunities that we believe generally appeals to the Christian community. We intend that our Web site provides "information for Christians, not just Christian information." Members and site visitors with Internet access may currently enter crosswalk.com free of charge to view channels on the Web site targeting music, personal finance, careers, and home schooling; lifestyle channels focusing on men, women, and spiritual life; and services ranging from free Web access filtering and a full-Web filtered search engine to online shopping, family-friendly movie reviews, games, chat, forums, local events, news, free email and more. Content and site resources are developed and offered both by DIDAX and by ministries, secular retailers, and publishers.

       The Company obtained net proceeds of approximately $6.0 million in connection with the closing of its initial public offering of securities (the "IPO") in October of 1997, after the retirement of certain debt. The Company believes it is positioned to generate increasing revenues from the sale of advertising space on and sponsorships of crosswalk.com, the retail sale via crosswalk.com of Christian interest and other products manufactured or developed by others (primarily books, CDs, and other articles generally appealing to the Christian marketplace); commissions and referral fees from co-marketing relationships and affinity memberships. In addition, to an increasingly lesser extent, the Company continues to generate revenue through providing Web site development and other Internet technology services ( the "Consulting Services." To enhance its retail capabilities the Company completed the acquisition of gofishnet.com, inc. ("gofishnet"), an Internet retailer of Christian music and videos in February 1998.

       The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. In 1998, the Company remained a "development Stage Company" for financial reporting purposes. For the fiscal years ended December 31, 1997 and 1998, the Company generated net losses of $(4,124,710) and $(3,459,055) respectively. See "FINANCIAL STATEMENTS." The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss for the foreseeable future. Its expense levels are based in part on its expectations as to future revenues, if any. Any shortfall in revenues, whether caused by the cancellation or deferral of, or the failure to obtain, sponsorships and advertising, retail or Web site development customers, or otherwise, would have an immediate material adverse impact on the Company's business, results of operations and financial condition.

       The Company targets the marketing of its sales, products and services and the content on crosswalk.com to persons of all ages, economic levels, genders, ethnic backgrounds and nationalities that identify themselves as Christian, principally Protestant (regardless of denomination, if any) and Catholic, with particular emphasis upon evangelical Christians. According to USA Today (source:
Barna Research Group) on December 5, 1997 "43% of all adults now consider themselves born-again Christians" where born-again is defined as "people who believe they'll go to heaven because they have `confessed their sins and accepted Jesus Christ as their savior." In January 1998 another Barna survey indicated that "83% of Americans asserted that their religious faith was very important in their life.", and that 62% of Americans consider themselves as "committed Christians". According to a poll conducted by the Gallup Organization in March 1997, approximately 27% of Americans identify themselves as Catholic and approximately 58% identify themselves as Protestant, with 61% of the respondents indicating that religion is a very important part of their life. The Pew Center for Civic Journalism in a survey published in April 1997, reported that approximately 35% of the United States population identify themselves as evangelical Christians. Based on these wide ranging reports DIDAX traditionally uses 40% as the percentage of Christians in its target audience.

       According to U.S. Internet Clock, as of November 1998 the number of individuals on the Internet has grown to over 74 million and the Internet adds one new U.S. user every 1.75 seconds. The Internet is now used by 36% of the North American population and of people aged 16-24, 50% are online. According to eMarketer, the Internet population will increase to nearly 142 million by 2002 and per International Data Corporation ("IDC") the percentage of those users transacting business online will grow from 35% to almost 50%.

       According to SOMA Communications, Inc., a Christian broadcast market research firm utilizing data supplied by Simmons, over 70% of Christians on the Internet have annual incomes in excess of $40,000 and over 30% of Christians on the Internet have annual incomes over $75,000. According to Christianity Today, Inc., a publisher of Christian periodicals, when compared to the general U.S. population, Christians are approximately 25% more likely to own a computer and approximately 15% more likely to own a modem. Additionally, according to the Simmons data, Christians on the Internet are 42% more likely than the general population to use an interactive computer service for shopping, and over 150% more likely to purchase books and music online. DIDAX concludes that Christians are present and active on the Net, can afford to purchase goods and services, have a propensity to buy on the Internet, and thus represent a good demographic segment for sponsors, advertisers and retailers.

INFORMATION AND COMMERCE ON THE INTERNET GENERALLY

       The Internet is a network of computers, which enables users to access and share information and conduct business transactions. Much of the recent growth in the use of the Internet by businesses and individuals has been driven by the emergence of the World Wide Web (the "Web"), which enables non-technical users to exploit the resources of the Internet. The emergence of the Internet as a significant communications medium is driving the development and adoption of Web site content and commerce applications that offer convenience and value to consumers, as well as unique marketing opportunities and reduced operating costs to businesses. By hosting information about products and services on a Web site, a company or organization can enable potential customers or constituents in any geographical area to gather relevant, in-depth information about products, services or organization activities and messages at their convenience and according to their preferences. A growing number of consumers have begun to transact business electronically, such as paying bills, booking airline tickets, trading securities and purchasing consumer goods, including personal computers, consumer electronics, compact disks, books and vehicles. Moreover, online transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary. In addition, Web site commerce applications enable businesses and organizations, including ministries, to rapidly target and economically manage a broad customer and constituent base and establish and maintain ongoing direct customer and constituent relationships. IDC estimates that the dollar value of goods and services purchased over the Internet will increase from approximately $4.3 billion in 1997 to $54 billion in 2002.


COMPANY MISSION AND BUSINESS

       Our mission is to be the preferred and comprehensive host for the online Christian community, featuring unique, integrated and often exclusive content and services which are inviting, family-friendly, and morally sound. In addition, we desire to serve as an advocate for the Christian community, helping them use the Web to apply biblical values to everyday life experiences.

       The Company generates revenues through the sale of sponsorships and advertising; the online retailing of Christian and family-friendly products manufactured or developed by others (music, books, apparel, gifts, etc.); commissions and referral fees from co-marketing relationships; memberships in affinity marketing programs (affording participants price discounts and other benefits of group purchasing power); and to a lesser extent, the continuing provision of Consulting Services to various Christian organizations.

       Companies and organizations alike engage crosswalk.com on many levels--from linking their sites, taking advantage of community-building interactive services, to sponsoring content- rich sections of crosswalk.com to working together with DIDAX to create new traffic producing content channels, all of which gain them access to the audience served by crosswalk.com. In this way, our business clients share the dual benefits of Internet technology and marketing to a consumer niche that they believe identifies with them.

       The Company's approach to business growth is to continue building the crosswalk.com Internet community, by offering content, products and services with distinction geared toward the needs of the Christian and family-friendly niche, with a goal to become one of the top sites on the Internet through growth in membership, pageviews, visitors and attractive demographics for sponsors, advertisers and retailers. The Company believes that generating revenues commensurate with critical mass in the Internet marketplace will ultimately drive profitability and recognition as the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a biblical world view across the breadth of their life and interests.

1998 OPERATIONS

Employees

       The Company's most important asset is its people, and DIDAX is pleased to have a number of leaders in management positions. The Chief Executive Officer and President is William Parker, who replaced the retiring Dr. Robert C. Varney in April 1998. In 1998, the Company was also pleased to have retained Neal Joseph, former president of Warner Bros.' Christian music division as its Vice President and General Manager of crosswalk.com Entertainment. In addition, Scott Fehrenbacher joined DIDAX in August 1998, responsible for the operation of the Money Channel on crosswalk.com. Stephen Biggerstaff is responsible for marketing and customer advocacy. Larry Simpson is responsible for product management and crosswalk.com operations. Steve Sedlmeyer is responsible for engineering design and internal engineering infrastructure. The founders of the Company are Dane West, who serves as Vice President of Business Development and Sales, and William Bowers, the Company's Chief Technical Officer. Gary Struzik is Chief Financial Officer and Secretary. The Company had 33 full time employees and 4 part time employees at December 31, 1998. Of these full time employees, three are engaged in engineering, nine are engaged in marketing and sales, sixteen are engaged in crosswalk operations and five in administration. The part time employees assist in web development and administration.

Crosswalk.com "1998 Christian Web Site of the Year"

       For the second consecutive year, crosswalk.com was awarded the 1998 Christian Web Site of the Year", an accolade given annually to recognize the Christian Web site which provides the most useful information and services and does so in an attractive and easy to use manner. This award is rendered by "Best of the Christian Web", a project of NetCross, Inc., which was founded in 1995 to help users find the best Christian Web sites on the Internet.

       Also in April 1998, two of its Web sites, crosswalk.com Events and Crosswalk.com Music (then gofishnet.com) were awarded the #1 and #2 Christian Music Web Site Awards, respectively, in an annual review by the Mining Company. The Mining Company's Christian Music Guide, awarding the #1 slot to crosswalk.comEvents, gave the site perfect scores for graphics, usefulness, ease-of-use, and frequently updated content being the most comprehensive and up-to-date events site for Christians on the Web. The #2 position, awarded to wholly owned DIDAX subsidiary, gofishnet.com, an extensive Christian Music retail site, stated the site is "the Christian music site that sets the standard for all others to live up to." In March of 1999, the Music channel at crosswalk.com, was named the #1 Christian music Website in The Mining Company's third annual awards. The Mining Company indicated that the Music Channel at crosswalk.com had "the most compelling and useful Christian music site on the Net."

Traffic on Crosswalk.com

       The Company's progress in developing crosswalk.com is evidenced, among other things, by the growth in membership and page views. Membership in crosswalk.com is free and requires filling out an online registration form with one's name, e-mail address, and limited demographic data. Membership benefits include a free Web-based email account, access to crosswalk.com's chat and forums, permission to post local events in the award winning crosswalk.com events database directory, free filtered Web access, and monthly email updates on the latest additions to our site and the latest in Christian music news. Page views are a measure of total pages viewed by visitors to crosswalk.com in a given month.

       At December 31, 1998, crosswalk.com had 147,405 members as compared to 40,888 members at December 31, 1997, an annual growth rate of 260%. Average monthly page views tallied in the fourth quarter reached 2,200,000 from less than 217,600 a year earlier, representing more than a tenfold increase. In order to enhance traffic flow to crosswalk.com, the Company has integrated crosswalk.com into AOL through the keyword "crosswalk" providing a direct link to crosswalk.com from the AOL network.

Emphasizing what works on the Internet

       DIDAX's product development strategy, centered around the theme of "information for Christians, not just Christian information," is to target the most in-demand consumer-driven information areas and applications on the Internet and then deliver them to the Christian marketplace with what we believe is meaningful distinction. For example, a recent analysis by ZDNet.com showed four of the top ten Web activities to be online shopping, money management, career management, and "learning something new." In 1998, crosswalk.com launched or began development on major new channels designed to tap into all of these traffic and revenue streams: The Music Channel at crosswalk.com, The Money Channel at crosswalk.com, The Career Channel at crosswalk.com, and The HomeSchool Channel at crosswalk.com.

       The Music Channel was launched in November to address three major growth factors: the double-digit growth rate of the Christian music industry throughout the `90s; the explosive rate of growth in online music sales; and the ongoing distribution problem in the Christian music industry. According SOMA Communications, to Since 1992, Christian music has grown faster than any musical genre other than rap and is now larger than classical and jazz combined. The e-commerce explosion includes music, which Jupiter Communications, and Internet marketing research firm, predicts will expand from $70 million in 1997 online sales to $2.8 billion in online sales by 2002, a 100% annual growth rate. And, compared with most other musical genres, the ability to listen to Christian music on the radio or buy it at traditional offline retail outlets is severely limited. Most Christian radio, which is rarely found in more than one or two stations per market and not at all in many markets nationally, consists of ministry and talk radio programming. Musical programming that does exist is necessarily narrow in scope. At the same time, retail distribution of Christian music is still largely focused on Christian bookstores, with limited geographical distribution, shelf space and audio sampling capabilities. The Music Channel at crosswalk.com resolves these distribution issues by providing artist interviews, CD sampling, 24-hour radio streams in a variety of musical formats, concert schedules and ticketing information, and direct online purchasing at the crosswalk.com MusicStore (formerly gofishnet.com). Sales of music related products and sponsorships in 1998 - even including months of interruption due to site development and enhancement work - increased to $200,000 in 1998 from $51,000 in 1997.

       In November 1998, the Money Channel at crosswalk.com was launched around the theme of "making your money count." In addition to services provided by Quote.com, an unaffiliated Web site content provider thath provides quotes, charts, research, planning calculators, and more, this channel is focused around the proprietary INVESTigator(TM) values-based investing research. This online mutual fund software allows visitors to evaluate the companies comprising a mutual fund portfolio to determine whether their investments are consistent with their personal values and provides them with alternative mutual funds with similar investment goals. Through the use of this values-based investing software, visitors can screen out companies that engage in practices inconsistent with their values, while identifying alternative investment portfolios with comparable historical performance. This product was quickly noticed by the investment community and led to the appearance of CEO and President William Parker on CNBC's "Mutual Fund Report" in November 1998. In the fourth quarter the Company also entered into a co-marketing arrangement with Quantum American, Inc. and Quantum/Gabelli, LP for the creation of a family of cobranded values-based financial products including mutual funds and a debit card. In addition, the site provides an insurance center with products provided by Zurich Kemper and others through a sponsorship agreement with M.A.I.N. Financial Services, Inc. With these product offerings, a number of financial tools and calculators, the ability to chat with leading experts in managing money prudently and biblically, and the advent in 1999 of online banking, online trading and online tax preparation, the Company believes that there is no other financial web site of its kind on the Web. Sponsorship revenue of $350,000 was generated through agreements related to crosswalk.com Money Channel in 1998.

       The Career Channel at crosswalk.com was launched in June of 1998 through an alliance with CareerMosaic, the largest job site on the Internet. This channel provides online job seeking and recruiting services, both in conjunction with CareerMosaic and directly for Christian-community-related job postings, plus in-depth career assessment and planning services from Alston-Kline, Inc., a leading human resource and organizational development company which has been serving the Christian community for ten years. Resources in life planning from Dr. Ron Jenson, and CollegeWalk; a leading directory of Christian colleges, universities, seminaries and graduate schools on the Internet, are also offered on the Career Channel. $44,000 of revenue was generated from sponsorships related to crosswalk.com Career Channel in 1998.

       In December 1998, the Company began working on developing the HomeSchool Channel at crosswalk.com. Mike Farris, president of the Home School Legal Defense Association (HSLDA) and the National Center for Home Education and one of the recognized leaders in this booming educational trend, is leading the development and management of the channel, which launched during the first quarter of 1999. The home education marketplace is estimated to encompass two million children and roughly $400 million in home educational spending in 1999; the HomeSchool Channel will target this audience with a comprehensive array of free and fee-based resources as well as a premier selection of retail products and services, collectively designed to drive revenues, membership and visits. Crosswalk.com uniquely serves this marketplace with a combination of Web safety applications including CrossingGuard(TM), a free Web filtering solution available only to crosswalk.com members, and a full-Web filtered search engine that blocks adult/explicit links from search results.

Fee-Based Advertising, Sponsorships, Affinity Memberships and Other Retail Sales

       Access to crosswalk.com is provided by the Company free of charge to those persons who have Internet access. The Company attempts to collect demographic (e.g. age, sex, location) and psychographic (e.g. purchasing habits, brand loyalty, price sensitivity) characteristics of its consumers by building individual profiles over a period of time through guestbook registration, online surveys and instant polling techniques. User profiles allow the Company to provide valuable, targeted information to the consumer and to sponsors and advertisers on crosswalk.com. Site wide advertising and sponsorship revenue on crosswalk.com amounted to $253,000 in 1998.

       The Company has arrangements with numerous organizations such as Amazon.com, Auto-by-Tel, The Flower Club, Promisekeepers, Cendant, eToys, Family Christian Stores, Movieguide, Dreamworks, Christian Liberty Academy and more whereby the Company receives revenue for the sale of or referral fee for the sale of memberships or/and products marketed by these organizations. In 1998, revenue associated with this activity was $26,000.

Web site Development and Technology Consulting Services

       The Company has been engaged in providing the Consulting Services consisting of web development, hosting and Internet access for others since late 1995. Substantially all of the Consulting Services were donated to the Company's clients in 1995 and 1996. In 1997, 80% of the Company's revenues were generated from this activity. As the Company focuses more on the Christian consumer served through crosswalk.com, the Company anticipates that this will be reduced to not more than 5% in years to come. The Company has received more than 20 awards for its Web site development activities. In addition to Promisekeepers and Christianity Today, Inc., for which the Company developed websites in April 1996, the Company's Web site services and development clients include World Vision, Maranatha! Music, the Salvation Army, Ministry Business Services, Prison Fellowship, Family Research Council, Evangelical Council for Financial Accountability (ECFA), Christian Liberty Academy and Billy Graham Institute of Evangelism. Because other firms in the Christian niche market (some of which have longer operating histories and may have greater financial and other resources) offer Web site development and computer consulting services at competitive prices, there can be no assurances that the Company will derive significant revenues from providing Consulting Services in the future. Sales of Consulting Services in 1998 amounted to $210,000 or 19% of total revenues.

Crosswalk.com Services and Sense of Community

       The Company believes that Christians and values-sensitive families will fully embrace the potential of the Web when they can be assured of a safe environment that doesn't expose them or their children to the offensive, adult-oriented, explicit content now available online. To this end, crosswalk.com launched CrossingGuard(TM) - a server-level, continuously updated Web filtering system that blocks over five million Web pages - in the fourth quarter of 1998. CrossingGuard(TM) is free to crosswalk.com members, who otherwise must pay $25-$125 per year for filtering solutions that are software-based or add-ons to basic Web access fees. Along with the filtered access, crosswalk.com also offers its own filtered search engine, giving users access to more than 100 million Web pages, while stopping objectionable ones from even being listed in a search screen. Additional services include: free email; chats and discussion forums; an entertainment area full of online games, daily features and columns; up to date religious news and headline news from Reuters; an award-winning directory of nationwide events of special interest to the Christian community; the "Omnilist" comprehensive directory of thousands of the best Christian and family-friendly Web sites; the exclusive online MovieGuide site, with current reviews and a subscription-based archive of family-friendly reviews; and ICRN Radio, a comprehensive library of online radio messages from a variety of leading Christian broadcasters.

       In addition to interactive services like chat and forums, crosswalk.com provides for the formation and growth of online community through several channels that touch on the day to day challenges that life brings. The Men's Channel and the Women's Channel provide the environments for men and women to be encouraged in their spiritual walk by sharing life's experiences with one another, tapping into expert commentaries and recommended resources, reviewing a daily devotional and even clicking on the daily humor column. On a deeper level, the Spiritual Life Channel provides content and resources conducive to prayer, personal worship, and Bible study plus feature articles on practical topics like "How to Find a Church". Although a Christian context is provided throughout crosswalk.com, these channels collectively round out the emphasis on practically applying one's faith and values to everyday life.

Investments in Technology

       In 1998, the Company invested in the selection of Vignette's StoryServer
4.0 as the technology platform for underlying the continuing growth of crosswalk.com. The StoryServer 4.0 Web site content management software has expanded the Company's premier content management capabilities to include a suite of Internet relationship management (IRM) applications. IRM tools enable a lifecycle approach to customer relationship management by targeting lifecycle personalization, open customer profiling, advanced content management and decision support.

       The Company also implemented the use of Net Gravity ad server software for database management of Web site traffic and ad placement statistics. The software also reports traffic and ad statistics and demographics, which the Company and its clients depend on for assessing performance.

       In 1998 the Company enhanced its utilization of the GTE Internetworking for expansion of hosting of crosswalk.com for increased bandwidth and reliance on professional 7/24 monitoring of operations and direct connections to the Internet backbone.

MARKETING

       In September 1998, the Company rebranded and relaunched its Christian community Web portal as crosswalk.com, replacing the previous name of CCN:
Christian Community Network. At the same time, the site Universal Resource Locator (URL) was changed to www.crosswalk.com from www.christcom.net. In conjunction with a steady shift away from Web site development and hosting and towards a fully consumer-driven business, DIDAX INC. has rebranded itself as crosswalk.com and will focus on this brand going forward.

       Crosswalk.com, as a brand, embodies two key aspects of the Company's vision for the site. First, it represents a strong Web safety positioning and the provision of safe passage in a dangerous area. Second, it speaks to our strategy of "information for Christians, not just Christian information", which is a unique position for Christian-based Web sites and one that provides resources for the full spectrum of a Christian's daily walk.

       With a focused name and URL in place, the Company initiated its first nationwide multimedia advertising campaign - primarily utilizing Christian radio and targeted periodicals - which it believes was largely responsible for the 73% traffic growth experienced in the fourth quarter of 1998. In 1999, the Company intends to expand these campaign efforts in order to drive volume gains in membership, traffic and associated revenues.

       Also in 1999, the Board of Directors of the Company will request that the stockholders of the Company approve aproposal to amend the Company's Articles of Incorporation to change the Company name to crosswalk.com, which the company believes will simplify marketing communications with consumers and potential business partners and provide both continuity and leverage to the overall branding strategy.

       The Company believes that solidifying its growing national recognition and position as the leading Web portal for the online Christian community is critical to its ongoing efforts to generate Web site traffic, membership and revenues. This effort is highlighted by aggressive media and public relations campaigns, which will accelerate in 1999, but begins with the development and application of unique, value-added, market-driven content and services within the crosswalk.com community. Many of these applications are internally developed or managed, while a few are available via partnerships - often exclusive - with other leading online content and service providers. All, however, stem from an ongoing analysis of consumer needs, Web trends, and online business opportunities. The dynamics of the Internet create an upward opportunity spiral that converts unique applications into traffic and membership, and then converts traffic and membership into a stream of new opportunities from external organizations seeking a receptive audience.

       The Company believes that crosswalk.com's ability to generate this audience and the continued stream of content and service applications is a current distinctive of the site and one that must be continuously supported via aggressive consumer spending and relationship/affinity marketing efforts within the Christian and non-profit communities.

       The value of this distinctive can be quantified in the attention crosswalk.com has enjoyed among high-impact national media. In 1998, crosswalk.com received favorable press - ranging from on-air and in-print interviews to news commentaries and press release pick-ups -- in media as widespread as CNBC, Money magazine, CBS Market Watch, The Washington Post, CCM Update, Christian Businessman Magazine, Christian Computing, Beverly LaHaye Today, and numerous radio interviews.

       With the stream of new channel and new service launches and the increased investment in traffic and membership generating initiatives, the Company anticipates exponential growth in its position as the leading Web portal for the online Christian community. With this position - and the ability to act as responsible advocate for the largest Christian community on the Web - in place, the Company expects to significantly accelerate closure of revenue opportunities ranging from site sponsorships and advertising to member/donor acquisition fees to retail sales, transaction fees, and more.

COMPETITION

       To the extent the Company engages in sales of sponsorship and advertising space on crosswalk.com, the Company competes with print and direct mail, radio and television advertising, as well as several hundreds of thousands of other websites.

       The Company's retail sales services compete against a variety of Internet and traditional buying services and stores, some of which offer the same products and services as the Company does on crosswalk.com. In the Internet-based market, the Company competes for attention with other entities, which maintain similar commercial websites. The Company also competes indirectly against affinity programs offered by several companies.

       The market for Internet-based commercial services is new and competition among commercial websites is expected to increase significantly in the future. The Internet is currently characterized by minimal barriers to entry, and current and new competitors can launch new retail websites at relatively low cost. Potential competitors could include, but are not limited to, information service providers and manufacturers, producers and distributors of products and services. In order to compete successfully as an Internet commerce entity, the Company must significantly increase awareness of the Company and its brand name, drive a critical mass of members and site visitors to a purchase decision, effectively market its services, and successfully differentiate its Web site. Certain of the Company's current and potential competitors have longer operating histories, greater name recognition and greater financial resources. Such competitors could undertake more aggressive and costly marketing campaigns than the Company, which may adversely affect the Company's marketing strategies and have a material adverse effect on the Company's business, results of operations or financial condition.

       In addition, as the Company introduces new services, it will compete directly with a greater number of companies. Such companies may already maintain or may introduce websites, which compete with those of the Company. There can be no assurance that the Company can continue to compete successfully against current or future competitors, nor can there be any assurance that competitive pressures faced by the Company will not result in increased marketing costs, decreased Internet traffic or loss of market share or otherwise will not materially adversely affect its business, results of operations and financial condition.

       The Company believes that the principal competitive factors affecting the market for Internet-based marketing services are the speed and quality of service execution; the size and effectiveness and quality of products and services of the participating manufacturers, producers and distributors; competitive pricing; successful marketing and establishment of national brand name recognition; positioning itself as a leading Internet-based marketing service; the volume and quality of traffic to and purchase requests from a Web site; and the ability to introduce new services in a timely and cost-effective manner. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company will be able to compete successfully against current or future competitors with respect to any of these factors.

       The Company's known competitors include Christianity Online (COL), an aggregated Web site operated by Christianity Today, Inc. The Company has developed Christianity.Net, another Web site operated by Christianity Today, Inc. which is available through crosswalk.com pursuant to an agreement between the Company and Christianity Today, Inc. In addition, OnePlace.com, acquired by Salem Communications is a Christian community which has developed databases of Christian products, churches, retail stores, Christian counselors and other ministry partners designed to attract, retain and integrate traffic into an on-line community. OnePlace also generates revenue from advertising, technology licensing and the sale of products and services through its Christian SuperStore. Other known competitors include Gospel Communications Network (GCN), a Web site operated by a division of Gospel Films, currently supported through donations and does not generate revenue through advertising; Goshen, a Web site operated by Media Management, which provides limited news services and advertising space; ICRN (Involved Christian Radio Network by Domain), a Web site operated by The Domain Group, a for-profit international marketing and fund raising organization currently operating an Internet radio service geared to the Christian community. (In 1998, the Company signed an agreement with the Domain Group for content exchange and marketing promotion); Lightsource Online (by
KMA), a Web site operated by KMA Media Group (KMA), a for-profit marketing and fund raising organization currently operating an Internet radio service geared to the Christian community; and Christian Answers.Net, a Web site operated by Eden Communications supported entirely by donations, including an area of interest to young Christians and movie reviews.

OPERATIONS AND TECHNOLOGY

       The Company believes that its future success is dependent on its ability to improve continuously the speed and reliability of crosswalk.com, enhance communications functionality with its consumers and maintain the highest level of information privacy and transaction security. Continuous system enhancements are primarily intended to accommodate increased traffic across the Company's Web site, improve the speed with which purchase requests are processed and heighten Web site security, which will be increasingly important as the Company offers new services. System enhancements entail the implementation of sophisticated new technology and system processes and there can be no assurance that such continuous enhancements may not result in unanticipated system disruptions, such as power loss and telecommunications failures. The Company's primary servers are located offsite and maintained by GTE Networking. In addition the Company maintains certain servers at its corporate headquarters in Chantilly, Virginia. The Company's servers are vulnerable to interruption by damage from fire, hurricane, power loss, telecommunications failure and other events beyond the Company's control. The Company is in the process of developing comprehensive out-of-state disaster recovery plans to safeguard consumer information. The Company maintains business interruption insurance for the actual loss of business income sustained due to the suspension of its operations over a twelve-month period as a result of direct physical loss of or damage to property at the Company's offices. However, in the event of a prolonged interruption, it is probable that this business interruption insurance will not be sufficient to fully compensate the Company. In the event that the Company experiences significant system disruptions, the Company's business, results of operations or financial condition could be materially adversely affected.

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

TRADEMARKS AND PROPRIETARY RIGHTS

       The Company's success and ability to compete is dependent in part upon its proprietary systems and technology. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, continued development of its proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's proprietary rights is difficult. In addition, litigation may be necessary in the future to enforce or protect the Company's intellectual property rights or to defend against claims of infringement or invalidity. Misappropriation of the Company's intellectual property or potential litigation could have a material adverse effect on the Company's business, results of operations or financial condition.

       The Company asserts common law protection on certain names and marks that it has used in connection with its business activities. There can be no assurance that the Company will be able to secure registration for any of its marks. The Company has also invested resources in purchasing Internet domain names for existing and potential Internet sites from the registered owners of such names. There is a substantial degree of uncertainty concerning the application of federal trademark law to the protection of Internet domain names, and there can be no assurance that the Company will be entitled to use such domain names.

CHRISTIAN STATEMENT OF FAITH; THE COMPANY'S POLICY

       Article XIII of the Company's Bylaws provides that the Company is a "religious corporation." To this end and in order to best identify with and service its selected Christian market niche and to generate its Internet product which is heavily content laden, the Company's policy is generally to include among its officers and directors unconditionally, and employees, where a bona-fide occupation qualification exists, only persons who, upon request, subscribe to the Company's Christian Statement of Faith as follows:

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

       In order to implement the Christian Statement of Faith, the Company intends generally to act in accordance with the following policy, as stated in its Bylaws: "The Corporation shall:

"1. Actively seek to market the services of the [C]orporation to those persons, entities, and agencies which are actively involved in propagating a pattern of beliefs and actions consistent with the tenets of the Statement of Faith. Nothing herein shall be construed to prohibit marketing such services to other persons, entities, or agencies except as specifically set forth in the prohibitions or corporate action set forth below.

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

       The Corporation shall not:

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

 4. Permit any party to utilize the name, goodwill, trade marks, or trade names of the [C]orporation in any course of action or dealings which the [C]orporation itself is herein prohibited from taking."

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

       "No amendment to this Article XIII and no other superseding or conflicting provision of these BYLAWS, the ARTICLES OF INCORPORATION, or any shareholder agreement shall be adopted unless the result of the count of votes approving the amendment is 90% affirmative without dissension and a minimum of two-thirds of the shares outstanding are represented and voting. Such vote must be made at an actual special meeting of the shareholders called by written notice delivered to each shareholder not less than 10 nor more than 60 days prior to the date of the meeting. Time is of the essence as to this notice provision and no extension of the time of the meeting or adjournment of the meeting to a date outside the notice period shall be permitted except upon the affirmative vote of not less than 70 percent of the shares then issued and outstanding."

GOVERNMENT REGULATION

       As the Company introduces new services, the Company may need to comply with additional licensing regulations and regulatory requirements. Becoming licensed may be an expensive and time-consuming process, which could divert the efforts of management. In the event that the Company does not successfully become licensed under applicable state laws or otherwise comply with regulations necessitated by changes in current regulations or the introduction of new services, the Company's business, results of operations or financial condition be materially adversely affected.

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

ITEM 2. DESCRIPTION OF PROPERTY

       The Company currently maintains its executive offices in approximately 6,100 square feet of space at 4206F Technology Court, Chantilly, Virginia pursuant to a five year lease agreement terminating in September, 2003 with an unaffiliated third party at an annual rental of approximately of $87,000. The Company considers this space to be currently sufficient for its corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET

       The Company's Common Stock is listed for trading on the Nasdaq SmallCap Stock Market(SM) ("Nasdaq SmallCap") under the symbol "AMEN." The Company's Purchase Warrants had been listed for trading on Nasdaq SmallCap through February 12, 1999, the date the Purchase Warrants were redeemed by the Company. See "ITEM 6. "Managements' Discussion and Analysis or Plan of Operation-Liquidity and Capital Resource."

       On September 24, 1997 the Company effected its initial public offering (the "IPO"). The following table sets forth the ranges of high and low sales prices of the Common Stock and Purchase Warrants since that date, as reported by the NASDAQ SmallCap Stock Market(SM).

                                                    High          Low
                                                   ------       -------
September 24, 1997 through December 31, 1997:

AMEN                                              $  5.500     $ 2.00000
AMENW                                             $   .750     $  .15625

January 1, 1998 through March 31, 1998:

AMEN                                              $  3.438     $ 1.87500
AMENW                                             $   .625     $  .12500

April 1, 1998 through June 30, 1998:

AMEN                                              $  8.000     $ 3.25000
AMENW                                             $  2.750     $  .37500

July 1, 1998 through September 30, 1998:

AMEN                                              $  5.125     $ 1.87500
AMENW                                             $  1.625     $  .50000

October 1, 1998 through December 31, 1998:

AMEN                                              $ 40.000     $ 2.00000
AMENW                                             $ 27.000     $  .37500

January 1, 1999 through March 11, 1999:

AMEN                                              $ 15.000     $ 7.37500
AMENW*                                            $  9.250     $ 2.75000

       * On January 6, 1999, pursuant to the terms and conditions of the Purchase Warrant Agreement, the Company announced the redemption of its Purchase Warrants (AMENW). The redemption notice and accompanying prospectus was mailed to the registered holders of the Warrants by Wednesday January 13, 1999, and the redemption date was Friday, February 12, 1999. The aggregate results of this call for redemption was the exercise of 2,841,526 Purchase Warrants or 98.8% of the 2,875,000 Purchase Warrants outstanding which, along with the exercise of 44,000 Underwriter Warrants, raised $16,701,775 for the Company while increasing the total shares of common stock outstanding to 6,567,606.

       At March 11, 1999 the closing price for the Company's Common Stock, as reported by NASDAQ SmallCap, was $ 9.00 per share.

       At March 19, 1998, the approximate number of holders of record of the Company's Common Stock was 6,100. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

DIDAX INC. ("the Company") is primarily known as the creator of crosswalk.com(TM) (WWW.CROSSWALK.COM), formerly known as the CCN: Christian Community Network. crosswalk.com(TM) ("crosswalk.com") is an interactive Web site, which provides information and resources that the Company believes generally appeals to the Christian community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of sponsorships and advertising; the online retailing of Christian and family-friendly products manufactured or developed by others (music, books, apparel, gifts, etc.); commissions and referral fees from co-marketing relationships; memberships in affinity marketing programs (affording participants price discounts and other benefits of group purchasing power); and to a lesser extent, the continuing provision of technology services, including services related to Web site development and hosting to Christian organizations, (the "Consulting Services").

The Company has transitioned from deriving the majority of its revenues from providing Consulting Services to Christian organizations as mentioned above, to revenue generation through: the sale of advertising and sponsorship opportunities on crosswalk.com; direct retail sales and royalties/fees from the sale of Christian interest products manufactured or developed by others (primarily CDs, tapes, and other articles generally appealing to the Christian marketplace); and membership and/or purchase-driven fees from online promotional partners (currently ranging from insurance, retailers, to affinity buying clubs). The Company's strategy going forward is one of making crosswalk.com a community portal with deep Channel content and a breadth of information for Christians, not just Christian information. It is the Company's belief that this strategy, coupled with crossmedia marketing and promotional activities will accelerate traffic and thus revenue growth over time. The Company plans to continue enhancing crosswalk.com in order to become the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

68% of the Company's total 1998 revenue was generated from advertising and sponsorships and retail sales, as compared to 4% in 1997. The increases in the Company's revenue derived by the Company from advertising, sponsorships, affinity memberships, and retail sales exceeded the decline in revenue derived by the Company from providing Consulting Services by 517% in 1998. Overall, the Company also experienced a 156% increase in revenue in 1998 as compared to 1997. Additionally, the Company's progress in developing crosswalk.com is evidenced by the growth in membership and page views. Membership in crosswalk.com is free and simply requires filling out an online registration form with one's name, e-mail address, and limited demographic data. Page views are a measure of total pages viewed by visitors to crosswalk.com in a month. At December 31, 1998, the company had 147,405 members as compared to 40,888 members at December 31, 1997, an annual growth rate of 260%. Average monthly page views tallied in the fourth quarter of 1998 reached 2,200,000 from less than 217,600 for the comparable fourth quarter a year earlier. To the extent membership in crosswalk.com continues to increase and the Company continues to place advertisements and generate sponsorships on crosswalk.com for which it receives a fee, revenues from this activity on crosswalk.com should increase. The opportunity for the Company to begin generating significant advertising and retail revenues is predicated upon increasing membership and traffic in the form of page views on crosswalk.com.

During 1998, the Company acquired gofishnet.com, inc. ("gofishnet"), an Internet retailer of Christian music and videos, relaunched the Company's Web site, not only improved its services but redirected and refocused itself so as to be what the Company believes is "the" community portal for Christians on the Internet. The Company received the "1998 Christian Web Site of the Year" award by the Best of the Christian Web for the second year in a row. Since the acquisition of gofishnet in February 1998, the Company launched crosswalkMusic(TM), a music channel that includes the music store, widely known Christian talk shows, an online radio station, and the crosswalkEvents(TM) database. The Company used the acquisition of gofishnet to enter the Christian music niche and has expanded upon that by adding content, both print and on-demand audio, as well as services. In addition to crosswalkMusic(TM), the Company also launched beta versions of crosswalkMoney(TM) and crosswalkCareers(TM). crosswalkMoney(TM) provides members with information and opportunities to invest their money based on their values. Components of crosswalkMoney(TM) include: insurance opportunities provided by M.A.I.N. Financial Services, Inc.; screening of investment portfolios provided by the INVESTigator(TM), an online tool which allows a visitor to discover whether their investments are consistent with their values; live charts and quotes provided by Quote.com; and mutual fund and managed account investment opportunities provided by the Timothy Plan, Quantum American, Inc., and Quantum/Gabelli, LP. crosswalkCareers(TM) provides members with career counseling services, job postings, and resume posting opportunities. In addition, the Company improved the Men's & Women's Communities and began development of the HomeSchool(TM) Channel in December, 1998. The Company also expanded its services to include free web based e-mail (CCNMail(TM)) and free Internet filtering and its retail offerings to include the "Prince of Egypt" merchandise; the NetMarket affinity buying club; toys from online retailer, eToys; and seasonal products, such as books from Family Christian Stores and amazon.com. In the latter half of 1998, the Company rebranded its Web site as crosswalk.com, replacing CCN: Christian Community Network (www.christcom.net). crosswalk.com was chosen to streamline the Company's branding and thus increase name recognition among Christians on the Internet. In an effort to accelerate web content development and customer relationship management, the Company selected Vignette's StoryServer 4 publishing tool. In addition, the Company also hired Scott Fehrenbacher, General Manager of the crosswalkMoney(TM) Channel, and former founder and president of American Values Investing Inc., and Neal Joseph, Vice President and General Manager responsible for all aspects of entertainment on crosswalk.com(TM), including, but not limited to, the crosswalkMusic(TM) Channel. Prior to accepting this position, Mr. Joseph was the founder and president of Warner Bros. Records' Christian music division Warner Alliance.

The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of December 31, 1998, the Company had an accumulated deficit of $11,396,207.

As a result of the Company's extremely limited operating history, the Company has no meaningful historical financial data upon which to base future operating expenses. Accordingly, the Company's expense levels are based in part on possible future revenues, of which there can be no assurance. A shortfall in revenues would have an immediate adverse impact on the Company's business, results of operations and financial condition. The Company has just recently begun to generate revenue from the commercial sale of advertising space on and sponsorships of crosswalk.com and very limited sales of products via crosswalk.com. The Company plans to significantly increase its sales and marketing efforts and fund greater levels of crosswalk.com operations. The Company expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RESULTS OF OPERATIONS

THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NET LOSS

For the year ended December 31, 1998, the Company incurred a net loss of $3,459,055 as compared to a net loss of $4,271,249 for the same period in 1997. This reduced loss of $812,194 (19%) was due primarily to an increase in revenues and other income, the details of which follow, offset to an extent by an increase in product costs and expenditures. The reduced loss consisted of a $256,941 (135%) increase in gross margin and a $2,006,934 (112%) increase in Other Income for the year ended December 31, 1998 as compared to the year ended December 31, 1997, offset to an extent by a $1,451,681 (54%) increase in Operating Expenses. Other Income increased as a result of a $125,734 (139%) increase in interest income and a $1,875,594 (100%) decrease in interest expense as 1997 included interest expense of $1,700,000 associated with the repayment of a bridge loan in the fourth quarter of 1997.

REVENUES

The Company generated $660,926 or 156% more revenue in the year ended December 31, 1998 than in the same period in 1997. The $1,083,294 of revenue earned in 1998 consisted of $737,676 from Advertising and Sponsorships, $134,446 from Retail Sales, $201,830 from Consulting Services, and $9,342 from Internet Access, while the $422,368 of revenue earned in 1997 consisted of $16,876 from Advertising and Sponsorships, $66,410 from Retail Sales, $305,140 from Consulting Services, and $33,942 from Internet Access. The year on year change in revenue mix is a 4,271% ($720,800) increase in advertising/sponsorship revenue, a 102% ($68,036) increase in retail revenue, a 34% ($103,310) decrease in consulting revenue and a 72% ($24,600) decrease in Internet access revenue. Barter agreements which allowed for equal exchanges of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet websites, amounted to fifty-two percent of the revenue earned in 1998. Advertising/sponsorship revenues increased because of the Company's focus on the sponsorship business model during 1998. Retail revenues increased in 1998 due to increased marketing efforts and product offerings. The decrease in Consulting Service revenue is due to the Company's transition from being a web consulting services provider to being a community builder, as previously described. Internet access revenue decreased because of a one-time revenue adjustment recorded in the first quarter of 1997 and the discontinuation of marketing Internet access in the end of 1996. With continued growth in site traffic, service enhancements, and marketing resources dedicated to retail, sponsorship, and advertising revenue opportunities, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to selling advertising space on and sponsorships of crosswalk.com; retailing Christian interest products on crosswalk.com; and development, maintenance, and support of customer websites; was $636,348 and $232,363 for the years ended December 31, 1998 and 1997, respectively. The Company's gross margin for the year ended December 31, 1998 decreased slightly to 41% from 44% for the same period in 1997. This decrease is due primarily to the increase in barter transactions, which accounted for fifty-two percent of revenues in 1998.

PRODUCT DEVELOPMENT AND CROSSWALK.COM OPERATIONS

Product development, which consists of labor and material costs associated with the development of new products and services, decreased by $45,621 (10%) primarily due to a change in the staffing mix in 1998 as compared to 1997. Crosswalk.com operational expenses, consisting primarily of costs related to the Company's maintenance and enhancements for the Company's intractive Web site crosswalk.com, increased to $1,122,646 for the year ended December 31, 1998, as compared to $506,979 for the same period in 1997. The cost of Crosswalk.com operations increased by 121% ($615,667) due to the Company's shift from being a consulting services company to being a consumer focused community portal. A smaller portion of salary expense was charged to cost of sales in 1998 due to the decrease in consulting service revenues. In addition, there was an across the board wage increase in September 1997 and a larger staff in Crosswalk.com operations in 1998 as compared to 1997. There were also increases in consulting services, content, and travel expenses which directly resulted from the expansion of services provided via crosswalk.com.

SALES AND MARKETING

Sales and marketing expenses increased by 48% ($405,665) to $1,242,836 for the year ended December 31, 1998, from $837,171 for the year ended December 31, 1997. Sales and marketing expenses for the year ended December 31, 1997 included a one time non-cash expense item of $200,000 relating to the donation by the Company of its Common Stock to one of the Company's ministry partners. Without taking into account this one time non-cash expense item, sales and marketing expenses increased for the year ended December 31, 1998 by $605,665, or (95%) over 1997. This increase is a result of the Company's initiation of a cross-media marketing campaign to promote the re-branded crosswalk.com. This increased investment consisted of costs mostly related to advertising and promotion in 150 Christian radio markets, online links from search engines, and ads in Christian periodicals. In addition, the Company expanded its sales and marketing staff in the first half of 1998. Finally, there was an across the board wage increase in the end of 1997, subsequent to the Company's IPO. The Company believes that it will continue to incur substantial marketing expenses as it seeks to increase market awareness of crosswalk.com.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs by 54% or $475,970 for the year ended December 31, 1998 versus 1997 largely in response to the requirements of being a publicly held firm including extensive investor relations activity aimed at increasing trading volume and Company awareness. In order to address the Company's requirement to improve the operational processes necessary to support crosswalk.com growth, the Company invested approximately $76,000 in management consulting services. In addition, the Company utilized the consulting services of the members of the former board of gofishnet to facilitate the Company's transition into the Internet music niche. Salary expenses increased in 1998 due to executive appointments and severance costs and the discontinuance of salary abatements at the end of 1997. Lastly, the Company had increases in office operating costs due to increases in headcount, satellite locations, and bandwidth required to support traffic growth on crosswalk.com.

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased 139% to $215,879 from $90,145 for the years ended December 31, 1998 and 1997, respectively. This $125,734 increase is due to the investment of the proceeds from the Company's IPO.

Interest expense was $1,947 and $1,877,541 for the years ended December 31, 1998 and 1997, respectively. The $1,875,594 (99.9%) decrease in interest expense is due primarily to the recognition of $1,700,000 of interest expense on the Company's junior subordinated notes in 1997. These notes were repaid with the proceeds from the Company's IPO during the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 1998 and 1997, net cash used in operating activities was $3,177,582 and $2,344,834, respectively. Net cash used in investment activities was $3,073,455 and $42,108 in the year ended December 31, 1998 and 1997, respectively as the Company began purchasing the technology tools necessary to support the traffic growth on crosswalk.com. Net cash provided by financing activities was $2,041,707 and $7,779,597 for the years ended December 31, 1998 and 1997, respectively. In the year ended December 31, 1998, cash provided by financing activities consists of the receipt of $2,208,141 from the exercise of 44,000 Common Stock Underwriter Warrants and 313,075 Common Stock Purchase Warrants. Pursuant to the terms of the Purchase Warrant Agreement, the Company exercised its right to call the remaining 2,561,925 Common Stock Purchase Warrants. The terms of the Common Stock Purchase Warrants granted the Company such a right should the closing bid price as reported on Nasdaq of the shares of Company's Common Stock average in excess of $10.00 per share for 30 consecutive trading days. This condition was met on January 4, 1999, and the Company initiated mailing of the Notice of Redemption to warrant holders as of January 13, 1999. The redemption date was February 12, 1999. The aggregate result of the call for redemption was that 2,841,526 (or 98.8%) of the purchase warrants were exercised resulting in $16,338,774 being raised by the Company, leaving 33,474 purchase warrants left for redemption for which the Company remitted $8,369.

Cash used in financing activities in 1998 consisted of the repayment of $82,230 of long term debt and the incurrance of $31,370 of syndication costs related to the Companys' IPO and registering the shares underlying the Company's 1997 Stock Option Plan.

The Company currently anticipates that its $3,801,259 working capital balance at December 31, 1998, consisting primarily of the proceeds from the exercise of the Common Stock Purchase Warrants and the Common Stock Underwriter Warrants, as previously described, and the remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. However, the Company anticipates that it may seek to raise additional funds in order to expand its marketing campaign and crosswalk.com Channel deployment, and to pursue potential leveraged joint marketing opportunities, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that additional financing will be available to the Company or that such financing will be available on acceptable terms.

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

YEAR 2000 COMPLIANCE STATUS

Many existing computer programs use only two digits to identify a year in the date field. These programs, which were developed without considering the impact of the upcoming change in the century, could fail or create erroneous results by or at the year 2000. The Company has reviewed its internal programs, and has determined that there are no material year 2000 issues within the Company's current systems or services. The Company is in the process of soliciting replies from its material customers, vendors and financial service providers to determine any risk of year 2000 issues. As of the date herein, no material year 2000 issues have been identified, however, the Company cannot be certain that its customers, vendors or financial services providers will not have year 2000 issues until evaluation of replies to the Company's year 2000 initiative is complete. Should such issues arise with any of these parties, it could have a material adverse effect on the Company's business, operating results and financial condition.

OUTLOOK AND UNCERTAINTIES

The Company's future financial condition and results are subject to substantial risks and uncertainties, some of which are summarized in this section.

EXTREMELY LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT AND ANTICIPATION OF CONTINUED LOSSES The Company is a development stage company which was founded in May 1993 and commenced offering internal systems development in February 1995. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. Specifically, such risks include the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services and products by Internet users, development of equal or superior services or products by competitors, the failure of the market to adopt the Internet as a transaction medium.

There can be no assurance that the Company will be successful in addressing such risks. Since its inception, the Company has incurred costs to develop and enhance its technology, to create, introduce, and enhance its service and content offerings, to establish marketing and distribution relationships, to recruit and train an engineering and marketing group, and to build an administrative organization. The Company intends to continue these efforts in order to develop customer participation from the content provided in order to generate revenue. As of December 31, 1998, the Company had an accumulated deficit of approximately $11,396,000. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company may achieve may not be indicative of future operating results. With revenue growth, the Company may increase further its operating expenses in order to increase its sales and marketing efforts, fund greater levels of product development, increase its sales and marketing staff, and increase its general and administrative costs to support the enlarged organization. To the extent that increases in such operating expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. Given the level of planned expenditures, the Company anticipates that it will continue to incur losses for the foreseeable future and there can be no assurance that the Company will ever achieve or sustain profitability. See ITEM
6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

DEVELOPING MARKET; VALIDATION OF THE INTERNET AS AN EFFECTIVE COMMERCE MEDIUM The market for the Company's services and products has recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company's market is highly dependent upon the increased use of the Internet for information, interaction, distribution and commerce. In particular, the Company believes that the Internet is still an unproven medium for paid services such as the Company's. Accordingly, the Company's future operating results will depend substantially upon the increased use of the Internet by individuals and companies for information, interaction, distribution and commerce, and the emergence of the Internet as an effective commerce medium. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, access, quality of service and acceptance of advertising), remain a barrier to entry for many individuals and businesses and therefore may impact the rate of growth of Internet use. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective commerce medium, the Company's business, results of operations and financial condition will be materially adversely affected.

TECHNOLOGICAL CHANGE; DEPENDENCE ON RECENTLY INTRODUCED AND NEW PRODUCTS AND RISK OF PRODUCT DELAYS The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. These market characteristics are exacerbated by the emerging nature of the Internet and the apparent need of companies from a multitude of industries to offer Internet-based products and services. Accordingly, the Company's future success will depend in significant part on its ability to adapt to rapidly changing technologies, the ability to adapt its services and products to evolving industry standards, and to continually improve the performance, features and reliability of its services and products in response to both evolving demands of the marketplace and competitive service and product offerings. The failure of the Company to adapt to such changes and evolution would have a materially adverse effect on the Company's business, results of operations and financial condition.

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

UNCERTAINTY OF PRICING OF ADVERTISING The intense competition faced by the Company in the sale of Internet advertising from online service providers and search engine companies, including competition from other firms focused on Christian content, has resulted and will continue to result in a wide range of rates quoted by different vendors for a variety of advertising services. This, combined with a limitation on the type and content of advertising acceptable to the Company for use on crosswalk.com, makes it very difficult to project future levels of the Company's Internet advertising costs.

LIMITED SALES FORCE; EVOLVING DISTRIBUTION CHANNELS The Company has a limited number of sales and marketing employees and has immature distribution channels for its services and products. In order to generate advertising and retail sales, the Company must achieve broad promotion of its services and products to Internet users, thereby, developing recognition of its services, products and technology. There can be no assurance that the Company will be able to establish additional content relationships, retain existing relationships or broadly promote its services and products and generate demand for its services and products, and the inability to do so would have a material adverse effect on the Company's business, results of operations and financial condition. See ITEM 1 "BUSINESS."

DEPENDENCE ON THE INTERNET Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. The Internet has experienced, and is expected to continue to experience growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed, or, if developed that the Internet will become a viable commercial marketplace for services and products such as those offered by the Company. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable marketplace, the Company's business, results of operations and financial condition will be materially adversely affected. See ITEM 1 "BUSINESS."

RISK OF CAPACITY CONSTRAINTS A key element of the Company's strategy is to generate a high volume of traffic to its Website, www.crosswalk.com. Accordingly, the performance of the Company's services and products is critical to the Company's reputation, its ability to attract customers to crosswalk.com and market acceptance of these services and products. Any system failure that causes interruptions in the availability or increases response time of the Company's services would reduce traffic to the Company's Website and, if sustained or repeated, would reduce the attractiveness of the Company's services to advertisers and other future potential customers or Internet users. An increase in the volume of traffic conducted through the Company's services and products could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures. In addition, as the number of websites and Internet users increases, there can be no assurance that the Company's services and products will be able to compete with firms who may have greater financial resources than the Company. The Company is also dependent upon web browsers and Internet and online service providers for access to its services and consumers may experience difficulties due to system failures unrelated to the Company's systems, services and products. To the extent that the capacity restraints described above are not effectively addressed by the Company, such constraints would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON COMPUTER INFRASTRUCTURE Certain of the Company's communications hardware and certain of its computer hardware operations are located at the Company's headquarters and at the Company's hosting facility both of which are located in Chantilly, Virginia. There can be no assurance that a system failure at these locations would not adversely affect the performance of the Company's services. These locations are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Although the Company carries property insurance, its coverage may not be adequate to compensate the Company for all losses that may occur. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Company's services and products. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. See "BUSINESS-Facilities." See ITEM 2. "Description of Property."

GOVERNMENT REGULATION AND REGULATORY UNCERTAINTIES The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics and quality of products and services. The Telecommunications Reform Act of 1996 imposes criminal penalties on anyone who distributes obscene, indecent or patently offensive communications on the Internet (although certain provisions of that law have been stayed, in part, by a United States District Court.) The adoption of any additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain. Any such new legislation or regulation could have a material adverse effect on the Company's business, results of operations and financial condition.

PROPRIETARY TECHNOLOGY; LICENSES AND INTELLECTUAL PROPERTY The Company regards its technology as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods. The Company also generally enters into confidentiality or license agreements with its consultants and business partners, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's technology is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition.

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

FUTURE CAPITAL NEEDS, UNCERTAINTY OF ADDITIONAL FINANCING It is anticipated that the Company has available funds sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion for approximately twelve months. Thereafter, the Company may need to raise additional funds. Utilization of the working capital will be based on budgets approved by the Board of Directors. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced and such securities may have rights, preferences or privileges senior to those of the existing shareholders of the Company. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund growth, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, results of operations and financial condition. See ITEM 6. "Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Resources."

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS AND INVESTMENTS

The Company's current strategy is to broaden the number, scope and content of its Internet sites through the acquisition of existing sites and businesses specializing in Internet-related technologies and content, as well as through internally developed Internet sites and services. Any such investments would involve many of the same risks posed by acquisitions, particularly risks related to the diversion of resources, the inability to generate revenues, the impairment of relationships with third parties and potential additional expenses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions or new investments. See ITEM 1. "BUSINESS."

DEPENDENCE ON STRATEGIC RELATIONSHIPS

The Company has entered into certain material agreements with numerous businesses, which provide the Company services and products. The following table provides information pertinent to these relationships:

      Name                Service Provided              Term                        Consideration
-------------------------------------------------------------------------------------------------
GTE Interworking        Hosting                       Two year contract      Company pays monthly fixed rate
                                                      to January 2000

netradio                Software, hardware and        Exclusive for          Company paid one time license fee,
                        bandwidth infrastructure      Christian format       shares advertising revenue in 20% to
                        for Internet radio, audio,    through June 1999      50% range based on size of advertising
                        archiving and simulcast                              in comparison to netradio cost for
                                                                             providing spot, other services paid for
                                                                             on a quotation basis

ichat                   Chat Technology               Annual Renewal         Company pays annual license fee

Cybercash               Internet secure               Month to month         Company pays fee per transaction
                        transaction capability

Net Gravity             Internet Statistical          Perpetual license      Company paid one time license fee
                        Reporting Software

Vignette                Internet Publishing           Annual Renewal         Company paid one time license fee
                        Software                                             and annual renewal license fee

N2H2                    Filtering Software            Indefinite unless      Company paid one time license fee
                                                      either party           and pays monthly usage fees
                                                      terminates 3/31/99


If the Company's arrangements and activities with such companies were lessened, curtailed, or otherwise modified, the Company may not be able to replace or supplement such services alone or with other companies. If these companies were to cease to jointly provide their services, the Company's business, results of operations, and financial condition would be materially and adversely affected. See ITEM 1. "Business."

INABILITY TO MANAGE GROWTH The rapid execution necessary for the Company to establish itself as a leader in the developmental market for Internet-based sales of Christian related products and advertising requires an effective planning and management process. The Company's development has placed, and is expected to continue to place, a significant strain on the Company's managerial, technical, sales and marketing and administrative personnel as well as the Company's financial resources. To manage its growth, the Company must implement operational and financial systems and train and manage its employee base. There can be no assurances that the Company will be able to successfully implement such systems on a timely basis, if at all. Further, the Company will be required to manage multiple relationships with consumers, strategic partners and other third parties. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's future operations. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new services to penetrate broader markets and further develop and expand its organization. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to effectively manage such change.

COMPETITION There are several other companies, including nonprofit organizations, some of which have longer operating histories, greater name recognition and significantly greater financial and other resources than the Company, attempting or which may attempt to aggregate Christian content on the Internet. There can be no assurances that the Company will ever be positioned to compete successfully with its current or future competitors nor can there be any assurance that competitive pressures faced by the Company will not result in increased marketing costs, decreased Internet traffic or loss of market share or otherwise will not materially adversely affect the Company's business, results of operations and financial condition. See ITEM 1 "BUSINESS-Competition."

CLASSIFICATION AS A "RELIGIOUS CORPORATION" Article XIII of the Company's Bylaws provides that the Company is a "religious corporation." To this end, the Company's policy is generally, to include among its officers and directors unconditionally, and employees, where a bona-fide occupational qualification exists, only persons who, upon request, subscribe to the Company's Christian statement of faith. The Company deems this as necessary in order to best identify with and service its selected Christian market niche and to generate its Internet product which is heavily content laden. Based on advice of counsel, the Company believes that its use of religious criteria in employment practices does not violate federal law relating to equal employment opportunities ("Federal Employment Law") because the Company qualifies as an exempt religious corporation for purposes of the Federal Employment Law. The Federal Employment Law has been subject to limited judicial and regulatory interpretation on the question of what type of religious corporation would be exempt from the reach of the Federal Employment Law. The Federal Employment Law is enforced, in part, by a federal regulatory agency that is vested with broad discretion in interpreting its meaning. The Company's policies and procedures with respect to hiring have not been examined by federal or state authorities. For these reasons, there can be no assurances that a review of the Company's hiring practices or the operation of the Company's business will not result in determinations that materially adversely affect the Company's business, results of operations and financial condition or the Company's ability to attain its objectives. SEE ITEM 1 "BUSINESS-Christian Statement of Faith; the Company's Policy."

LIMITATION ON MONETARY LIABILITY OF OFFICERS AND DIRECTORS TO STOCKHOLDERS
Section 145 of the General Corporation Law of the State of Delaware contains provisions entitling directors and officers of the Company to indemnification from judgments, fines, amounts paid in settlement and reasonable expenses, including attorney's fees, as a result of an action or proceeding in which they may be involved by reason of being or having been a director or officer of the Company provided said officers or directors acted in good faith. Articles 10 and 11 of the Company's Certificate of Incorporation contain provisions indemnifying officers and directors of the Company to the fullest extent provided by Delaware law. As a result, the rights of the Company's shareholders to recover monetary damages from directors of the Company for breaches of directors' fiduciary duties may be significantly limited.

NASDAQ ELIGIBILITY AND MAINTENANCE; POSSIBLE DELISTING OF SECURITIES FROM NASDAQ Under the current rules relating to the continued listing of securities on NASDAQ SmallCap, a company must maintain (a) at least $2,000,000 in net tangible assets, or $500,000 in net income in two of the last three years, or a market capitalization of at least $35,000,000, (b) public float of at least 500,000 shares, (c) market value of public float of at least $1,000,000, and (d) a minimum bid price of $1.00 per share.

If at any time the Common Stock (the "Listed Security") is not listed on NASDAQ SmallCap, and no other exclusion from the definition of a "penny stock" under the Exchange Act were available, transactions in the Listed

Security would become subject to the penny stock regulations which impose additional sales practice requirements on broker-dealers who sell such securities.

If the Company should experience losses from operations, it may be unable to maintain the standards for continued listing and the Listed Security could be subject to delisting from NASDAQ SmallCap. Trading, if any, in the Listed Security would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the NASDAQ SmallCap listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Listed Security.

RISK OF LOW-PRICED STOCKS If the Listed Security was delisted from NASDAQ, and no other exclusion from the definition of a "penny stock" under applicable Commission regulations were available, the Listed Security may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting from NASDAQ, if it were to occur, could materially adversely affect the ability of broker-dealers to sell the securities and the ability of purchasers in this Offering to sell their securities in the secondary market.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements as required by Item 310 of Regulation S-B are included in this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOCURE

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

10.3+       1997 Stock Option Plan

10.3A*      1997 Stock Option Plan, as amended April 6, 1998

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

10.12+      Promissory note between the Registrant and John and Holli Meindl dated January 9, 1997

10.13+      Form of Promissory Note between Registrant and Holders of Junior Notes

10.14+      Agreement between the Registrant and NetRadio dated June 21, 1996

10.15+      Agreements between the Registrant and Digital Nation dated March 19, 1997 and November 12, 1996

10.16+      Agreement between the Registrant and Promise Keepers dated March 13, 1996 with amendment dated
            February 10, 1997

10.17+      Agreement between the Registrant and World Vision dated February 11, 1997

10.18+      Employment Agreement between the Registrant and Robert Varney, Ph.D. dated as of June 6, 1997

10.19+      Employment Agreement between the Registrant and Dane West dated as of June 6, 1997

10.19A*     Employment Agreement between the Registrant and Dane West dated as of March 23, 1998

10.20+      Employment Agreement between the Registrant and William Bowers dated as of June 6, 1997.

10.20A*     Employment Agreement between the Registrant and William Bowers dated as of March 23, 1998

10.21+      Employment Agreement between the Registrant and Gary Struzik dated as of June 6, 1997.

10.21A*     Employment Agreement between the Registrant and Gary Struzik dated March 23, 1998

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

10.27+      Promissory note between Registrant and Bruce Edgington dated August 22, 1997

10.28+      Promissory note between Registrant and Bruce Edgington dated September 5, 1997

10.29+      Promissory note between Registrant and Robert Varney dated August 22, 1997

10.30+      Promissory note between Registrant and Robert Varney dated September 5, 1997

10.31#      Promissory note between Registrant and Dane West dated October 31, 1997

10.32#      Promissory note between Registrant and William Bowers dated October 31, 1997

10.33#      Agreement between the Registrant and Corporate Resource Development, Inc. dated February 18, 1998

10.34#      Agreement between the Registrant and GTE Internetworking dated December 15, 1997

10.35#      Agreement for Conclusion of Employment Agreement between the Registrant and Robert Varney dated February 17, 1998

10.36*       Form of Noncompetition and Proprietary Information Agreement between the Registrant and Messrs.
            Bowers, West, Parker, and Struzik dated as of March 23, 1998

10.37*      Employment Agreement between Registrant and William M. Parker dated March 23, 1998

10.38*      1998 Stock Option Plan

10.39       Office  Building  Lease by and between  Richard P. Van Curen and Caprice Company and the Registrant
            dated August 10, 1998

10.40       Amended  office  Building  Lease Memoranda by and between Richard P. Van Curen and Caprice
            Company and the Registrant dated February 5, 1999

10.41       Agreements between the Registrant and Quantum American, Inc. dated November 20, 1998

10.42       Agreement between the Registrant and Vignette Corporation dated June 1, 1998

11          Statement of computation of earnings per share

23.1        Consent of Hoffman, Morrison & Fitzgerald P.C.

27.1        Financial Data Schedule - For Fiscal Year 1998

+ Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

* Incorporated by reference to the Company's Registration Statement Post Effective Amendment No. 1 to Form SB-2 declared effective by the Securities and Exchange Commission on July 2, 1998, SEC File No. 333-25937

# Incorporated by reference to the Company's Registration Statement on Form 10-KSB declared effective by the Securities and Exchange Commission on March 20, 1998, SEC File No. 333-25937

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DIDAX INC.

March 19, 1999        By: /s/ William M. Parker
                    ---------------------------------------
                     William M. Parker,
                     Chief Executive Officer and President and director

March 19, 1999        By: /s/ Gary A. Struzik
                    ----------------------------------------
                     Gary A. Struzik, Chief  Financial Officer
                     and Secretary, Chief Accounting  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 19, 1999        By: /s/ William M. Parker
                    ---------------------------------------
                     William M. Parker,
                     Chief Executive Officer and President and director


March 19, 1999        By: /s/ James G. Buick
                    ----------------------------------------
                     James G. Buick,
                     Chairman of the Board  of  Directors


March 19, 1999        By: /s/ Robert C. Varney
                    ----------------------------------------
                     Robert C. Varney, PhD.
                     Vice Chairman of the Board of Directors


March 19, 1999        By: /s/ Gary A. Struzik
                    ----------------------------------------
                     Gary A. Struzik, Chief Financial Officer
                     and  Secretary, Chief Accounting Officer

March 19, 1999        By: /s/ Dane B. West
                    ----------------------------------------
                     Dane B. West,
                     Vice President of Sales and Business Development
                     and director


March 19, 1999        By: /s/ William H. Bowers
                    ----------------------------------------
                     William H. Bowers,
                     Chief Technical Officer and director


March 19, 1999        By: /s/ Bruce E. Edgington
                    ----------------------------------------
                     Bruce E. Edgington, director


March 19, 1999        By: /s/ John J. Meindl
                    ----------------------------------------
                     John J. Meindl, director


March 19, 1999        By: /s/ Clay T. Whitehead
                    ----------------------------------------
                     Clay T. Whitehead, director


March 19, 1999        By: /s/ Earl E. Gjelde
                    ----------------------------------------
                     Earl E. Gjelde, director


March 19, 1999        By: /s/ W.R. `Max' Carey
                    ----------------------------------------
                     W.R. `Max' Carey, director

INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
10.39       Office Building Lease by and between Richard P. Van Curen and Caprice Company and the
            Registrant dated August 10, 1998

10.40       Amended office Building Lease Memoranda by and between Richard P. Van Curen and Caprice
            Company and the Registrant dated February 5, 1999

10.41       Agreements between the Registrant and Quantum American, Inc. dated November 20, 1998

10.42       Agreement between the Registrant and Vignette Corporation dated June 1, 1998

11          Statement of computation of earnings per share

23.1        Consent of Hoffman, Morrison & Fitzgerald P.C.

27.1        Financial Data Schedule - For Fiscal Year 1998

                            DIDAX INC. AND SUBSIDIARY
                          (Development Stage Companies)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      FROM MAY 12, 1993 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1998

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                      WITH

                          INDEPENDENT AUDITORS' REPORT



                                 C O N T E N T S



                                                                                         Page

INDEPENDENT AUDITORS' REPORT                                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Balance sheets at December 31, 1997 and 1998                                          F-3

     Statements of operations for the years ended December 31,
         1997 and 1998, and cumulative from Inception
         (May 12, 1993) to December 31, 1998                                               F-4

     Statements of stockholders' equity (deficit)
         from Inception (May 12, 1993) to December 31, 1998                                F-5

     Statements of cash flows for the years ended December 31, 1997 and 1998, and cumulative from Inception (May 12, 1993) to
         March 31, 1998                                                                    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                               F-7-17

                               [HOFFMAN, MORRISON & FITZGERALD, P.C. LETTERHEAD]



INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
    DIDAX INC. AND SUBSIDIARY
       Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of DIDAX INC. AND SUBSIDIARY (development stage companies) as of December 31, 1997 and 1998, and the related consolidated statements of operations and cash flows for the years then ended and stockholders' equity (deficit) for the period May 12, 1993 (date of inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DIDAX INC. AND SUBSIDIARY as of December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, DIDAX INC. purchased all of the outstanding shares of gofishnet.com, inc. for 130,292 shares of DIDAX INC's. common stock. DIDAX INC. accounted for the merger as a pooling-of-interests based on the provisions set forth in Accounting Principles Board Opinion No. 16, "Business Combinations." The accompanying consolidated financial statements presented have been restated to reflect the change in reporting entity.


/s/ HOFFMAN, MORRISON & FITZGERALD, P.C.


McLean, Virginia
February 16, 1999

DIDAX INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,           DECEMBER 31,
                                                                         1997                    1998
                                                                      ------------           ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $  5,443,781           $  1,234,451
   Short-term investments                                                        -              2,743,277
   Accounts receivable including unbilled of $38,573 and
      $110,381 at December 31, 1997 and 1998, respectively                  92,526                352,408
   Prepaid expenses                                                         16,865                  2,220
   Inventory                                                                     -                  7,819
   Deferred costs                                                            1,045                 44,930
   Notes receivable from officers                                                -                 93,000
                                                                      ------------           ------------
        Total current assets                                             5,554,217              4,478,105

PROPERTY AND EQUIPMENT, net                                                138,714                321,794

OTHER ASSETS:
   Notes receivable from officers                                           93,000                      -
   Deposits                                                                    250                 56,063
   Intangible assets, net                                                    1,052                 46,621
                                                                      ------------           ------------
        Total other assets                                                  94,302                102,684
                                                                      ------------           ------------
                                                                      $  5,787,233           $  4,902,583
                                                                      ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                      $     82,230           $          -
   Accounts payable                                                         47,313                110,675
   Accrued liabilities                                                     156,508                541,441
   Deferred revenue                                                         16,018                 24,730
                                                                      ------------           ------------
        Total current liabilities                                          302,069                676,846

OTHER LIABILITIES:
   Accounts payable                                                         25,551                 46,243
                                                                      ------------           ------------
        Total  liabilities                                                 327,620                723,089

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO POSSIBLE RECISSION:
   $.01 par value, 574,434 and 0 shares issued and outstanding
      at December 31, 1997 and 1998, respectively                        1,733,399                      -

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares authorized
      3,098,447 and 4,034,956 shares issued and outstanding
      at December 31, 1997 and 1998, respectively                           30,984                 40,349
   Common stock warrants                                                   666,722                666,722
   Additional paid-in capital                                           10,965,660             14,868,630
   Deficit accumulated during development stage                         (7,937,152)           (11,396,207)
                                                                      ------------           ------------
        Total stockholders' equity                                       3,726,214              4,179,494
                                                                      ------------           ------------
                                                                      $  5,787,233           $  4,902,583
                                                                      ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

DIDAX INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE YEAR                       CUMULATIVE
                                                   ENDED DECEMBER 31,                  FROM INCEPTION
                                                 1997              1998              (MAY 12, 1993) TO
                                              ----------        ----------           DECEMBER 31, 1998
                                                                                     -----------------
                                                                                        (UNAUDITED)

OPERATING REVENUES:
   Advertising/Sponsorship sales             $    16,876       $   737,676             $    754,552
   Retail sales                                   66,410           134,446                  209,910
   Consulting services                           305,140           201,830                  602,943
   Internet access                                33,942             9,342                  119,253
                                             -----------       -----------             ------------
        Total operating revenues                 422,368         1,083,294                1,686,658

OPERATING EXPENSES:
   Cost of goods and services                    232,363           636,348                1,103,453
   Product development                           452,640           407,019                1,757,169
   Crosswalk operations                          506,979         1,122,646                1,880,351
   Sales and marketing                           837,171         1,242,836                3,315,815
   General and administrative                    877,718         1,353,688                3,401,309
                                             -----------       -----------             ------------
        Total operating expenses               2,906,871         4,762,537               11,458,097
                                             -----------       -----------             ------------

LOSS FROM OPERATIONS                          (2,484,503)       (3,679,243)              (9,771,439)

OTHER INCOME (EXPENSE):
   Interest income                                90,145           215,879                  321,789
   Gain on exchange of assets                          -                 -                    3,091
   Miscellaneous income                              650             6,256                    7,655
   Interest expense                           (1,877,541)           (1,947)              (1,957,303)
                                             -----------       -----------             ------------
        Total other income (expense)          (1,786,746)          220,188               (1,624,768)
                                             -----------       -----------             ------------

NET LOSS                                     $(4,271,249)      $(3,459,055)            $(11,396,207)
                                             ===========       ===========             ============

Net loss per common share (basic)                 ($3.31)           ($0.98)
                                             ===========       ===========

Weighted average number of common
   shares outstanding                          1,289,460         3,535,487
                                             ===========       ===========

Net loss per common share (diluted)               ($3.31)           ($0.98)
                                             ===========       ===========

Weighted average number of common
   shares outstanding                          1,289,460         3,535,487
                                             ===========       ===========



The accompanying notes are an integral part of these consolidated
financial statements.                                                        F-4

DIDAX INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 12, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1998

                                                                                                           DEFICIT
                                                          COMMON STOCK                                   ACCUMULATED
                                                    ------------------------   ADDITIONAL     COMMON        DURING         TOTAL
                                                    (ROUNDED TO WHOLE SHARE)    PAID-IN        STOCK     DEVELOPMENT      EQUITY
                                                     SHARES         AMOUNT      CAPITAL      WARRANTS       STAGE        (DEFICIT)
                                                    ---------       -------    -----------   --------    ------------    ----------
Issuance of common stock to founders
   on May 12, 1993                                    180,000       $ 1,800    $         -   $       -   $          -    $    1,800
Issuance of common stock to founders in May
 1993 in consideration of costs paid on behalf
 of DIDAX, INC.                                        17,000           170         22,520           -              -        22,690
Issuance of common stock throughout 1993               81,000           810        134,190           -              -       135,000
Net loss                                                    -             -              -           -       (104,002)     (104,002)
                                                    ---------       -------    -----------    --------   -------------   ----------
BALANCE, DECEMBER 31, 1993                            278,000         2,780        156,710           -       (104,002)       55,488

Issuance of common stock to founders in December
 1994 in consideration of costs paid on behalf         13,200           132         21,826           -              -        21,958
 of DIDAX, INC.
Issuance of common stock throughout 1994               41,993           420         69,579           -              -        69,999
Net loss                                                    -             -              -           -       (224,759)     (224,759)
                                                    ---------       -------    -----------    --------   -------------   ----------
BALANCE, DECEMBER 31, 1994                            333,193         3,332        248,115           -       (328,761)      (77,314)

Issuance of common stock throughout 1995              213,500         2,135        424,865           -              -       427,000
Net loss                                                    -             -              -           -       (706,564)     (706,564)
                                                    ---------       -------    -----------    --------   -------------   ----------
BALANCE, DECEMBER 31, 1995                            546,693         5,467        672,980           -     (1,035,325)     (356,878)

Issuance of common stock throughout 1996,
 net of offering costs of $19,591                     128,305         1,283        216,896           -              -       218,179
Issuance of common stock warrants                                                              111,187              -       111,187
Net loss                                                    -             -              -           -     (2,630,578)   (2,630,578)
                                                    ---------       -------    -----------    --------   -------------   ----------
BALANCE, DECEMBER 31, 1996                            674,998         6,750        889,876     111,187     (3,665,903)   (2,658,090)

Issuance of common stock throughout 1997,
 net of offering costs of $1,899,805                2,423,449        24,234     10,075,784           -              -    10,100,018
Issuance of common stock warrants                                                              555,535              -       555,535
Net loss                                                    -             -              -           -     (4,271,249)   (4,271,249)
                                                    ---------       -------    -----------    --------   -------------   ----------
BALANCE, DECEMBER 31, 1997                          3,098,447        30,984     10,965,660     666,722     (7,937,152)    3,726,214

Issuance of common stock throughout 1998
 net of offering costs of $29,245                     579,434         5,794      1,743,359           -              -     1,749,153
Common Stock issued pursuant to exercise of
 Underwriter warrants                                  44,000           440        362,560           -              -       363,000
Common Stock issued pursuant to warrants exercise     313,075         3,131      1,797,051           -              -     1,800,181
Net loss                                                    -             -              -           -     (3,459,055)   (3,459,055)
                                                    ---------       -------    -----------    --------   -------------   ----------

BALANCE, DECEMBER 31, 1998                          4,034,956       $40,349    $14,868,630    $666,722   $(11,396,207)   $4,179,494
                                                    =========       =======    ===========    ========   =============   ==========






The accompanying notes are an integral part of these consolidated
financial statements.                                                        F-5

DIDAX INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                  FOR THE YEAR                    CUMULATIVE
                                                                               ENDED DECEMBER 31,               FROM INCEPTION
                                                                            1997                1998           (MAY 12, 1993) TO
                                                                         ------------        ------------      DECEMBER 31, 1998
                                                                                                               -----------------
                                                                                                                  (UNAUDITED)
CASH FLOWS FOR OPERATING ACTIVITIES:

Net loss                                                                 $(4,271,249)        $(3,459,055)          $(11,396,207)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                             223,067             134,518                443,307
   Amortization of debt discount charged to interest expense                  86,270                   -                127,660
   Common stock issued in lieu of cash for professional services              11,062                   -                161,062
   Common stock donated                                                      200,000                   -                200,000
   Common stock issued in lieu of cash for
      interest on repayment of long term debt                              1,733,750                   -              1,733,750
   Disposal of fixed assets                                                        -              12,010                 12,010
   Changes in assets and liabilities affecting operations:
      Accounts receivable                                                    (46,076)           (259,882)              (352,408)
      Prepaid expenses                                                        (6,065)             14,645                 (2,220)
      Notes receivable from officer                                          (83,000)                  -                (93,000)
      Inventory                                                                    -              (7,819)                (7,819)
      Deposits                                                                 9,553             (55,813)               (56,063)
      Deferred costs                                                               -             (33,885)               (34,930)
      Accounts payable                                                      (186,033)             84,054                156,918
      Accrued liabilities                                                    (28,006)            384,933                541,441
      Deferred revenue                                                        11,893               8,712                 24,730
                                                                         -----------         -----------           ------------
         Net cash used in operating activities                            (2,344,834)         (3,177,582)            (8,541,769)
                                                                         -----------         -----------           ------------

CASH FLOWS FOR INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (42,108)           (325,178)              (637,965)
   Purchases of intangible assets                                                  -              (5,000)                (5,000)
   Sales and maturities of short-term investments                                  -           5,021,027              5,021,027
   Purchase of short-term investments                                              -          (7,764,304)            (7,764,304)
                                                                         -----------         -----------           ------------
      Net cash used in investing activities                                  (42,108)         (3,073,455)            (3,386,242)
                                                                         -----------         -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from short-term debt                                       1,564,241                   -              1,564,241
   Proceeds from notes payable                                                82,230                   -                 82,230
   Repayment of notes payable                                                      -             (82,230)               (82,230)
   Proceeds from short-term debt, officer and director                       250,000                   -                873,000
   Proceeds from advances due to officer and director                              -                   -                242,000
   Repayment of short-term debt                                           (1,700,000)                  -             (1,700,000)
   Repayment of advances due to officer and director                        (212,000)                  -               (242,000)
   Repayment of short-term debt, officer and director                       (873,000)                  -               (873,000)
   Net proceeds from issuance of common stock and warrants                 8,639,258           2,133,937             13,308,221
   Deferred costs                                                             28,868             (10,000)               (10,000)
                                                                         -----------         -----------           ------------
      Net cash provided by financing activities                            7,779,597           2,041,707             13,162,462
                                                                         -----------         -----------           ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    5,392,655          (4,209,330)             1,234,451

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                        51,126           5,443,781                      -
                                                                         -----------         -----------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 5,443,781         $ 1,234,451            $ 1,234,451
                                                                         ===========         ===========           ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION:
   Interest paid                                                         $    80,312         $     3,508            $    88,100
                                                                         ===========         ===========            ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
      Common Stock totaling $2,000 was issued in 1995 in settlement of a loan from an officer.
      Common Stock in the amount of $45,000 was issued in 1998 in exchange for an intangible asset.






The accompanying notes are an integral part of these consolidated
financial statements.                                                        F-6

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



A.       ORGANIZATION

DIDAX INC.'s ("DIDAX") initial public offering (IPO) of securities listed on the Nasdaq Small Cap Market closed on October 3, 1997 with gross proceeds of $10,539,063, comprised of $10,000,000 from the issuance of 2,000,000 shares of common stock, $468,750 from the issuance of 2,500,000 purchase warrants, and $70,313 for the over-allotment of an additional 375,000 purchase warrants. Proceeds, net of underwriter commission and offering costs, amounted to approximately $8,639,000. The proceeds from this offering were used to repay approximately $2,645,000 in outstanding debt. The remaining funds have been invested in interest bearing money market accounts and in short-term investments and will be used for continued product development and marketing, working capital, and to facilitate the expansion of DIDAX's business.

On February 23, 1998, DIDAX purchased all of the outstanding shares of gofishnet.com, inc. ("gofishnet") for 130,292 shares of DIDAX's common stock. gofishnet, an Internet retailer of Christian music and videos, operates as a wholly owned subsidiary of DIDAX. DIDAX accounted for the merger as a pooling of interests based on the guidelines described in Accounting Principles Board No. 16, "Business Combinations". Accordingly, the financial statements presented for the years ended December 31, 1997 and 1998, respectively are presented on a consolidated basis. For the year ended December 31, 1997, gofishnet earned revenue of $77,413 and incurred a net loss of $146,539. For the period from January 1, 1998 to the date of combination, gofishnet earned revenues of $17,052 and incurred a net loss of $20,413.

DIDAX's and gofishnet's (collectively "the Company") business includes the development of computer communications and information services; advertising, sponsorship and royalty sales; and the resale of products specifically designed to meet the needs of Christian users of the Internet and World Wide Web. The Company intends to increase expenditures in connection with marketing and product development activities. The Company anticipates that losses will continue until such time as the Company is able to build market awareness and acceptance of its product, the website www.crosswalk.com(TM) ("crosswalk.com"), through marketing and sales initiatives planned by the Company.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The financial statements for the years ended December 31, 1997 and 1998 reflect the acquisition of gofishnet, effective February 23, 1998, and are thus stated on a consolidated basis. Intercompany transactions and balances have been eliminated in combination for all periods. Certain items in the accompanying 1997 financial statements have been reclassified to conform with the 1998 presentation.

Basis of accounting - To date the Company has not earned significant revenues and has been principally involved in planning and organization, initiating product development projects, conducting market research and securing adequate financing for the development of its products and marketing to potential customers. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

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

Short-term investments - Short-term investments are principally comprised of investments with oringinal maturities in excess of three months but less than one year from the date of acquisition. The investments consist of U.S. government bonds and treasury notes and corporate bonds and are presented according to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that such investments be stated at fair value and the disclosure of any unrealized and realized gains and losses, as well as the original cost of the securities.

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation and amortization - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the life of the related lease. Intangible assets are amortized over useful lives of five years using the straight-line method. Consistent with Financial Accounting Standards Board ("FASB") Interpretation No. 6, "Applicability of FASB Statement No. 2 to Computer Software" and SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", along with FASB Statement of Concepts 6, purchased software with alternative uses of future benefit to the Company, directly associated with revenue producing activities has been capitalized when the software is acquired and accounted for in accordance with its use. Additionally, per the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the costs of obtaining and/or developing internal use software are capitalized and amortized over a period of three years using the straight-line method.

Revenue recognition - The Company's revenues are derived from the sale of banner advertising and sponsorship contracts; various client based Internet services contracts, including consulting, Internet access subscriptions, referral fees, and electronic commerce transactions, primarily consisting of Christian music sales. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of crosswalk.com ("crosswalk"), the Company's website, which was formerly known as the CCN:
Christian Community Network(TM). To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. On sponsorship contracts for prime website exposure where impressions are not guaranteed and revenue sharing follows from the sale of the sponsors' products, initial sponsorship fees are recorded as revenue upon completion of work scope related to the contract and the revenue share portion is recorded as reported to the Company by the sponsor. Internet and consulting services revenue is recognized as earned on a percentage of completion method in accordance with the provisions of the individual customer contracts. Retail revenue is based on the sales price of products offered before application of sales tax, if applicable. In October 1998, the Company changed its policy to recognize revenue only upon product shipment instead of its prior practice of recognizing revenue at the time that customer credit card information was received. Due to the immaterial impact of this change in revenue recognition, prior period earnings were not restated. Referral fees are recognized upon recognition of earned value in accordance with the terms of contracts on which they are earned. Internet access revenues are recognized in the period earned based on the number of active users and the contractual rate remitted by the Internet provider.

Barter transactions, amounting to approximately fifty-two percent of revenues for the year ended December 31, 1998, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given. Barter transactions consist of providing hosting services in return for product price discounts, web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered. In the event that the services to be received by the Company are not provided in the same month in which the barter revenue is earned, then the value of those services are recorded as a receivable. When the related services are received, the receivable is reduced and the cost is recorded.

Net loss per common share - The Company reports basic and diluted earnings per share ("EPS") according to the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. As the Company has common stock and common stock equivalents outstanding, basic and diluted EPS are presented. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by any convertible preferred dividends; the after-tax amount of interest recognized in the period associated with any convertible debt; and any other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding.

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Structure - SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company's outstanding stock is completely comprised of voting common stock. There are no other rights or privileges to disclose. In addition, entities are required to disclose the number of shares issued upon conversion, exercise, or satisfaction of required conditions during the periods presented. The Company issued 313,075 shares of common stock upon the exercise of 313,075 Redeemable Common Stock Purchase Warrants, 44,000 shares of common stock upon the exercise of 44,000 Common Stock Underwriter Warrants, and 5,000 shares of common stock for the purchase of an intangible asset. In addition, in 1998, the Company granted 410,915 options to purchase common stock to employees, directors and consultants in accordance with the Company's 1997 Stock Option Plan. See Note L.

Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all non-owner related changes in a company's equity including, among other things, unrealized gains and losses on marketable securities classified as available-for-sale. For the years ended December 31, 1997 and 1998, SFAS 130 does not have a material impact on the Company's financial statements or footnotes.

Segment Information - Effective for financial statements for periods beginning after December 15, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This pronouncement requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operation, and major customers. Per SFAS 131, if, due to changes in the structure of the enterprise's internal organization, there are changes in the composition of the enterprise's reportable segments and the segment information for earlier periods is not restated to reflect the change, the enterprise shall disclose both the new basis of segmentation and the old, unless it is impracticable to do so. As this is the situation for the years ended December 31, 1997 and 1998, the Company has not reported segment information for the periods presented herein.

Stock-based compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. SFAS No. 123 is effective beginning with the year ending December 31, 1996. SFAS No. 123 permits companies to account for stock based compensation based on provisions prescribed in SFAS No. 123, or based on the authoritative guidance in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock based compensation in accordance with APB 25 which uses the intrinsic value method, however, as required by SFAS No. 123, the Company has disclosed the pro forma impact on the financial statements assuming the measurement provisions of SFAS No. 123 had been adopted. See Note L. The Company accounts for all other issuances of equity instruments in accordance with SFAS No. 123.

Deferred Costs - Deferred costs at December 31, 1997 consisted of commission costs attributable to advertising revenues deferred as of that date. These costs were charged to the cost of sales when the revenues were earned and recognized as income. The Underwriter's commission and offering costs associated with the IPO were captured in deferred charges during 1997. Once the IPO closed, these costs were netted against the proceeds. The legal, accounting, and other expenses associated with the December 3, 1996 private placement of units of junior convertible subordinated notes were also captured in deferred charges in 1997. These costs were charged to expense when the debt was repaid with the IPO proceeds. See Note A.

Deferred costs at December 31, 1998 consisted of content fees, conference fees, and legal fees. The content and conference fees will be charged to expense once the services associated with these fees have been delivered to the company. This is expected to occur within the first three months of 1999. The legal fees will either be charged to expense or netted against the proceeds from any potential equity offering for which they were incurred. The completion or termination of an offering, if any, will determine the final disposition.

Income Taxes - DIDAX, a C-corporation, accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal items relate primarily to differences between the net operating loss carryforwards, deferred interest, marketing expenses and accumulated depreciation. Prior to February 23, 1998, gofishnet was a qualified S-Corporation under Section 1361 of the Internal Revenue Code. Thus gofishnet was not subject to Federal and State income taxes, rather items of income, deduction, expense and

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

credits passed through pro-rata directly to the stockholders to be reported on their individual income tax returns. Effective February 23, 1998, gofishnet became a C-Corporation and began accounting for income taxes based on SFAS No. 109.

Fair value of financial instruments - The carrying value of cash and cash equivalents, accounts receivable and notes payable approximate fair value because of the relatively short maturity of these instruments.

Product Development Costs - SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Costs incurred by the Company between the completion of technological feasibility and the point at which the product is ready for general release have been insignificant and all product development costs have been expensed to date.

Pensions - In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 is required to be adopted by the Company for fiscal year 1999. It revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

Derivative Instruments and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted by the Company in the first quarter of fiscal year 2000. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

C.       SHORT-TERM INVESTMENTS

The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of December 31, 1997 and 1998 are as follows:

                                                                             Gross Unrealized      Gross Unrealized
                                     Market Value          Cost Basis              Gains                Losses
                                     ------------          ----------              -----                ------
Total at December 31, 1997            $        --          $       ---            $   ---             $    ---
                                      ===========          ===========            =======             ========

U.S. Govt. Debt Securities            $ 2,407,143          $ 2,406,333            $ 2,744             $ (1,934)
Corporate Debt Securities                 336,134              338,935                ---               (2,801)
                                      -----------          -----------            -------             ---------
Total at December 31, 1998            $ 2,743,277          $ 2,745,269            $ 2,744             $ (4,735)
                                      ===========          ===========            =======             =========

Securities available for sale in the accompanying balance sheet at December 31, 1997 and 1998 include $0 and $2,441,196, respectively, with contractual maturities of one year or less, $0 and $302,081, respectively, with contractual maturities of one through five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity. The Company earned net realized gains and losses of $0 and $11,051 for the years ended December 31, 1997 and 1998, respectively, which are included in interest income along with the unrealized gains and losses.

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



D.     PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consisted of the following:

                                                                 1997           1998
                                                                 ----           ----
           Computer equipment                                 $ 249,409       $ 365,601
           Office furniture                                      28,007          47,593
           Leasehold improvements                                 2,300          10,611
           Office equipment                                       8,300          29,801
           Software                                                 ---         143,653
                                                              ---------       ---------
                                                                288,016         597,259

           Less: accumulated depreciation and
           amortization                                        (149,302)       (275,465)
                                                              ---------       ---------
                                                              $ 138,714       $ 321,794
                                                              =========       =========

Depreciation and amortization expense for the years ended December 31, 1997 and 1998 were $78,963 and $139,794, respectively.

E.       SHORT-TERM DEBT, OFFICER AND DIRECTOR

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

The portion of the proceeds of the above debt securities allocated to these warrants is $127,659 and is included in stockholders' equity in the accompanying financial statements. The Company recognized interest expense of $86,269 for the year ended December 31, 1997 related to this discount. The Company retired the $623,000 of junior subordinated notes when the IPO closed on October 3, 1997, including interest accrued of $72,149, for a total of $695,149. Additionally, the Company issued 172,638 warrants to purchase stock at a price of $4.00. In accordance with the underwriting agreement underlying the initial public offering of the Company's securities, the common stock issued from exercise of these warrants is locked-up until March 24, 1999.

In August and September of 1997, an officer and three directors advanced $250,000 to the Company at an interest rate of 11.5% to cover operating costs during that period. During the year ended December 31, 1997, the Company recognized related interest expense of $2,961. These advances and the accrued interest were repaid from the IPO proceeds on October 3, 1997.

F.     NOTES PAYABLE

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

In the first quarter of 1997, gofishnet borrowed $37,230 at an interest rate of 7% from a former principal. gofishnet borrowed an additional $45,000 at an interest rate of 10% from the same source during the third and fourth quarters of 1997. gofishnet recognized $37,060 and $1,752 interest expense for the years ended December 31, 1997 and 1998, respectively in connection with these notes. The $37,060 of interest expense includes $33,750 for the equivalent of 8,237 shares of the Company's stock issued to the note holder in lieu of interest. Both notes were due and repaid in full on April 1, 1998.

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



G.     INCOME TAXES

The benefit for income tax for the years ended December 31, is as follows:

                                                  1997                    1998
                                                  ----                    ----
              Current                        $       -                  $     -
              Deferred tax expense                   -                        -
                                             -----------------          ----------
              Balance at year end            $       -                  $     -
                                             =================          ==========

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows for the years ended December 31,:

                                                                                 1997            1998
                                                                                 ----            ----
              Computed at the expected statutory rate                        $(1,402,000)     $(1,170,000)
              State income tax - net of Federal tax benefit                     (164,000)        (138,000)
              Decrease related to pre-merger net loss on
                    merger accounted for as a pooling of
                    interests                                                    273,200            6,500
              Less valuation allowance                                         1,292,800        1,301,500
                                                                             -----------       ----------
              Balance at year end                                            $      -          $    -
                                                                             ===========       ==========


Deferred tax assets and liabilities at December 31, 1997 and 1998 were as follows:

                                                                                  1997           1998
                                                                                  ----           ----
           Deferred tax assets:

                Net operating loss carryforward                                  591,000        1,859,300
                Interest expense                                                 646,000          646,000
                Consulting fees                                                    4,200            -
                Amortization                                                         -             73,000
                Depreciation                                                      51,600           16,000
                                                                              ----------       ----------
                Gross deferred tax assets                                      1,292,800        2,594,300

           Deferred tax liability                                                   -               -
                                                                              ----------       ----------

                Valuation allowance                                           (1,292,800)      (2,594,300)
                                                                              ----------       ----------
           Net deferred tax assets                                           $      -         $      -
                                                                              ==========       ==========

The Company has net operating loss carryforwards totaling approximately $1,556,000 and $4,890,000 for the tax years 1997 and 1998, respectively for federal and state income tax purposes expiring in 2012 and 2018.

H.     SERVICES PROVIDED WITHOUT CHARGE AND DONATIONS

As part of an effort to obtain a large and reputable Christian organization as a key customer, the Company provided $35,000 worth of products and services to this organization, at no charge, for the year ending December 31, 1997. This work was performed to demonstrate the Company's capabilities and to develop a growing relationship. Another incentive to attract this customer was to commit 50,000 shares of the Company's Common Stock to them as a donation. In 1997, the Company recognized $200,000 of marketing expense for the donation of 40,000 of these shares, equivalent to the fair value of the shares at the time of the donation. In 1998, the contract with this organization was amended to indicate that the Company would not be donating the remaining 10,000 shares. No services were provided without charge in the year ending December 31, 1998.

I.       RELATED PARTY TRANSACTIONS

At December 31, 1997 and 1998, the Company had notes receivable due from officers of the Company totaling $93,000. The Company is collecting interest on these notes through payroll deductions at the minimum federal statutory rate at the time of issuance of 5.7%. The notes are due to be repaid on October 31, 1999.

An officer and a director advanced $212,000 to the Company to cover operating costs for certain periods during 1996. These advances bore interest of 9.75% and were repaid from the proceeds from the private placement offering which closed in February 1997.

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



I.       RELATED PARTY TRANSACTIONS (CONTINUED)

In 1996, the Company borrowed $623,000 from an officer and a director. This was repaid with the proceeds from the Company's IPO. See Note E.

On January 9, 1997, the Company borrowed $300,000 from a director of the Company as part of the December 3, 1996 private placement offering of the junior convertible subordinated notes. This was repaid with the proceeds from the Company's IPO. See Note F.

In the first quarter of 1997, gofishnet borrowed $37,230 at an interest rate of 7% from a former majority shareholder. gofishnet borrowed an additional $45,000 at an interest rate of 10% from the same individual during the third and fourth quarters of 1997. Both notes were due and repaid in full on April 1, 1998. See Note F.

In August and September of 1997, an officer and three directors advanced $250,000 to the Company. This was repaid with the proceeds from the Company's IPO. See Note E.

To enhance process and achieve product efficiencies, the Company hired Corporate Resource Development, Inc. ("CRD") in February 1998, for consulting services for the period March 1, 1998 through May 31, 1998. Max Carey, a member of DIDAX's board of directors, is CRD's Chairman and CEO. The Company paid out a total of $62,500, plus out of pocket expenses and granted options to purchase a total of 17,145 shares of the Company's Common Stock at $2.185 per share, which was the market price at the time of the grant.

In 1998, gofishnet rented office space and equipment from a company whose principals are also former principals of gofishnet and current shareholders of DIDAX. The Company believes that the cost incurred for the use of this office space and equipment was at fair market value.

J.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASE OBLIGATIONS

The Company leases office space in Chantilly, Virginia; Costa Mesa, California; and as of November 1998, Franklin, Tennessee; and certain equipment under non-cancelable operating leases. The California office lease provides for a one year term. The Tennesse office lease provides for a two-year term, an annual increase in base rent based on the first year's CPI index, and additional rent representing the Company's pro-rata share of operating expenses as defined in the lease agreement. The Tennessee office lease expires on October 31, 2000. In October 1998, the Company moved its headquarters office to a 6,100 square foot facility in Chantilly, Virginia. The lease provides for a five-year renewable term, with an annual escalator in base rent of 3%, and additional rent representing the Company's pro-rata share of operating expenses as defined in the lease agreement. The Chantilly office lease expires on September 30, 2003. The new facility increases by 20% the floor space available for Company expansion. The equipment leases provide for three-year lease terms.

Minimum future lease payments under non-cancelable operating leases are as follows for each of the years ending December 31:

                    1999                                                 $109,204
                    2000                                                  102,420
                    2001                                                   92,889
                    2002                                                   95,675
                    2003                                                   71,223
                                                                        ---------
                                                                        $ 471,411
                                                                        =========

Rent expense for the years ended December 31, 1997 and 1998 was $69,944 and $77,212 and is included in general and administrative expenses.

SECURITIES

In April of 1996, the Company became aware that certain prior private placements may be deemed not to have been properly exempted from registration under federal and/or state law. This may give rise to the opportunity for certain stockholders and members to exercise rescission rights, if any, related to their investment in the Company. The Company believes there may be valid legal defenses

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



J.     COMMITMENTS AND CONTINGENCIES

SECURITIES (CONTINUED)

to any and/or all such rescission actions, if initiated. The potential of inadvertent exemption violations was communicated to the investors concerned in August of 1996.

Furthermore, in late December of 1996, each stockholder and member who might have rescission rights was sent a written request to waive such rights (if any) to rescission and other remedies in connection with any past omissions or violations of federal or state securities laws or regulations, and also to agree not to pursue any litigation against the Company or its directors on the basis of such rights. Approximately 80% of the members responded with waivers, representing approximately 89% of the outstanding shares. In September 1997, the Commonwealth of Virginia ("the Commonwealth") ruled that solicitation of waivers in this case to Virginia shareholders was in violation of Virginia Securities Law. As a remedy, the Commonwealth required the Company to send written notice to each investor to the effect that their rights remain unimpaired. As of December 31, 1997, $1,733,399 was the total amount of common stock subject to rescission if all the waivers were deemed invalid. As of December 31, 1998 all related shares are now beyond the statute of limitations under Section 13 of the Securities Act of 1933 and Section 10b-5 of the Securities Exchange Act of 1934 along with the Securities Law of State jurisdictions, which the Company uses as a reasonable basis for establishing the potential exposure. None of the shareholders pursued exercise of any potential rescission rights.

In addition, in October 1997, the Company completed the requirements imposed by the Commonwealth with regard to the request for waivers of rescission rights related to prior private placements. Pursuant to this action, this matter is now considered closed by the Commonwealth and there are no further investigations pending.

K.     CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains its cash accounts in commercial banks located in Virginia and California. Cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per financial institution. At December 31, 1997 and 1998, there were no uninsured cash balances.

Cash equivalents are maintained in money market funds. These cash equivalents are not insured by the FDIC, but are collateralized by the underlying assets of the federal government or corporate entities issuing debt obligations. In addition, the brokerage firms may or may not carry insurance from the Securities Investment Protection Corporation (SIPC). The SIPC insures a minimum balance of $500,000 (including $100,000 for cash), however all brokerage firms are not required to offer this coverage to their clients. Therefore, the Company had uninsured investments of $0 and $136,762 at December 31, 1997 and 1998, respectively.

During 1997 and 1998, revenue was generated from major customers in amounts exceeding 10% of total revenue as follows:

                                    December 31, 1997                             December 31, 1998
                            ---------------------------------             --------------------------------
                                                    Accounts                                     Accounts
                                                   Receivable                                   Receivable
                             Revenue       %        Balance                Revenue        %       Balance
                            ---------------------------------             --------------------------------
       Customer #1          $     -       - %      $   -                  $260,000      24%      $38,900
       Customer #2          $148,623      44%      $31,074                $ 73,678       7%      $18,763
       Customer #3          $ 64,109      19%      $ 4,063                $ 50,217       5%      $25,927
       Customer #4          $     -       - %      $   -                  $109,650      10%      $   -

The Company's customers are located throughout the United States. In the normal course of business, the Company extends unsecured credit to its customers.

L.     STOCK OPTION PLAN

Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April, 1998. The 1998 Plan gives the company the authority to issue 400,000 options to purchase DIDAX common stock. As is the case with the 1997 Plan, if any stock options granted under the 1998 Plan shall terminate, expire or be canceled as to any shares, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under this 1998 Plan subsequently repurchased by the Company pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



L.     STOCK OPTION PLAN (CONTINUED)

under the 1998 Plan may, in whole or in part, be either authorized but unissued shares or issued shares reacquired by the Company. As of December 31, 1998, none of these options have been granted.

In February 1997, the Incorporators authorized 268,400 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 2,057,937 shares of common stock, inclusive of the 268,400 shares mentioned above, and any and all options or warrants granted in prior years by the Company. In December 1998, the Company filed a form S-8 Registration Statement for the purpose of registering the shares underlying the 1997 Plan.

All options are stated in common stock of DIDAX. The Board of Directors determines the option price (not less than fair market value) at the date of grant. The objectives of the stock plan are to advance the interests of DIDAX by providing an opportunity to its selected key employees, consultants, and ministry partners, to purchase shares of DIDAX. By encouraging stock ownership, DIDAX seeks to attract, retain and motivate key employees, consultants, and ministry partners. Both the 1997 Plan and the 1998 Plan will be administered by the Compensation Committee of the Board of Directors or by the Board of Directors as a whole.

At December 31, 1997 and 1998, the Company had outstanding options to sell 1,164,456 and 1,334,456 shares of common stock, respectively, to various officers and directors of the Company at exercise prices ranging from $1.50 to $5.00 per share. As of December 31, 1997 and 1998, options for 284,956 and 588,626 shares are vested, respectively. All but 20,000 options, scheduled to vest during 1999, will only vest based on performance criteria. The options expire ten years from the date granted, except 185,000 options granted to directors in 1997, which expire five years from the date exercisable.

At December 31, 1997 and 1998, the Company had outstanding options to sell 80,500 and 129,985 shares of common stock, respectively, to various outside consultants and a ministry partner at exercise prices ranging from $1.66 to $5.00 per share. As of December 31, 1997 and 1998, options for 50,500 and 82,985 were vested, respectively. 57,485 options expire five years from the date granted. All other options expire ten years from the date granted.

At December 31, 1997 and 1998, the Company granted to employees options for 360,676 and 410,915 shares of common stock, respectively, at exercise prices ranging from $2.00 to $5.00 per share. The grant prices of $2.00 to $5.00 were determined by the Board of Directors to represent fair value. As of December 31, 1997 and 1998, options for 240,704 and 307,024 shares are vested, respectively. The options expire through 2008.

A summary of activity for the period ended December 31, 1998, is as follows:

                                                                    Options Outstanding
                                                                    -------------------
                                                                 Number of        Per Unit
                                                                  Shares       Exercise Price
                                                                 ---------     --------------
              OUTSTANDING, JANUARY 1, 1995                         72,500      $1.50 - $1.66
                    Options granted                               246,203              $2.00
                    Options exercised                                   -                  -
                    Options expired                                     -                  -
                                                              -----------      -------------
              OUTSTANDING, DECEMBER 31, 1995                      318,703      $1.50 - $2.00
                    Options granted                               941,759      $3.00 - $5.00
                    Options exercised                                   -            -
                    Options expired                                40,400      $2.00 - $5.00
                                                              -----------      -------------
              OUTSTANDING, DECEMBER 31, 1996                    1,220,062      $1.50 - $5.00
                    Options granted                               439,920      $3.89 - $5.00
                    Options exercised                                   -                  -
                    Options expired                                54,350      $2.00 - $5.00
                                                              -----------      -------------
              OUTSTANDING, DECEMBER 31, 1997                    1,605,632      $1.50 - $5.00
                    Options granted                               410,915      $2.00 - $4.00
                    Options exercised                                   -                  -
                    Options expired                               141,180      $2.19 - $5.00
                                                              -----------      -------------
              OUTSTANDING, DECEMBER 31, 1998                    1,875,367      $1.50 - $5.00
                                                              ===========      =============

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



L.     STOCK OPTION PLAN (CONTINUED)

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

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share would have been increased to the proforma amounts indicated below:

                                                               1997                   1998
                                                          -------------------------------------
       Net loss
              As reported                                  $(4,271,249)           $(3,459,055)
              Proforma                                     $(4,368,892)           $(4,012,375)
       Net loss per common share
           Basic
              As reported                                       $(3.31)                $(0.98)
              Proforma                                          $(3.39)                $(1.13)
           Diluted
              As reported                                       $(3.31)                $(0.98)
              Proforma                                          $(3.39)                $(1.13)

The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 1997: dividend yield of 0%, risk-free interest rate based on the 10-year bond Treasury yield at the date of grant, and expected term of 10 years. For grants made prior to the IPO, the Company used a volatility of 0%. SFAS No. 123 provides for the use of a 0% volatility assumption for grants made prior to becoming a public company. For grants made subsequent to the IPO, the Company used a volatility of 13.9%. For the year ended December 31, 1998, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three to five year bonds, depending on the expected term; volatility ranging from 27.6% to 124.0%, depending on the grant date; and an expected term of two-and-a-half to five years. All options granted to employees have been granted at an exercise price of $1.50 to $5.00 per share.

During August 1996, the Company issued a private placement to secure $3,000,000 in junior subordinated debt coupled with 375,000 warrants to purchase membership units (shares) after July, 1998 at $4.00 per unit (share). This offering was closed with $623,000 in notes and with 61,209 and 172,638 warrants earned and granted as of December 31, 1996 and December 31, 1997, respectively. See Note E. Since the only participants in this offering were an officer and a director of the Company, the warrants earned pursuant to this offering have been adopted in the 1997 Stock Option Plan, as approved by the Board of Directors of DIDAX, and therefore are referred to as options by the Company. However, these securities are not included in the summary of activity table.

In April 1998, the Board of Directors resolved to amend the 1997 Plan. The substance of this change was to amend the actual administration of the plan by making all options subject to the approval of the Board of Directors, and in the case of a merger or a similar reorganization that the Company does not survive, to cause only non vested stock options to be subject to termination should the surviving entity not assume the obligation of all granted options. This term was carried forward and is included in the 1998 Plan approved by the stockholders.

M.     EMPLOYEE BENEFIT PLANS

In January 1998, the Company adopted an Employee Benefit Plan, in the form of a 401K Plan, that covers all full time and permanent part time employees, the cost of which was substantially covered through additional after-tax payroll deductions of participants. Employees may elect to participate by contributing a percentage of their compensation. Participation is at 50% and the maximum contribution allowed is 15% or $10,000, whichever is lower. The Company is not required to contribute to the 401K Plan and has made no contributions since its inception.

On June 1, 1998, the Company implemented an Internal Revenue Code Section 125 "Premium Only Plan", which allows participating employees of the Company to contribute toward the cost of medical and newly established dental plan expenses with pretax dollars.

                            DIDAX INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



M.     EMPLOYEE BENEFIT PLANS (CONTINUED)

Through this plan, set on a calendar year, employees contribute toward paying 20% and 93% of the medical and dental plans, respectively.

N.     NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                                             1997                 1998
                                                                             ----                 ----
       Net loss (numerator)                                           $(4,271,249)         $(3,459,055)
       Weighted average shares (denominator)                            1,289,460            3,535,487

       Basic net loss per share                                       $     (3.31)          $    (0.98)
                                                                      -----------           ----------

       Dilutive shares (denominator)                                    1,289,460            3,535,487

       Diluted net loss per share                                     $    (3.31)           $    (0.98)
                                                                      ----------            -----------

As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128 "Earnings Per Share." Thus, 55,414 stock options and purchase warrants granted at below market prices outstanding in the years ended December 31, 1997 and 1998, are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

O.       SUBSEQUENT EVENTS

PURCHASE WARRANTS CALLED FOR REDEMPTION

Pursuant to the terms of the Purchase Warrant Agreement, the Company exercised its right to call the 2,875,000 Redeemable Common Stock Purchase Warrants ("Purchase Warrants") sold in the Company's IPO and traded on Nasdaq SmallCap (Symbol "AMENW"). The terms of the Purchase Warrants granted the Company such a right should the closing bid price as reported on Nasdaq of the shares of Company's Common Stock average in excess of $10.00 per share for 30 consecutive trading days. This condition was met on January 4, 1999, and the Company initiated mailing of the Notice of Redemption to warrant holders as of January 13, 1999. The redemption date was February 12, 1999. The aggregate result of the call for redemption was that 2,841,526 (or 98.8%) of the purchase warrants were exercised resulting in $16,338,774 being raised by the Company, leaving 33,474 purchase warrants left for redemption for which the Company remitted $8,369. Primarily due to this action, outstanding shares of Common Stock increased to 6,567,606 shares as of the redemption date.