Form 10QSB
period 1999-03-31
DIDAX INC
filed 1999-05-14
CIK 1037599

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1999.

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

Common Stock, $ .01 Par Value:  6,588,354 shares outstanding as of March 31,
1999

Transitional Small Business Disclosure Format (check 0ne):

Yes                     No     X
      --------------        --------------

                                      INDEX

Part I.       FINANCIAL INFORMATION                                                                        PAGE

Item 1.       Financial Statements
                 Balance Sheet--March 31, 1999                                                              3

                 Statements of Operations--Three Months Ended March 31, 1998 and 1999                       4

                 Statements of Cash Flows--Three Months Ended March 31, 1998 and 1999                       5

                 Notes to Financial Statements--March 31, 1999                                              6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                 9

Part II.      OTHER INFORMATION

Items 1-6     Including Exhibits and Reports on Form 8-K                                                   14

Signatures                                                                                                 16

DIDAX INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AT MARCH 31, 1999 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                               $ 6,086,280
   Short-term investments                                                                    4,562,076
   Accounts receivable including unbilled of $283,345
      at March 31, 1999                                                                        875,300
   Prepaid expenses                                                                             10,207
   Deposits                                                                                        965
   Inventory                                                                                    16,501
   Deferred costs                                                                               51,360
   Notes receivable from officers                                                               93,000
                                                                                          ------------
        Total current assets                                                                11,695,689

LONG TERM INVESTMENTS                                                                        6,367,348

PROPERTY AND EQUIPMENT, net                                                                    403,972

OTHER ASSETS:
   Prepaid expenses                                                                              2,000
   Deposits                                                                                     55,893
   Deferred costs                                                                               18,216
   Intangible assets, net                                                                       44,034
                                                                                          ------------
        Total other assets                                                                     120,143
                                                                                          ------------

                                                                                          $ 18,587,152
                                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                          $ 496,696
   Accrued liabilities                                                                         481,701
   Deferred revenue                                                                             64,147
                                                                                          ------------
        Total current liabilities                                                            1,042,544

OTHER LIABILITIES:
   Accounts payable                                                                             55,734
                                                                                          ------------
        Total liabilities                                                                    1,098,278

COMMITMENTS AND CONTINGENCIES                                                                        -


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares
      authorized 6,588,354 shared issued and outstanding at March 31, 1999                      65,883
   Common stock warrants                                                                       666,722
   Additional paid-in capital                                                               29,429,709
   Accumulated deficit                                                                     (12,657,004)
   Accumulated other comprehensive income/(loss):
     Net unrealized loss on available-for-sale securities                                      (16,436)
                                                                                          ------------
        Total stockholders' equity                                                          17,488,874
                                                                                          ------------
                                                                                          $ 18,587,152
                                                                                          ============






  The accompanying notes are an integral part of these consolidated financial statements.

DIDAX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)




                                                 FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                           -------------------------------
                                               1998                1999
                                           ------------        -----------


OPERATING REVENUES:
   Sponsorship/Advertising sales           $    15,730         $   973,470
   Retail sales                                 26,120              48,188
   Consulting services                          47,953              53,401
                                           -----------         -----------
        Total operating revenues                89,803           1,075,059

OPERATING EXPENSES:
   Cost of goods and services                   39,401             653,490
   Crosswalk operations                        236,522             768,785
   Sales and marketing                         249,626             659,903
   General and administrative                  372,354             390,570
                                           -----------         -----------
        Total operating expenses               897,903           2,472,748
                                           -----------         -----------

LOSS FROM OPERATIONS                          (808,100)         (1,397,689)

OTHER INCOME (EXPENSE):
   Interest income                              58,132             139,446
   Gain/(loss) on disposal of assets                 -              (2,554)
   Interest expense                             (1,752)                  -
                                           -----------         -----------
        Total other income (expense)            56,380             136,892
                                           -----------         -----------

NET LOSS                                   $  (751,720)        $(1,260,797)
                                           ===========         ===========

Net loss per common share (basic)          $     (0.24)        $     (0.23)
                                           ===========         ===========

Weighted average number of common
   shares outstanding                        3,172,204           5,439,853
                                           ===========         ===========

Net loss per common share (diluted)        $     (0.24)        $     (0.23)
                                           ===========         ===========

Weighted average number of common
   shares outstanding                        3,172,204           5,439,853
                                           ===========         ===========


  The accompanying notes are an integral part of these consolidated financial statements.

DIDAX INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                       FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                 ----------------------------------
                                                                      1998                1999
                                                                 --------------      --------------
CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss                                                         $   (751,720)       $ (1,260,797)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                       24,917              43,349
   Disposal of fixed assets                                                 -               2,554
   Changes in assets and liabilities affecting operations:
      Accounts receivable                                              20,649            (522,892)
      Prepaid expenses                                                  6,623              (9,987)
      Deposits                                                              -                (795)
      Inventory                                                             -              (8,682)
      Deferred costs                                                        -             (34,646)
      Accounts payable                                                145,389             395,512
      Accrued liabilities                                              34,135             (59,740)
      Deferred revenue                                                 (9,558)             39,417
                                                                 ------------        ------------
         Net cash used in operating activities                       (529,565)         (1,416,707)
                                                                 ------------        ------------

CASH FLOWS FOR INVESTING ACTIVITIES:
   Purchases of property and equipment                               (108,041)           (125,495)
   Purchase of investments                                                  -          (8,202,583)
                                                                 ------------        ------------
      Net cash used in investing activities                          (108,041)         (8,328,078)
                                                                 ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and warrants             (2,125)         14,586,614
   Deferred costs                                                      (1,205)             10,000
                                                                 ------------        ------------
      Net cash (used in) provided by financing activities              (3,330)         14,596,614
                                                                 ------------        ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              (640,936)          4,851,829

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                              5,443,781           1,234,451
                                                                 ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  4,802,845        $  6,086,280
                                                                 ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION:
   Interest paid                                                 $      1,756        $         -
                                                                 ============        ============






  The accompanying notes are an integral part of these consolidated financial statements.

                            DIDAX INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999


A.          BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in DIDAX INC's 1998 Form 10-KSB.

B.          THE COMPANY AND ACQUISITION

On February 23, 1998, DIDAX INC. ("DIDAX") purchased all of the outstanding shares of gofishnet.com, inc. for 130,292 shares of DIDAX's common stock. gofishnet.com, inc. ("gofishnet"), an Internet retailer of Christian music and videos, operates as a wholly owned subsidiary of DIDAX. DIDAX accounted for the merger as a pooling of interests based on the guidelines described in Accounting Principles Board No. 16, "Business Combinations". Accordingly, the financial statements presented for the three months ended March 31, 1998 and 1999, respectively are presented on a consolidated basis.

DIDAX's and gofishnet's (collectively "the Company") business includes the development and aggregation of Internet content and services; advertising, sponsorship and royalty sales; and the resale of products specifically designed to meet the needs of Christian users of the Internet and World Wide Web. The Company intends to increase expenditures in connection with marketing and product development activities. The Company anticipates that losses will continue until such time as the Company is able to build market awareness and acceptance of its product, the website www.crosswalk.com(TM) ("crosswalk.com"), through marketing and sales initiatives planned by the Company.

In prior periods, the Company was considered a development stage entity according to Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." SFAS No. 7 states that a development stage enterprise is one in which either the "planned principal operations have not commenced" or "planned principal operations have commenced, but there has been no significant revenues therefrom." DIDAX INC. was previously categorized as a development stage entity based on the second criterion. It is management's opinion that the Company no longer meets the criteria of SFAS No. 7 and therefore is no longer considered a development stage enterprise. Accordingly, the Company's financials no longer include the cumulative-to-date information that is required to be disclosed by development stage companies.

C.          CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

The Company invests in U.S. government bonds and treasury notes and corporate bonds. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

Securities available-for-sale in the accompanying balance sheet at March 31, 1999 include $8,426,455 (of which $3,864,379 are included in Cash and Cash Equivalents since they have original maturities of three months or less), with contractual maturities of one year or less, and $6,367,348, with contractual maturities of one through five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity. The Company did not earn any realized gains and losses for the three months ended March 31, 1999, as none of the investments were sold during the period. The Company's has recorded unrealized losses of $16,436 as of March 31, 1999.

                            DIDAX INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999



C.          CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS
            (CONTINUED)

The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of March 31, 1998 and 1999, are as follows:


                                                                            Gross Unrealized  Gross Unrealized
                                   Market Value            Cost Basis             Gains            Losses
                                   ------------            ----------             -----            ------

Total at March 31, 1998          $              --       $             ---       $    ---          $    ---
                                 =================       =================       ========          ========

U.S. Govt. Debt Securities       $      10,332,239       $      10,344,651       $  4,363          $(16,775)
Corporate Debt Securities                4,461,564               4,465,588            ---            (4,024)
                                 -----------------       -----------------       --------          --------
Total at March 31, 1999          $      14,793,803       $      14,810,239       $  4,363          $(20,799)
                                 =================       =================       ========          ========

The above table discloses the values of the Company's total investment portfolio, which is comprised of $3,864,379 in Cash and Cash Equivalents, $4,562,076 in Short-term Investments, and $6,367,348 in Long-Term Investments, for a total fair value of $14,793,803.

D.           COMPREHENSIVE INCOME

During the period ended March 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net income and unrealized losses on available-for-sale securities. For the three months ended March 31, 1999, the Company recorded a comphensive loss of $1,277,233.

E.          BARTER TRANSACTIONS

Barter transactions, amounting to forty-nine percent of revenues for the three months ended March 31, 1999, are recorded at the lower of the estimated fair value of the goods or services received or the estimated fair value of the services given. Barter transactions consist of providing hosting services in return for product price discounts, web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

F.          NOTES PAYABLE

In the first quarter of 1997, gofishnet borrowed $37,230 at an interest rate of 7% from a former principal. gofishnet borrowed an additional $45,000 at an interest rate of 10% from the same source during the third and fourth quarters of 1997. gofishnet recognized $1,756 interest expense for the three months ended March 31, 1998, in connection with these notes. Both notes were due and repaid in full on April 1, 1998.

G.          RELATED PARTY TRANSACTIONS

At March 31, 1998 and 1999, the Company had notes receivable due from officers of the Company totaling $93,000. The Company is collecting interest on these notes through payroll deductions at the minimum federal statutory rate at the time of issuance of 5.7%. The notes are due to be repaid on October 31, 1999.

In the first quarter of 1997, gofishnet borrowed $37,230 at an interest rate of 7% from a former majority shareholder. gofishnet borrowed an additional $45,000 at an interest rate of 10% from the same individual during the third and fourth quarters of 1997. Both notes were due and repaid in full on April 1, 1998. See Note G.

To enhance process and achieve product efficiencies, the Company hired Corporate Resource Development, Inc. ("CRD") in February 1998, for consulting services for the period March 1, 1998 through May 31, 1998. A member of DIDAX's board of directors is

                            DIDAX INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

G.          RELATED PARTY TRANSACTIONS (CONTINUED)

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

I.          NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                        1998               1999
                                                        ----               ----
         Net loss (numerator)                        $  (751,720)       $(1,260,797)
         Weighted average shares (denominator)         3,172,204          5,439,853

         Basic net loss per share                    $     (0.24)       $     (0.23)
                                                     ===========        ===========

         Dilutive shares (denominator)                 3,172,204          5,439,853

         Diluted net loss per share                  $     (0.24)       $     (0.23)
                                                     ===========        ===========

As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128 "Earnings Per Share." Thus, 55,414 stock options and purchase warrants granted at below market prices outstanding in the three months ended March 31, 1998, and 1999, are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

J.          SUBSEQUENT EVENTS

TECHNOLOGY

The Company believes that its future success is dependent on its ability to continuously improve the speed and reliability of crosswalk.com, enhance communications functionality with its consumers and maintain the highest level of information privacy and transaction security. Continuous system enhancements are primarily intended to accommodate increased traffic across the Company's Web site, improve the speed with which purchase requests are processed and heighten Web site security, which will be increasingly important as the Company offers new services. With this in mind, the Company began implementing, in April 1999, the migration of database systems from Windows NT and SQL Server to an Oracle8 Enterprise UNIX based environment served by SUN Microsystems hardware technology. The 1999 cost of this migration will be approximately $433,000 for the related software licenses, training, and technical support and approximately $51,000 for the related hardware. For the years 2000 through 2002, the Company expects to incur a total approximately $241,000 for technical support, this means that the migration and related services will cost a total of approximately $725,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

DIDAX INC. ("the Company") is primarily known as the creator of crosswalk.com(TM) (WWW.CROSSWALK.COM). crosswalk.com(TM) ("crosswalk.com") is an interactive Web site, which provides information and resources that the Company believes generally appeals to the Christian community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of sponsorships and advertising; the online retailing of Christian and family-friendly products manufactured or developed by others (primarily CDs, tapes, and other articles generally appealing to the Christian marketplace); royalties and referral fees from co-marketing relationships; and to a lesser extent, the continuing provision of technology services, including services related to Web site development and hosting, to Christian organizations (the "Consulting Services"). On Wednesday, May 5, 1999, the Company's shareholders of record, as of the close of business on March 19, 1999, approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to crosswalk.com. As a result, the Company will be reporting as crosswalk.com in future quarters.

The Company has transitioned from deriving the majority of its revenues from providing Consulting Services to Christian organizations as mentioned above, to revenue generation through: the sale of sponsorship and advertising opportunities on crosswalk.com, direct retail sales, and royalties/fees from the sale of Christian interest products manufactured or developed by others (primarily CDs, tapes, and other articles generally appealing to the Christian marketplace). The Company's strategy going forward is one of making crosswalk.com a community portal with deep Channel content and a breadth of information for Christians, not just Christian information. It is the Company's belief that this strategy, coupled with crossmedia marketing and promotional activities, will accelerate traffic resulting in revenue growth over time. The Company plans to continue enhancing crosswalk.com in order to become the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

95% of the Company's first quarter 1999 revenue was generated from sponsorships and advertising and retail sales, as compared to 46% in the first quarter of 1998. Additionally, the Company's progress in developing crosswalk.com is evidenced by the growth in membership and page views. Membership in crosswalk.com is free and simply requires filling out an online registration form with one's name, e-mail address, and limited demographic data. Page views are a measure of total pages viewed by visitors to crosswalk.com in a month. At March 31, 1999, the Company had 187,500 members as compared to 74,287 members at March 31, 1998, an annual growth rate of 252%. Average monthly page views tallied in the first quarter of 1999 reached 4,150,000, up from 601,300 for the comparable quarter a year earlier, for a growth of 690% from first quarter 1998 to first quarter 1999. To the extent membership in crosswalk.com continues to increase, and the Company continues to generate sponsorships and place advertisements on crosswalk.com, management believes that crosswalk.com's sponsorship and advertising revenues should increase. The opportunity for the Company to begin generating significant sponsorship and advertising and retail revenues is predicated upon increasing membership and traffic in the form of page views on crosswalk.com.

During the first quarter of 1999, the Company enhanced crosswalkMoney(TM) and crosswalkCareers(TM). crosswalkMoney(TM) provides members with information for Biblical financial stewardship and opportunities to invest their money consistent with Christian values. Some new crosswalkMoney(TM) sponsorships and services include: online banking provided by Security First Network Bank, online tax preparation provided by Tax Prep 1, online trading provided by National Discount Brokers, mortgage relocation services provided by Home Buyers Fair, an online educational stock market game provided by VirtualStockExchange.com(TM), hedge fund investment opportunities provided by Genesis Social Fund Management, Inc. ("Genesis"), and financial advice from Christian Financial Concepts ("CFC"). In addition to career counseling services, job postings, and resume posting opportunities, crosswalkCareers(TM) now provides personalized counseling services and enhanced content from Alston-Kline, Inc.. In addition, the Company launched a beta version of the HomeSchool(TM) Channel, improved the Spiritual Life(TM) channel, and began development of the Health Channel. The HomeSchool(TM)Channel includes reviews of curriculums; the sale of curriculums; information explaining how to start homeschooling, including access to state and federal home school organizations; an online support group; and continuously fresh content such as the Backyard Scientist, a column describing science experiments that can be performed at home with household elements. In March 1999, the Company signed a sponsorship agreement with Lean Bodies Holdings Ltd. ("Lean Bodies") of Dallas, Texas, that includes joint development of and revenue-sharing in the Health Channel. Lean Bodies will provide editorial direction, initial development funding, and ongoing sponsorship of the channel; the Company will manage the business, technical and marketing responsibilities. The Health Channel will also serve as a Web retail presence for Lean Bodies' "Anywhere Bars," a low-fat protein/carbohydrate based energy snack, and the upcoming Lean Bodies "Anywhere Meals" infomercial campaign. Anywhere Meals are a unique new collection of "real food" meals that are shelf-stable and heat up in the box with no electricity required, making them attractive to consumers focused on healthy diets, convenience, and energy conservation, as well as on year 2000 preparations. Also, in the first quarter of 1999, the Company provided the first ever netcast of the 30th Annual Dove Awards. Approximately 16,000 visitors "attended" the netcast on crosswalkMusic(TM), which was the only place where the awards could be seen live. This was pronounced a success by RealNetworks, Inc., which provided the audio-only and video formats of the netcast, based on the recorded audience size. In addition, crosswalkMusic(TM) was named the "#1 Christian Music Web Site" by the Mining Company, an Internet watchdog. Multi-year contracts, such as CFC, Lean Bodies, and Genesis, should provide on-going revenues, content, and increased traffic on crosswalk.com.

The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of March 31, 1999, the Company had an accumulated deficit of $12,657,004.

As a result of the Company's extremely limited operating history, the Company has no meaningful historical financial data upon which to base future operating expenses. Accordingly, the Company's expense levels are based in part on possible future revenues, of which there can be no assurance. A shortfall in revenues may have an immediate adverse impact on the Company's business, results of operations and financial condition. The Company has just recently begun to generate revenue from the commercial sale of sponsorships and advertising space on and crosswalk.com and very limited sales of products via crosswalk.com. The Company plans to significantly increase its sales and marketing efforts and fund greater levels of crosswalk.com operations. The Company expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NET LOSS

For the quarter ended March 31, 1999, the Company incurred a net loss of $1,260,797 as compared to a net loss of $751,720 for the same quarter in 1998. This increased loss of $509,077 (68%) was due primarily to an increase in Operating Expenses, offset in part by increases in revenues and other income. The increased loss consisted of a $960,756 (112%) increase in Operating Expenses for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, offset to an extent by $371,167 (736%) increase in gross margin and an $80,512 (143%) increase in Other Income. Other Income increased largely as a result of an $81,314 (140%) increase in interest income.

REVENUES

The Company generated $985,256 or 1,097% more revenue in the three months ended March 31, 1999 than in the same period in 1998. The $1,075,059 of revenue earned in the first quarter of 1999 consisted of $973,470 from Sponsorships and Advertising, $48,188 from Retail Sales, and $53,401 from Consulting Services, while the $89,803 of revenue earned in the first quarter of 1998 consisted of $15,730 from Sponsorships and Advertising, $26,120 from Retail Sales, and $47,953 from Consulting Services. The quarter on quarter change in revenue mix is a 6,089% ($957,740) increase in sponsorship/advertising revenue, an 84% ($22,068) increase in retail revenue, and an 11% ($5,448) increase in consulting revenue. Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet websites, amounted to forty-nine percent of the revenue earned in the first quarter of 1999. Sponsorship/advertising revenues increased due to the Company's growing emphasis on establishing more topical channels generally believed to be of interest to the Christian market niche. According to the Company's business model, the Company plans to increase the number of channels to cover all of life from the Christian perspective. In the period ended March 31, 1999, crosswalk Money(TM) earned $529,305 of revenue, crosswalkCareers(TM) earned $52,900 of revenue, and crosswalkMusic(TM) earned $55,853 of revenue. The Company did not earn any sponsorship revenues in the first quarter of 1998. Retail revenues increased in the first quarter of 1999 due to increased marketing efforts, product offerings, and site enhancements. Consulting Service revenues increased slightly, in the three months ended March 31, 1999, due to an increase in web development rates and the use of consultants to perform a majority of the web development services for the Company's clients. The use of consultants enabled the Company to complete a greater amount of web development and thus bill a larger amount of web development hours in the first quarter of 1999 as compared to the same quarter in 1998. Internet access revenues are now being classified in Consulting Services due to their immateriality. The decline in Internet acccess revenues results from the Company's decision to discontinue marketing Internet Access services in 1996. The Company also anticipates a decline in Consulting Services revenues in future quarters due to the transition to being a community builder from being a web development services provider in 1998. With continued growth in site traffic, service enhancements, and marketing resources dedicated to retail, sponsorship, and advertising revenue opportunities, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to the development and integration of client content on crosswalk.com; retailing Christian interest products on crosswalk.com; and development, maintenance, and support of customer websites; was $653,490 and $39,401 for the quarters ended March 31, 1999 and 1998, respectively. The Company's gross margin for the quarter ended March 31, 1999 decreased to 39% from 56% for the same period in 1998. This decrease is due primarily to the increase in barter transactions, which accounted for forty-nine percent of revenues in the three months ended March 31, 1999.

CROSSWALK.COM OPERATIONS

In the first quarter of 1999, the Company combined Product Development and Crosswalk Operations under the management of one individual. As a result, the two departments are now being reported externally under Crosswalk Operations. Crosswalk.com operational expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for the Company's intractive Web site (crosswalk.com), increased to $768,785 for the three months ended March 31, 1999, as compared to $236,522 for the same period in 1998. The cost of Crosswalk.com operations increased by 225% ($532,263) due to the Company's shift from being a consulting services company to being a consumer focused community portal. The largest portion of the increase ($297,187 or 164%) is due to increases in staffing and wages. The Company has greatly expanded its development staff in order to provide continuous improvements of crosswalk.com's products and services. The next largest increase in costs ($70,385 or 511%) was in content expense. The Company now purchases a larger amount of content from a wider variety of sources and on many more topics due to the increased number of channels and the depth of those channels on crosswalk.com. In addition, there were increases in consulting, travel, health insurance, supplies, communications and depreciation expense.

SALES AND MARKETING

In the first quarter of 1999, sales and marketing expenses were $659,903 as compared to $249,626 for the first quarter of 1998. Sales and marketing expenses increased 164% ($410,277) largely due to the Company's continued investment in its cross-media marketing campaign to promote the re-branded crosswalk.com. The marketing campaign consisted of advertising and promotion in 150 Christian radio markets, online links from search engines, and ads in Christian periodicals. The Company believes that it will continue to incur substantial marketing expenses as it seeks to increase market awareness of crosswalk.com.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs slightly in the first quarter or 1999, to $390,570 from $372,354 in the first quarter of 1998. This 5% increase ($18,216) is due largely to increases in office operating costs due to increases in headcount, satellite locations, and bandwidth required to support traffic growth on crosswalk.com.

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased 140% to $139,446 from $58,132 for the quarters ended March 31, 1999 and 1998, respectively. This $81,314 increase is due to the investment of the proceeds from the redemption of the warrants and the Company's IPO.

Interest expense was $ 0 and $1,752 for the quarters ended March 31, 1999 and 1998, respectively. The $1,752 (100%) decrease in interest expense is due to the repayment, in April 1998, of the $82,230 note payable that was outstanding at March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the quarters ended March 31, 1999 and 1998, net cash used in operating activities was $1,416,707 and $529,565, respectively. Net cash used in investment activities was $8,328,078 and $108,041 for the quarters ended March 31, 1999 and 1998, respectively. In the three months ended March 31, 1999, the Company invested the proceeds from the redemption of the warrants in U.S. government bonds and treasury notes and Standard and Poors A-1 or AA rated corporate bonds. Net cash provided by financing activities was $14,596,614 for the quarter ended March 31, 1999. Net cash used by financing activities was $3,330 for the quarter ended March 31, 1998. In the quarter ended March 31, 1999, cash provided by financing activities consists of the receipt of $14,586,614 from the exercise of 2,561,400 Common Stock Purchase Warrants and 24,948 Common Stock Options. The Common Stock Purchase Warrants were exercised after the Company exercised its right to call them based on the term's of the Purchase Warrant Agreement. The redemption date was February 12, 1999.

The Company currently anticipates that its $10,653,145 working capital balance at March 31, 1999, consisting primarily of the proceeds from the exercise of the Common Stock Purchase Warrants, as previously described, and the remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. However, the Company anticipates that it may seek to raise additional funds in order to expand its marketing campaign and crosswalk.com Channel deployment, and to pursue potential leveraged joint marketing opportunities, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that additional financing will be available to the Company or that such financing will be available on acceptable terms.

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

YEAR 2000 COMPLIANCE STATUS

Many existing computer programs use only two digits to identify a year in the date field. These programs, which were developed without considering the impact of the upcoming change in the century, could fail or create erroneous results by or at the year 2000. The Company has reviewed its internal programs, and has determined that there are no material year 2000 issues within the Company's current systems or services. The Company is in the process of soliciting replies from its material customers, vendors and financial service providers to determine any risk of year 2000 issues. As of the date herein, no material year 2000 issues have been identified, however, the Company cannot be certain that its customers, vendors or financial services providers will not have year 2000 issues until evaluation of replies to the Company's year 2000 initiative is complete. Should the issues as noted above, or any other year 2000 related issues that are currently unknown to the Company occur, they could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On Wednesday, May 5, 1999, the Company held its Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.

(b) The Company's shareholders of record, as of the close of business on March 19, 1999, approved the election of the following individuals to the Company's Board of Directors, all of whom served as directors of the Company on the date of the meeting and made up the entire Board of Directors. Each director will hold office until the annual meeting of stockholders in the year 2000 or until his successor is duly elected and qualified.:

James G. Buick
William M. Parker
Dane B. West
William H. Bowers
Robert C. Varney, Ph.D.
Bruce E. Edgington
John J. Meindl, Jr.
Clay T. Whitehead
Earl E. Gjelde
W.R. 'Max' Carey

(c) The results of the vote on the election of nominees to the Company's Board of Directors was 5,661,128 shares for all members with 80,915 shares withholding, and there were 825,963 Broker non-votes. Thus by plurality of the votes cast, the Board stands elected.

   The second matter voted upon was an amendment to the Company's Certificate of Incorporation to change the name of the Company to crosswalk.com. The result of the election was 5,729,463 shares voting for the proposal, 5,329 shares voted against, 7,151 shares voted to abstain, and there were. 825,963 Broker non-votes. Thus by majority of the votes cast, the amendment to the Company's Certificate of Incorporation to change the name of the Company to crosswalk.com was approved.

   The third matter voted upon was an amendment to the 1998 Stock Option Plan (the "1998 Plan") to add 400,000 shares to the 1998 Plan. The Common Stock (the "shares") subject to the 1998 Plan that may be purchased (through the exercise of options) shall not exceed in the aggregate 800,000 shares. If any stock options granted under the 1998 Plan shall terminate, expire or be canceled as to any shares, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under this 1998 Plan subsequently repurchased by the Company pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares or issued shares reacquired by the Company. The 1998 Plan will be administered by the Board of Directors or by the

Compensation Committee, at the directive of the Board of Directors. The result of the election was 2,605,235 shares voting for the proposal, 175,814 shares voted against, 35,185 shares voted to abstain and 3,751,672 Broker non-votes. Thus by majority of the votes cast, the amendment to the 1998 Stock Option Plan to add 400,000 shares to the 1998 Plan was approved.

   The fourth matter voted upon was an amendment to the Company's Certificate of Incorporation to provide for an authorized class of Preferred Stock, consisting of 5,000,000 shares of Preferred Stock, par value $.001 per share, with rights, preferences, and designation of such shares to be determined by the Company's Board of Directors. The result of the election was 2,249,329 shares voting for the proposal, 523,428 shares voted against, 43,477 shares voted to abstain and 3,751,672 Broker non-votes. Thus by majority of the votes cast, the amendment to the Company's Certificate of Incorporation to provide for an authorized class of Preferred Stock, consisting of 5,000,000 shares of Preferred Stock, par value $.001 per share, with rights, preferences, and designation of such shares to be determined by the Company's Board of Directors was approved.

   Lastly, the Stockholders ratified and approved the ratification of the selection of Hoffman, Morrison and Fitzgerald, P.C. as the Company's independent accountants. The result of the election was 5,618,085 shares voting for the proposal, 62,715 shares voted against, 61,143 shares voted to abstain, and there were. 825,963 Broker non-votes. Thus by majority of the votes cast, the selection of independent auditor was ratified.

(d) There were no settlements to report.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
11          Computation of Earnings Per Share
27          Financial Data Schedules - For the Three Months Ended March 31, 1999

(b) Reports on Form 8-K

None to report.

                                   SIGNATURES

            In accordance with the requirements of Securities Act of 1934, DIDAX INC., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DIDAX INC.


May 12, 1999             By: /s/ William M. Parker
                             ---------------------
                                 William M. Parker
                                 Chief Executive Officer and President

May 12, 1999             By: /s/ Gary A. Struzik
                             -------------------
                                 Gary A. Struzik, Chief Financial Officer and
                                 Secretary, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION                                                                          PAGE
--------                -----------                                                                          ----
11                      Computation of Earnings Per Share                                                    1-2
27                      Financial Data Schedule - For Three Months Ended March 31, 1999                      3-5