Form 10QSB
period 1999-06-30
CROSSWALK COM
filed 1999-08-13
CIK 1037599

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From _____________to____________.

Commission file number 333-25937

                               Crosswalk.com, Inc.
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

                                   DIDAX INC.
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Common Stock, $ .01 Par Value:  7,011,843 shares outstanding as of June 30, 1999

Transitional Small Business Disclosure Format (check one):

Yes                     No        X
      --------------        --------------

                                      INDEX

Part I.    FINANCIAL INFORMATION                                                         PAGE

Item 1.    Consolidated Financial Statements
            Balance Sheet--June 30, 1999                                                  3

            Statements of Operations--Three Months Ended and Six Months Ended
            June 30, 1998 and 1999                                                        4

            Statements of Cash Flows--Six Months Ended June 30, 1999                      5

            Notes to Financial Statements--June 30, 1999                                  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                 10

Part II.   OTHER INFORMATION

Items 1-6  Including Exhibits and Reports on Form 8-K                                    17

Signatures                                                                               19

CROSSWALK.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AT JUNE 30, 1999 (UNAUDITED)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $       6,850,547
   Short-term investments                                                                4,812,866
   Accounts receivable including unbilled of $776,735                                    1,689,700
      at June 30, 1999
   Prepaid expenses                                                                          3,172
   Inventory                                                                                13,841
   Deferred costs                                                                          184,188
   Notes receivable from officers                                                           93,000
                                                                                -------------------
        Total current assets                                                            13,647,314

LONG TERM INVESTMENTS                                                                    5,270,927

PROPERTY AND EQUIPMENT, net                                                              1,295,690

OTHER ASSETS:
   Deposits                                                                                 60,209
   Deferred costs                                                                           18,216
   Intangible assets, net                                                                  141,500
                                                                                -------------------
        Total other assets                                                                 219,925
                                                                                -------------------

                                                                                 $      20,433,856
                                                                                ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $         470,480
   Accrued liabilities                                                                     559,279
   Deferred revenue                                                                         53,754
                                                                                -------------------
        Total current liabilities                                                        1,083,513

OTHER LIABILITIES:
   Accounts payable                                                                         59,822
                                                                                -------------------
        Total liabilities                                                                1,143,335


COMMITMENTS AND CONTINGENCIES                                                                    -


STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares                      -
      issued and outstanding at June 30, 1999
   Common stock, $.01 par value, 20,000,000 shares
      authorized, 7,011,843 shares issued and outstanding at June 30, 1999                  70,118
   Common stock warrants                                                                   127,659
   Additional paid-in capital                                                           33,054,881
   Accumulated deficit                                                                 (13,908,387)
   Accumulated other comprehensive income/(loss):
     Net unrealized loss on available-for-sale securities                                  (53,750)
                                                                                -------------------
        Total stockholders' equity                                                      19,290,521
                                                                                -------------------

                                                                                 $      20,433,856
                                                                                ===================


The accompanying notes are an integral part of these consolidated financial
statements.                                                               Page 3

CROSSWALK.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                      For the Three Months                   For the Six Months
                                                          Ended June 30,                       Ended June 30,
                                                     1998              1999               1998              1999
                                        ---------------------------------------------------------------------------
OPERATING REVENUES:
   Sponsorship/Advertising sales        $           99,710    $     1,501,214   $        115,440   $     2,474,683
   Retail sales                                     33,790             77,558             59,910           125,745
   Consulting services                              32,809             60,397             80,762           113,797
                                        --------------------------------------------------------- -----------------
        Total operating revenues                   166,309          1,639,169            256,112         2,714,225

OPERATING EXPENSES:

   Cost of goods and services                       58,862            848,593             98,263         1,502,082
   Crosswalk operations                            321,952            892,908            558,473         1,661,693
   Sales and marketing                             228,121            832,123            477,750         1,492,027
   General and administrative                      367,195            529,198            739,547           919,767
                                        -------------------  -----------------  ----------------- -----------------
        Total operating expenses                   976,130          3,102,822          1,874,033         5,575,569
                                        -------------------  -----------------  ----------------- -----------------

LOSS FROM OPERATIONS                              (809,821)        (1,463,653)        (1,617,921)       (2,861,344)

OTHER INCOME (EXPENSE):

   Interest income                                  62,223            212,270            120,355           351,717
   Loss on sale of assets                                -                  -                  -           (2,554)
   Interest expense                                      -                  -            (1,752)                 -
                                        -------------------  -----------------  ----------------- -----------------
        Total other income (expense)                62,223            212,270            118,603           349,163
                                        -------------------  -----------------  ----------------- -----------------

NET LOSS                                  $       (747,598)   $    (1,251,383)   $    (1,499,318)  $    (2,512,181)
                                        ===================  =================  ================= =================

Net loss per common share (basic)         $          (0.20)   $         (0.18)   $         (0.44)  $         (0.41)
                                        ===================  =================  ================= =================

Weighted average number of common
   shares outstanding                            3,651,630          6,893,720          3,413,241         6,198,279
                                        ===================  =================  ================= =================

Net loss per common share (diluted)       $          (0.20)   $         (0.18)   $         (0.44)  $         (0.41)
                                        ===================  =================  ================= =================

Weighted average number of common
   shares outstanding                            3,651,630          6,893,720          3,413,241         6,198,279
                                        ===================  =================  ================= =================



The accompanying notes are an integral part of these consolidated financial
statements.                                                               Page 4

CROSSWALK.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                           FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,
                                                              ----------------------------------------
                                                                      1998                 1999
                                                              -------------------  -------------------
CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss                                                       $     (1,499,318)    $     (2,512,181)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                         55,317              133,502
   Disposal of fixed assets                                                   -                2,554
   Changes in assets and liabilities affecting operations:
      Accounts receivable                                               (51,850)          (1,337,292)
      Prepaid expenses                                                    8,123                 (952)
      Inventory                                                               -               (6,022)
      Deferred costs                                                          -             (157,474)
      Deposits                                                                -               (4,146)
      Accounts payable                                                   99,245              373,384
      Accrued liabilities                                                15,874               17,838
      Deferred revenue                                                   (7,328)              29,024
                                                              -------------------  -------------------
         Net cash used in operating activities                       (1,379,937)          (3,461,765)
                                                              -------------------  -------------------

CASH FLOWS FOR INVESTING ACTIVITIES:
   Purchases of property and equipment                                 (129,328)          (1,107,331)
   Purchase of intangible asset                                                              (97,500)
   Sales and maturities of investments                                        -            2,100,000
   Purchase of investments                                                    -           (9,494,266)
                                                              -------------------  -------------------
      Net cash used in investing activities                            (129,328)          (8,599,097)
                                                              -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and warrants                    -           17,676,958
   Repayment of notes payable                                           (82,230)                   -
   Deferred costs                                                        (7,205)                   -
                                                              -------------------  -------------------
      Net cash (used in) provided by financing activities               (89,435)          17,676,958
                                                              -------------------  -------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              (1,598,700)           5,616,096

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                5,443,781            1,234,451
                                                              -------------------  -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $      3,845,081     $      6,850,547
                                                              ==================   ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION:


   Interest paid                                               $          3,508     $              -
                                                              ==================   ===================


The accompanying notes are an integral part of these consolidated financial
statements.                                                               Page 5

                       CROSSWALK.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999


A.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and the six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in DIDAX INC's ("DIDAX") 1998 Form 10-KSB.

B.   THE COMPANY

On May 13, 1999, DIDAX effected a legal name change to Crosswalk.com, Inc. Accordingly, all references to Crosswalk.com, Inc. ("Crosswalk") herein are discussing the company formerly known as DIDAX.

On February 23, 1998, Crosswalk purchased all of the outstanding shares of gofishnet.com, inc. for 130,292 shares of Crosswalk's common stock. gofishnet.com, inc. ("gofishnet"), an Internet retailer of Christian music and videos, operates as a wholly owned subsidiary of Crosswalk. Crosswalk accounted for the merger as a pooling of interests based on the guidelines described in Accounting Principles Board ("APB") No. 16, "Business Combinations". Accordingly, the financial statements presented for the three months and the six months ended June 30, 1998 and 1999, respectively are presented on a consolidated basis.

Crosswalk's and gofishnet's (collectively "the Company") business includes the development and aggregation of Internet content and services; advertising, sponsorship and royalty sales; and the resale of products specifically designed to meet the needs of Christian users of the Internet and the World Wide Web. The Company intends to increase expenditures in connection with marketing and product development activities. The Company anticipates that losses will continue until such time as the Company is able to build market awareness and acceptance of its product, the website www.crosswalk.com(TM) ("crosswalk.com"), through marketing and sales initiatives planned by the Company.

Prior to January 1, 1999, the Company was considered a development stage entity according to Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." SFAS No. 7 states that a development stage enterprise is one in which either the "planned principal operations have not commenced" or "planned principal operations have commenced, but there has been no significant revenues therefrom." The Company was previously categorized as a development stage entity based on the second criterion. In the first quarter of 1999, management determined that the Company no longer met the criteria of SFAS No. 7 and therefore should no longer be considered a development stage enterprise. Accordingly, the Company's consolidated financial statements no longer include the cumulative-to-date information that is required to be disclosed by development stage companies.

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

Securities available-for-sale in the accompanying balance sheet at June 30, 1999 include $12,284,433, of which $2,200,640 are included in Cash and Cash Equivalents since they have original maturities of three months or less, $4,812,866 with contractual maturities of one year or less, and $5,270,927 with contractual maturities of one through five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity. The Company incurred realized losses of $4,253 and $4,253 in the three months and the six months ended June 30, 1999, respectively. The Company's has recorded unrealized losses of $53,750 as of June 30, 1999.

                       CROSSWALK.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999


C.   CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS (CONTINUED)

The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of June 30, 1998 and 1999, are as follows:


                                                                           Gross Unrealized      Gross Unrealized
                                       Market Value       Cost Basis             Gains                Losses
                                       ------------       ----------             -----                ------

U.S. Govt. Debt Securities             $  5,574,237      $  5,583,670           $   ---             $  (9,433)
Corporate Debt Securities                 6,710,196         6,754,513               ---               (44,317)
                                       ------------      ------------           -------             ----------
Total at June 30, 1999                 $ 12,284,433      $ 12,338,183           $   ---             $ (53,750)
                                       ============      ============           =======             ==========

The above table discloses the values of the Company's total investment portfolio at June 30, 1999, which is comprised of $2,200,640 in Cash and Cash Equivalents, $4,812,866 in Short-term Investments, and $5,270,927 in Long-Term Investments, for a total fair value of $12,284,433.

D.   INTANGIBLE ASSETS

TRINITYZONE

In May 1999, the Company purchased the proprietary databases and methodology underlying the online Christian bookstore known as TrinityZone.com, the TrinityZone.com trade name, and the website by the same title
(www.trinityzone.com), for 10,000 five year options to purchase shares of the Company's common stock at the then market price of $15.34 per share. In addition, the Company has executed an employment agreement with a principal of TrinityZone.com.

GRACEWEB AND LISTFARM

In June 1999, the Company purchased the proprietary databases and methodology underlying the online marketing services known as GraceWeb and ListFarm, the GraceWeb and ListFarm trade names, and the websites (referred to collectively as "GraceWeb") by the same titles (www.graceweb.org and www.listfarm.com) for 10,000 restricted and unregistered shares of the Company's common stock.

Based on the guidance provided in SFAS No. 123 "Accounting of Stock Based Compensation," the Company determined the value of GraceWeb at $97,500, using the Company's closing stock price on June 30, 1999 of $9.75, the transaction's closing date. GraceWeb will be amortized over five years.

E.   COMPREHENSIVE INCOME

According to the provisions of SFAS No. 130, "Reporting Comprehensive Income," the Company presents the elements of comprehensive income, which included net income and unrealized losses on available-for-sale securities. For the three months and the six months ended June 30, 1999, the Company recorded comprehensive losses of $1,267,819 and $2,565,931, respectively.

F.   BARTER TRANSACTIONS

Barter transactions, amounting to fifty-two percent and fifty-one percent of revenues for the three months and the six months ended June 30, 1999, respectively, are recorded at the lower of the estimated fair value of the goods or services received or the estimated fair value of the services given. Barter transactions consist of providing hosting services in return for product price discounts, web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the period in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

                       CROSSWALK.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999



G.   NOTES PAYABLE

In the first quarter of 1997, gofishnet borrowed $37,230 at an interest rate of 7% from a former principal. gofishnet borrowed an additional $45,000 at an interest rate of 10% from the same source during the third and fourth quarters of 1997. gofishnet recognized $0 and $1,756 interest expense for the three months and the six months ended June 30, 1998, respectively, in connection with these notes. Both notes were due and repaid in full on April 1, 1998.

H.   RELATED PARTY TRANSACTIONS

At June 30, 1999, the Company had notes receivable due from officers of the Company totaling $93,000. The Company is collecting interest on these notes through payroll deductions at the minimum federal statutory rate at the time of issuance of 5.7%. The notes are due to be repaid on October 31, 1999.

In the first quarter of 1997, gofishnet borrowed $37,230 at an interest rate of 7% from a former majority shareholder. gofishnet borrowed an additional $45,000 at an interest rate of 10% from the same individual during the third and fourth quarters of 1997. Both notes were due and repaid in full on April 1, 1998. See Note G.

To enhance process and achieve product efficiencies, the Company hired Corporate Resource Development, Inc. ("CRD") in February 1998, for consulting services for the period March 1, 1998 through May 31, 1998. A member of Crosswalk's board of directors is CRD's Chairman and CEO. The Company paid out a total of $62,500, plus out of pocket expenses and granted options to purchase a total of 17,145 shares of the Company's Common Stock at $2.185 per share, which was the market price at the time of the grant.

Throughout 1998, gofishnet rented office space and equipment from a company whose principals are also former principals of gofishnet and current shareholders of Crosswalk. The Company believes that the cost incurred for the use of this office space and equipment was at fair market value.

I.   NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                For the Three Months               For the Six Months
                                                   Ended June 30,                    Ended June 30,
                                                   ---------------                   --------------
                                                1998            1999              1998            1999
                                                ----            ----              ----            ----
Net loss (numerator)                        $ (747,598)     $(1,251,383)      $(1,499,318)    $(2,512,181)
Weighted average shares (denominator)        3,651,630        6,893,720         3,413,241       6,198,279

Basic net loss per share                    $    (0.20)     $     (0.18)      $     (0.44)    $     (0.41)
                                            -----------     ------------      ------------    ------------

Dilutive shares (denominator)                3,651,630        6,893,720         3,413,241       6,198,279
Diluted net loss per share                  $    (0.20)     $     (0.18)      $     (0.44)    $     (0.41)
                                            ===========     ============      ============    ============

As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128 "Earnings Per Share." Thus, 55,414 stock options and purchase warrants granted at below market prices outstanding in the three months and the six months ended June 30, 1998, and 1999, are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

                       CROSSWALK.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999




J.   SUBSEQUENT EVENTS

RELOCATION

On July 21, 1999, the Company signed a letter of intent to move the Company to a new 10,585 square feet location due to the Company's expansion. Under the new lease, the Company will provide a $100,000 letter of credit to the lessor and will prepay the first month's rent. The Company's new monthly rent amount will be approximately $16,759. The Company is currently paying $8,663 per month.
The Company will continue to be located in Chantilly, Virginia.

ACQUISITION

On July 30, 1999, the Company signed a definitive agreement to purchase Wike Associates (dba "Media Management"), proprietors of the GOSHEN.net Web site for an aggregate purchase price of $6,800,000, payable in 494,845 restricted and non-registered shares of the Company's common stock and $2,000,000 cash at closing. The transaction will be accounted for as a purchase based on the provisions outlined in APB No. 16, "Business Combinations". The purchase consists of primarily intangible assets which will be amortized over five to ten years. The Company anticipates that the transaction will close on August 13, 1999. Pursuant to the terms of the agreement, Mr. Stephen Wike, President of Wike Associates will join the Company as Editor-in-Chief of Crosswalk.com and has also been appointed a member of the Company's Board of Director. The Company also anticipates that employee agreements will be executed with Mr. Stephen Wike and other key employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

Crosswalk.com, Inc. and gofishnet.com, inc. (collectively "the Company") is primarily known as the creator of crosswalk.com(TM) (WWW.CROSSWALK.COM). Crosswalk.com(TM) ("crosswalk.com") is an interactive Web site, which provides information and resources that the Company believes generally appeal to the Christian community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of sponsorships and advertising; the online retailing of Christian and family-friendly products manufactured or developed by others (primarily CDs, tapes, and other articles generally appealing to the Christian marketplace); royalties and referral fees from co-marketing relationships; and to a lesser extent, the continuing provision of technology services, including services related to Web site development and hosting, to Christian organizations (the "Consulting Services"). On Wednesday, May 5, 1999, the Company's shareholders of record, as of the close of business on March 19, 1999, approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from DIDAX INC. to Crosswalk.com, Inc.

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

Ninety-six percent (96%) of the Company's second quarter 1999 revenue was generated from Sponsorship/advertising and Retail sales, as compared to 80% in the second quarter of 1998. Sponsorship/advertising sales in the first six months of 1999 has grown from $115,440 in 1998 to $2,474,683 in 1999. In the same period Retail sales have grown 110% to $125,745 in 1999 from $59,910 in 1998. In the first six months of 1999, Consulting services have grown 41% to $113,797 from $80,762 in 1998. However, in this six month period, Consulting services as a portion of total revenue has decreased from 32% in 1998 to 4% in 1999. Additionally, the Company's progress in developing crosswalk.com is evidenced by the growth in membership and page views. Membership in crosswalk.com is free and simply requires filling out an online registration form with one's name, e-mail address, and in some areas of the Web site, limited demographic data. Page views are a measure of total pages viewed by visitors to crosswalk.com in a month. At June 30, 1999, the Company had 300,043 members as compared to 100,586 members at June 30, 1998, an annual growth rate of 198%. Average monthly page views tallied in the second quarter of 1999 reached 6,530,000, up from 923,900 for the comparable quarter a year earlier, for a growth of 607% from second quarter 1998 to second quarter 1999. To the extent membership in crosswalk.com continues to increase, and the Company continues to generate sponsorships and place advertisements on crosswalk.com, management believes that crosswalk.com's Sponsorship/advertising sales should increase. The opportunity for the Company to begin generating significant Sponsorship/advertising and Retail sales is predicated upon increasing membership and traffic in the form of page views on crosswalk.com.

During the second quarter of 1999, the Company's accomplishments included the introduction of new and enhanced services on crosswalk.com, new features throughout the Web site and on the topical segments within crosswalk.com herein described as "Channels", and asset ascquisitions to better equip the Company for continued growth. The services consisted of the launching of My.Crosswalk(TM) which allows members to create a personalized homepage, an enhancement to the CrossingGuard(TM) filtering product to enable InternetExplorer 5 compatability, the launching of subscriptions for MovieGuide on crosswalk.com, and expansion of chat/forum services. In the second quarter, the Company launched a curriculum guide on the crosswalkHomeschool(TM) Channel. The HomeSchool(TM) Channel includes reviews of curriculums; the sale of curriculums; information explaining how to start homeschooling, including access to state and federal home school organizations; an online support group; and continuously fresh content such as the Backyard Scientist, a column describing science experiments that can be performed at home with household elements. The Company welcomed the Coalition of Christian Colleges & Universities to the crosswalkCareers(TM) Channel as a sponsor and began marketing job posting services for a fee. This adds to the career counseling services, resume posting opportunities, and personalized counseling services offered on crosswalkCareers(TM). The crosswalkHealth&Wellness(TM) Channel was launched in the second quarter. The Channel will serve as a Web retail presence for Lean Bodies' "Anywhere Bars," a low-fat protein/carbohydrate based energy snack, and the upcoming Lean Bodies "Anywhere Meals" infomercial campaign. Anywhere Meals are a unique new collection of "real food" meals that are shelf-stable and heat up in the box with no electricity required, making them attractive to consumers focused on healthy diets, convenience, and energy conservation, as well as on year 2000 preparations. CrosswalkMoney(TM) which provides members with information for Biblical financial stewardship and opportunities to invest their money consistent with Christian values added new sponsorships and services including: online trading from Ameritrade, privately managed investment opportunities provided by Genesis Social Fund Management, Inc. ("Genesis"), and financial advice from Christian Financial Concepts ("CFC"). The Investigator(TM) product which enables members to ascertain whether companies within their mutual fund portfolio are offering products or behaving in a manner consistent with several values-based criteria, while providing alternative mutual funds with like returns, became available via subscription in the second quarter. The Company was also pleased to receive recognition for crosswalkMoney(TM) from "Online Investor", a monthly investment magazine published by StockTrends, Inc., as being one of the top financial Web sites. CrosswalkMusic(TM), the number one Christian music site on the Web as rated by the Mining Company, an independent content Web site, added nine new advertisers to the site in the second quarter. The Company was also pleased to announce a site wide sponsorship with FamilyLife, a division of Campus Crusade for Christ that has hosted more than 875,000 people at conferences designed to improve marriage relationships and parenting skills. In addition FamilyLife has a daily radio program "Family Life Today" which is broadcast in more than 450 markets nationwide. In the second quarter, the Company also purchased the TrinityZone.com and hired its principal to run ecommerce operations on crosswalk.com. The Web site provides visitors with a broad selection of Christian books, music, software, videos and home education material, plus personalization features which allow members to track favorite authors and topics and receive targeted discounts. At the end of the second quarter, the Company also purchased the GraceWeb.org and ListFarm.com Web sites and hired the principal to assist the Company in concentrating on membership growth. The Web site brings to Crosswalk.com, a system of over 200 family friendly email lists with over 300,000 subscriptions, which the Company believes will provide enhanced awareness and traffic to crosswalk.com.

The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of June 30, 1999, the Company had an accumulated deficit of $13,908,387.

As a result of the Company's extremely limited operating history, the Company has no meaningful historical financial data upon which to base future operating expenses. Accordingly, the Company's expense levels are based in part on possible future revenues, of which there can be no assurance. A shortfall in revenues may have an immediate adverse impact on the Company's business, results of operations and financial condition. The Company has just recently begun to generate revenue from the commercial sale of sponsorships and advertising space on crosswalk.com and very limited sales of products via crosswalk.com. The Company plans to significantly increase its sales and marketing efforts and fund greater levels of crosswalk.com operations. The Company expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

NET LOSS

For the six months ended June 30, 1999, the Company incurred a net loss of $2,512,181 as compared to a net loss of $1,499,318 for the same period ended June 30, 1998. This increased loss of $1,012,863 (68%) was due primarily to an increase in expenditures, the details of which follow, offset to an extent by an increase in gross margin and other income. The increased loss consisted of a $3,701,536 (198%) increase in Operating Expenses for the six months ended June 30, 1999 ($5,575,569) as compared to the six months ended June 30, 1998 ($1,874,033), offset to an extent by a $1,054,294 (668%) increase in gross margin and a $230,560 (194%) increase in Other Income. Other Income increased primarily as a result of a $231,362 (192%) increase in interest income resulting from the investment of funds generated from the redemption of Purchase Warrants and exercise of Underwriter Warrants issued in the Company's initial public offering.

REVENUES

The Company earned $2,458,113 or 960% more revenue in the six months ended June 30, 1999 than in the same period in 1998. The $2,714,225 of revenue earned in the first six months of 1999 consisted of $2,474,683 from Sponsorship/advertising sales, $125,745 from Retail sales, and $113,797 from Consulting services while the $256,112 of revenue earned in the first six months of 1998 consisted of $115,440 from Sponsorship/advertising sales, $59,910 from Retail sales, and $80,762 from Consulting services. The year on year change in revenue mix is a 2,044% ($2,359,243) increase in Sponsorship/advertising sales, a 110% ($65,835) increase in Retail sales, and a 41% ($33,035) increase in Consulting services. Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet Web sites, amounted to fifty-one percent of the revenue earned in the six months ended June 30, 1999 versus less than 5% of revenues for the same period in 1998. Sponsorship/advertising sales increased due to the Company's growing traffic and membership on the crosswalk.com Web site which is generally believed by the Company, to be of interest to the Christian market niche. According to the Company's business model, the Company plans to increase the number of channels to cover all of life from the Christian perspective. In the six month period ended June 30, 1999, crosswalkMoney(TM) earned $1,326,926 of revenue, crosswalkCareers(TM) earned $208,171 of revenue, and crosswalkMusic(TM) earned $140,798 of revenue. Retail sales increased in the six months ended June 30 1999 as compared to the six months ended June 30 1998, due to increased marketing efforts, product offerings, and revenue sharing arrangements associated with many of the sponsorships. Consulting services increased in the six months ended June 30, 1999, due to an increase in Web site enhancements for several organizations whose Web sites the Company maintains. The Company anticipates a decline in Consulting services in future quarters due to the transition to being a community builder from being a web development services provider in 1998.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to the development and integration of client services and content on crosswalk.com; retailing Christian interest products on crosswalk.com; and development, maintenance, and support of customer Web sites; was $1,502,082 and $98,263 for the six months ended June 30, 1999 and 1998, respectively. The Company's gross margin for the six months ended June 30, 1999 decreased to 45% from 62% for the same period in 1998. This decrease is due primarily to the increase in barter transactions, which accounted for fifty-one percent of revenues in the six months ended June 30, 1999.

CROSSWALK.COM OPERATIONS

In the first quarter of 1999, the Company combined Product Development and Crosswalk Operations under the management of one individual. As a result, the two departments are being reported externally under Crosswalk Operations. Crosswalk.com operational expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for the Company's intractive Web site (crosswalk.com), increased to $1,661,693 for the six months ended June 30, 1999, as compared to $558,473 for the same period in 1998. The cost of Crosswalk.com operations increased by 198% ($1,103,220) due to the Company's shift from being a consulting services company to being a consumer focused community portal and increased headcount related to the growth in crosswalk.com. The largest portion of the increase ($705,126 or 64%) is due to increases in staffing and associated costs of fringe benefits. The Company has greatly expanded its development staff in order to provide continuous improvements of crosswalk.com's products and services. The next largest increase in costs ($128,635 or 12%) was due to the increase in content expenses as the Company now purchases a larger amount of content from a wider variety of sources and on many more topics due to the increased number of channels and the depth of those channels on crosswalk.com. Also ($80,739 or 7%) of this increase was in depreciation and amortization related expenses primarily resulting from capital acquisitions underlying the Company's migration to an Oracle/Sun server architecture, and the increase in headcount.

SALES AND MARKETING

In the first half of 1999, sales and marketing expenses were $1,492,027 as compared to $477,750 for the first half of 1998. Sales and marketing expenses increased 212% ($1,014,277) almost entirely due to the Company's continued investment in its cross-media marketing campaign to promote crosswalk.com which did not commence until the fourth quarter of 1998. The marketing campaign consisted of advertising and promotion in 150 Christian radio markets, rotating ads on the Dr. Laura and Rush Limbaugh radio shows and mention in Christian periodicals. The Company believes that it will continue to incur increasingly more substantial marketing expenses as it seeks to increase market awareness of crosswalk.com.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs by 24% or $180,220 in the six months ended June 30, 1999 versus the same period in 1998 largely due to increased investor relations expenditure of $140,993, increased facility related expenses of $64,113, and salaries of $43,925 offset by a reduction in consulting expenses of $58,525.

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased 192% to $351,717 from $120,355 for the six months ended June 30, 1999 and 1998, respectively. This $231,362 increase is due primarily to the investment of the proceeds from the redemption of warrants issued as part of the Company's initial public offering. Interest expense was $0 and $1,752 for the six months ended June 30, 1999 and 1998, respectively.

THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

NET LOSS

For the quarter ended June 30, 1999, the Company incurred a net loss of $1,251,383 as compared to a net loss of $747,598 for the same quarter in 1998. This increased loss of $503,785 (67%) was due primarily to an increase in Operating Expenses, offset in part by increases in revenues and other income. The increased loss consisted of a $2,126,692 (218%) increase in Operating Expenses for the three months ended June 30, 1999 as compared to the three months ended June 30, 1999, offset to an extent by $683,129 (636%) increase in gross margin and an $150,047 (241%) increase in Other Income, as a result of an increase in interest income.

REVENUES

The Company generated $1,472,860 or 886% more revenue in the three months ended June 30, 1999 than in the same period in 1998. The $1,639,169 of revenue earned in the second quarter of 1999 consisted of $1,501,214 from Sponsorship/advertising sales, $77,558 from Retail sales, and $60,397 from Consulting services, while the $166,309 of revenue earned in the second quarter of 1998 consisted of $99,710 from Sponsorship/advertising sales, $33,790 from Retail sales, and $32,809 from Consulting services. The quarter on quarter change in revenue mix is a 1,406% ($1,401,504) increase in Sponsorship/advertising sales, a 130% ($43,768) increase in Retail sales, and an 84% ($27,588) increase in Consulting services. Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet Web sites, amounted to fifty-two percent of the revenue earned in the second quarter of 1999. Sponsorship/advertising sales increased due to the Company's growing traffic and membership on the crosswalk.com Web site which is generally believed by the Company, to be of interest to the Christian market niche. According to the Company's business model, the Company plans to increase the number of channels to cover all of life from the Christian perspective. In the quarter ended June 30, 1999, crosswalkMoney(TM) earned $797,621 of revenue, crosswalkCareers(TM) earned $155,271 of revenue, and crosswalkMusic(TM) earned $84,945 of revenue. Retail sales increased in the second quarter of 1999 due to increased marketing efforts, product offerings, and revenue sharing arrangements associated with many of the sponsorships. Consulting services increased in the three months ended June 30, 1999, due to an increase in Web site enhancements for several organizations whose Web sites the Company maintains. The Company anticipates a decline in Consulting services in future quarters due to the transition to being a community builder from being a web development services provider in 1998. With continued growth in site traffic, service enhancements, and marketing resources dedicated to retail, sponsorship, and advertising revenue opportunities, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to the development and integration of client services and content on crosswalk.com; retailing Christian interest products on crosswalk.com; and development, maintenance, and support of customer Web sites; was $848,593 and $58,862 for the quarters ended June 30, 1999 and 1998, respectively. The Company's gross margin for the quarter ended June 30, 1999 decreased to 48% from 65% for the same period in 1998. This decrease is due primarily to the increase in barter transactions, which accounted for fifty-two percent of revenues in the three months ended June 30, 1999.

CROSSWALK.COM OPERATIONS

In the first quarter of 1999, the Company combined Product Development and Crosswalk Operations under the management of one individual. As a result, the two departments are being reported externally under Crosswalk Operations. Crosswalk.com operational expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for the Company's intractive Web site (crosswalk.com), increased to $892,908 for the three months ended June 30, 1999, as compared to $321,952 for the same period in 1998. The cost of Crosswalk.com operations increased by 177% ($570,956) due to the Company's shift from being a consulting services Company to being a consumer focused community portal. The largest portion of the increase ($407,939 or 71%) is due to increases in staffing and associated costs of fringe benefits. The Company has greatly expanded its development staff in order to provide continuous improvements of crosswalk.com's products and services. The next largest increase in costs ($62,457 or 11%) was in depreciation expense primarily resulting from capital acquisitions underlying the Company's migration to an Oracle/Sun server architecture. In addition, ($58,280 or 10%) of the increase consisted of content expenses as the Company now purchases a larger amount of content from a wider variety of sources and on many more topics due to the increased number of channels and the depth of those channels on crosswalk.com. In addition, there were increases in software and maintenance, training, travel, and communications expense.

SALES AND MARKETING

In the second quarter of 1999, sales and marketing expenses were $832,132 as compared to $228,121 for the second quarter of 1998. Sales and marketing expenses increased 265% ($604,002) largely due to the Company's continued investment in its cross-media marketing campaign to promote crosswalk.com. The marketing campaign consisted of advertising and promotion in 150 Christian radio markets, rotating ads on the Dr. Laura and Rush Limbaugh radio shows and mention in Christian periodicals. The Company believes that it will continue to incur increasingly more substantial marketing expenses as it seeks to increase market awareness of crosswalk.com.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs in the second quarter or 1999, to $529,198 from $367,195 in the second quarter of 1998. This 44% increase ($162,003) is due largely to increases in office operating costs due to increases in investor relations expenses, satellite locations, and bandwidth required to support traffic growth on crosswalk.com.

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased 241% to $212,270 from $62,223 for the quarters ended June 30, 1999 and 1998, respectively. This $150,047 increase is due primarily to the investment of the proceeds from the redemption of warrants issued as part of the Company's initial public offering. The Company is debt free and thus incurred no interest expense.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999 and 1998, net cash used in operating activities was $3,461,765 and $1,379,937, respectively. Net cash used in investment activities was $8,599,097 and $129,328 for the six months ended June 30, 1999 and 1998, respectively. In the six months ended June 30, 1999, cash provided by financing activities consists of the receipt of $17,676,958 from the exercise of 2,561,400 Common Stock Purchase Warrants, 317,500 Underwriter Warrants and 112,139 Common Stock Options. The Common Stock Purchase Warrants were exercised after the Company exercised its right to call them based on the term's of the Purchase Warrant Agreement. The redemption date was February 12, 1999. In the six months ended June 30, 1999, the Company invested these proceeds in U.S. government bonds and treasury notes and Standard and Poors A-1 or AA rated corporate bonds. Net cash used by financing activities was $89,435 for the six months ended June 30, 1998. This usage consisted of the Company's repayment of $82,230 of long term debt plus accrued interest of $7,205.

The Company currently anticipates that its $12,563,801 working capital balance at June 30, 1999, consisting primarily of the proceeds from the exercise of Warrants, as previously described, and the remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. However, the Company anticipates that it may seek to raise additional funds in order to expand its marketing campaign and crosswalk.com Channel deployment, and to pursue potential leveraged joint marketing opportunities or acquisitions, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that additional financing will be available to the Company or that such financing will be available on acceptable terms.

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

YEAR 2000 COMPLIANCE STATUS

Many existing computer programs use only two digits to identify a year in the date field. These programs, which were developed without considering the impact of the upcoming change in the century, could fail or create erroneous results by or at the year 2000. The Company has reviewed its internal programs, and has determined to the best of its knowledge, that there are no material year 2000 issues within the Company's current systems or services. The Company continues to solicit replies from its customers, vendors and financial service providers to determine any risk of year 2000 issues with all such organizations which the Company deems to be critical having favorably responded. As of the date herein, no material year 2000 issues have been identified, however, the Company cannot be certain that its customers, vendors or financial services providers will not have year 2000 issues. Should the issues as noted above, or any other year 2000 related issues that are currently unknown to the Company occur, they could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGE IN SECURITIES

In June, 1999, in connection with the Company's acquisition of the proprietary databases and methodology underlying the online marketing services known as GraceWeb and ListFarm, the GraceWeb and ListFarm trade names, and the Web sites GraceWeb and ListFarm, the Company issued an aggregate of 10,000 restricted and unregistered shares of the Company's common stock in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On Wednesday, May 5, 1999, the Company held its Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.

(b) The Company's shareholders of record, as of the close of business on March 19, 1999, approved the election of the following individuals to the Company's Board of Directors, all of whom served as directors of the Company on the date of the meeting and made up the entire Board of Directors. Each director will hold office until the annual meeting of stockholders in the year 2000 or until his successor is duly elected and qualified:

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

   The second matter voted upon was an amendment to the Company's Certificate of Incorporation to change the name of the Company to crosswalk.com. The result of the election was 5,729,463 shares voting for the proposal, 5,329 shares voted against, 7,151 shares voted to abstain, and there were 825,963 Broker non-votes. Thus by majority of the votes cast, the amendment to the Company's Certificate of Incorporation to change the name of the Company to crosswalk.com was approved.

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

   Lastly, the Stockholders ratified and approved the ratification of the selection of Hoffman, Morrison and Fitzgerald, P.C. as the Company's independent accountants. The result of the election was 5,618,085 shares voting for the proposal, 62,715 shares voted against, 61,143 shares voted to abstain, and there were 825,963 Broker non-votes. Thus by majority of the votes cast, the selection of independent auditor was ratified.

(d) There were no settlements to report.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
11          Computation of Earnings Per Share
27.1        Financial Data Schedules - For the Three Months Ended June 30, 1999
27.2        Financial Data Schedules - For the Six Months Ended June 30, 1999

(b) Reports on Form 8-K

None to report.

                                   SIGNATURES

     In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CROSSWALK.COM, INC.


August 12, 1999                 By: /s/ William M. Parker
                                    ---------------------
                                        William M. Parker
                                        Chief Executive Officer and President

August 12, 1999                 By: /s/ Gary A. Struzik
                                    -------------------
                                        Gary A. Struzik, Chief Financial Officer
                                        and Secretary, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION                                                        PAGE
------   -----------                                                        ----
11       Computation of Earnings Per Share                                  1-2
27       Financial Data Schedule - For Three Months Ended June 30, 1999     3-5
27       Financial Data Schedule - For Six Months Ended June 30, 1999       6-8