Form 10QSB
period 1999-09-30
CROSSWALK COM
filed 1999-11-12
CIK 1037599

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999.

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

                          4100 Lafayette Drive Suite110
                               Chantilly, VA 20151
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                 (703-968-4808)
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                   DIDAX, INC.
                              4206 Technology Court
                               Chantilly, VA 20151
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Common Stock, $ .01 Par Value: 7,541,286 shares outstanding as of September 30, 1999

Transitional Small Business Disclosure Format (check 0ne):

Yes              No      X
   --------------  -------------

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                          PAGE
Item 1.  Financial Statements
         Balance Sheets--September 30, 1999                                              3

         Statements of Operations--Three Months and Nine Months Ended
         September 30, 1998 and 1999
                                                                                         4

         Statements of Cash Flows--Nine Months Ended September 30, 1999
                                                                                         5

         Notes to Financial Statements--September 30, 1999                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                   10

Part II. OTHER INFORMATION

Item 6.  Including Exhibits and Reports on Form 8-K                                      17

         Signatures                                                                      19

CROSSWALK.COM AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AT SEPTEMBER 30, 1999 (UNAUDITED)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                 $4,629,137
   Short-term investments                                                                     3,553,951
   Accounts receivable including unbilled of $723,361, net of allowance for                   2,179,279
      doubtful accounts of $173,500 at September 30, 1999
   Deposits                                                                                       3,172
   Inventory                                                                                     12,390
   Deferred costs                                                                               156,449
   Notes receivable from officers                                                                93,000
   Other assets                                                                                  14,850
                                                                                     ------------------
        Total current assets                                                                 10,642,228

LONG TERM INVESTMENTS                                                                         4,445,831

PROPERTY AND EQUIPMENT, net                                                                   1,628,332

OTHER ASSETS:
   Deposits                                                                                      60,209
   Deferred costs                                                                                18,216
   Intangible assets, net                                                                     6,642,195
                                                                                     ------------------
        Total other assets                                                                    6,720,620
                                                                                     ------------------

                                                                                            $23,437,011
                                                                                     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                          $1,085,814
   Accrued liabilities                                                                          700,166
   Deferred revenue                                                                              73,954
                                                                                     ------------------
        Total current liabilities                                                             1,859,934

OTHER LIABILITIES:
   Accounts payable                                                                              66,469
                                                                                     ------------------
        Total liabilities                                                                     1,926,403

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 1999
   Common stock, $.01 par value, 20,000,000 shares
      authorized 7,541,286 shares issued and outstanding at September 30, 1999                   75,413
   Common stock warrants                                                                        127,659
   Additional paid-in capital                                                                37,979,486
   Accumulated deficit                                                                     (16,633,436)
   Accumulated other comprehensive income/(loss):
     Net unrealized loss on available-for-sale securities                                      (38,514)
                                                                                     ------------------
        Total stockholders' equity                                                           21,510,608
                                                                                     ------------------

                                                                                            $23,437,011
                                                                                     ==================


The accompanying notes are an integral part of these consolidated financial statements.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                  For the Nine Months                         For the Nine Months
                                                  Ended September 30,                          Ended September 30,
                                               1998                   1999                  1998                  1999
                                        ----------------------------------------------------------------------------------------
OPERATING REVENUES:

   Sponsorship/advertising sales        $            152,233    $        2,038,602     $         267,673     $       4,513,267
   Retail sales                                       40,435                96,882               100,330               222,645
   Internet services                                  53,375                31,363               134,161               145,160
                                        --------------------    ------------------     ------------------    -----------------
        Total operating revenues                     246,043             2,166,847               502,164             4,881,072

OPERATING EXPENSES:

   Cost of goods and services                        106,911             1,064,300               205,174             2,566,382
   Crosswalk operations                              421,981             1,377,257               980,280             3,199,966
   Sales and marketing                               163,771             1,661,416               641,521             3,001,502
   General and administrative                        307,854               761,091             1,047,358             1,671,783
                                         -------------------    ------------------     -----------------     -----------------
        Total operating expenses                   1,000,517             4,864,064             2,874,333            10,439,633
                                         -------------------    ------------------     -----------------     -----------------

LOSS FROM OPERATIONS                                (754,474)           (2,697,217)           (2,372,169)           (5,558,561)

OTHER INCOME (EXPENSE):
   Interest income                                    63,616               158,766               183,971               510,483
   Gain/(loss) on assets                                   -                     -                     -                (2,554)
   Miscellaneous income/expense                            1              (186,525)                   (6)             (186,525)
   Interest expense                                        -                   (73)               (1,947)                  (73)
                                          ------------------    ------------------     -----------------     -----------------
        Total other income (expense)                  63,617               (27,832)              182,018               321,331
                                          ------------------    ------------------     -----------------     -----------------

NET LOSS                                  $         (690,857)   $       (2,725,049)    $      (2,190,151)    $      (5,237,230)
                                          ==================    ==================     =================     =================

Net loss per common share (basic)                     ($0.19)               ($0.37)               ($0.63)               ($0.80)
                                          ==================    ==================     =================     =================

Weighted average number of common
   shares outstanding                              3,654,619             7,300,619             3,494,585             6,571,129
                                          ==================    ==================     =================     =================

Net loss per common share (diluted)                   ($0.19)               ($0.37)               ($0.63)               ($0.80)
                                          ==================    ==================     =================     =================

Weighted average number of common
   shares outstanding                              3,654,619             7,300,619             3,494,585             6,571,129
                                          ==================    ==================     =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                 FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                     --------------------------------------------
                                                                             1998                   1999
                                                                     --------------------    --------------------
CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss                                                                $     (2,190,150)        $    (5,237,230)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                  93,941                 433,737
   Disposal of fixed assets                                                            -                   2,522
   Common Stock issued in lieu of cash for professional services                       -                  40,000
   Common Stock issued in lieu of cash for salaries                                    -                  38,654
   Changes in assets and liabilities affecting operations:
      Accounts receivable                                                       (100,446)             (1,826,871)
      Prepaid expenses                                                                 -                    (952)
      Deposits                                                                    (8,384)                 (4,146)
      Inventory                                                                        -                  (4,571)
      Deferred costs                                                             (76,138)               (129,735)
      Other Assets                                                                     -                 (14,850)
      Accounts payable                                                            90,828                 995,365
      Accrued liabilities                                                         64,911                 158,725
      Deferred revenue                                                            (1,270)                 49,224
                                                                        ----------------         ---------------
         Net cash used in operating activities                                (2,126,708)             (5,500,128)
                                                                        ----------------         ---------------
CASH FLOWS FOR INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (238,126)             (1,589,457)
   Purchase of intangible asset                                                   (5,000)             (1,851,612)
   Sales and maturities of investments                                                 -               5,072,145
   Purchase of investments                                                             -             (10,367,164)
                                                                        ----------------         ---------------
      Net cash used in investing activities                                     (243,126)             (8,736,088)
                                                                        ----------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and warrants                       (22,414)             17,630,901
   Repayment of notes payable                                                    (82,230)                     -
                                                                        ----------------         ---------------
      Net cash (used in) provided by financing activities                       (104,644)             17,630,901
                                                                        ----------------         ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (2,474,478)              3,394,686

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,443,781               1,234,451
                                                                        ----------------         ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $      2,969,303        $      4,629,137
                                                                        ================        ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION:
   Interest paid                                                        $         3,508         $             73
                                                                        ================        ================


SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of "Investigator" software methodology for Common Stock totaling $50 and Additional Paid in Capital of $49,950 in August of 1998

Purchase of "GraceWeb" Web site for Common Stock totaling $100 and Additional Paid in Capital of $97,400 in August

Purchase of "Wike Associates" for Common Stock totaling $4,948 and Additional Paid in Capital of $4,795,049 in August


The accompanying notes are an integral part of these consolidated financial statements.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


A.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and the nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Crosswalk.com's ("Crosswalk") (formerly DIDAX) 1998 Form 10-KSB.

B.         THE COMPANY

On August 13, 1999, Crosswalk completed the purchase of Wike Associates, Inc. (dba "Media Management, Inc."), proprietors of the GOSHEN.net Web site for an aggregate purchase price of $6,782,394, excluding closing costs, payable in 494,845 restricted and non-registered shares of the Company's common stock and $1,982,397 cash. The transaction was treated as a purchase based on the provisions outlined in APB No.16, "Business Combinations". The purchase consisted primarily of intangible assets which will be amortized over five to ten years. Pursuant to the terms of the agreement, Mr. Stephen Wike, President of Wike Associates, Inc. joined the Company as Editor-in-Chief of Crosswalk.com and was appointed a member of the Company's Board of Directors. Other key employees have also executed employment agreements with the Company.

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

On February 23, 1998, Crosswalk purchased all of the outstanding shares of gofishnet.com, inc. for 130,292 shares of Crosswalk's common stock. gofishnet.com, inc. ("gofishnet"), an Internet retailer of Christian music and videos, operates as a wholly owned subsidiary of Crosswalk. Crosswalk accounted for the merger as a pooling of interests based on the guidelines described in Accounting Principles Board ("APB") No. 16, "Business Combinations". The financial statements presented for the three months and the nine months ended September 30, 1998 and 1999, respectively are presented on a consolidated basis.

Crosswalk's, gofishnet's, and Media Management's (collectively "the Company") business includes the development and aggregation of Internet content and services; advertising, sponsorship and royalty sales; and the resale of products specifically designed to meet the needs of Christian users of the Internet and the World Wide Web. The Company intends to increase expenditures in connection with marketing and product development activities. The Company anticipates that losses will continue until such time as the Company is able to build market awareness and acceptance of its product, the website www.crosswalk.com(TM) ("crosswalk.com"), through marketing and sales initiatives planned by the Company.

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

                     CROSSWALK.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              SEPTEMBER 30, 1999





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

Securities available-for-sale in the accompanying balance sheet at September 30, 1999 include $9,745,026 of which $1,845,244 are included in Cash and Cash Equivalents since they have original maturities of three months or less, $3,553,951 with contractual maturities of one year or less, and $4,345,831 with contractual maturities of one through five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity. The Company incurred a realized gain of $15,236 and $10,983 in the three months and the nine months ended September 30, 1999, respectively. The Company has recorded an unrealized loss of $ 38,514 as of September 30, 1999.

The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of September 30, 1999, are as follows:

                                                                                     Gross Unrealized         Gross Unrealized
                                      Market Value             Cost Basis                  Gains                  (Losses)
                                      ------------             ----------                  -----                  --------
U.S. Govt. Debt Securities           $    3,695,827          $    3,714,953             $       ---              $  (19,126)
Corporate Debt Securities                 6,049,199               6,068,587                     ---                 (19,388)
                                     --------------          --------------             -----------              ----------
Total at September 30, 1999          $    9,745,026          $    9,783,540             $       ---              $  (38,514)
                                     ==============          ==============             ===========              ==========

The above table discloses the values of the Company's total investment portfolio at September 30, 1999, which is comprised of $1,845,244 in Cash and Cash Equivalents, $3,553,951 in Short-term Investments, and $4,345,831 in Long-Term Investments, for a total fair value of $ 9,745,026.

D.         INTANGIBLE ASSETS

WIKE ASSOCIATES

On August 13, 1999, Crosswalk completed the purchase of Wike Associates, Inc. (dba "Media Management, Inc."), proprietors of the GOSHEN.net Web site for an aggregate purchase price of $6,782,394, excluding closing costs, payable in 494,845 restricted and non-registered shares of the Company's common stock and $1,982,397 cash. Closing costs directly related to this transaction amounted to $133,100 and Wike Associates net tangible assets on the closing were $265,222 leaving $6,650,272 in intangible assets. The transaction was treated as a purchase based on the provisions outlined in APB No.16, "Business Combinations", and the intangible assets will be amortized over five to ten years. Pursuant to the terms of the agreement, Mr. Stephen Wike, President of Wike Associates, Inc. joined the Company as Editor-in-Chief of Crosswalk.com and was appointed a member of the Company's Board of Directors. Other key employees have also executed employment agreements with the Company.

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

                     CROSSWALK.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              SEPTEMBER 30, 1999



D.         INTANGIBLE ASSETS (CONTINUED)

Based on the guidance provided in SFAS No. 123 "Accounting of Stock Based Compensation," the Company determined the value of GraceWeb at $97,500, using the Company's closing stock price on June 30, 1999 of $9.75, the transaction's closing date. GraceWeb will be amortized over five years.

E.         COMPREHENSIVE INCOME

According to the provisions of SFAS No. 130, "Reporting Comprehensive Income," the Company presents the elements of comprehensive income, which included net income and unrealized losses on available-for-sale securities. For the three months and the nine months ended September 30, 1999, the Company recorded comprehensive losses of $ 2,709,813 and $ 5,275,744, respectively.

F.         BARTER TRANSACTIONS

Barter transactions, amounting to forty-three percent and forty-seven percent of revenues for the three months and the nine months ended September 30, 1999, respectively, are recorded at the lower of the estimated fair value of the goods or services received or the estimated fair value of the services given. The Company enters into Barter transactions only when it believes that the services, products and sponsorship received enhances the Company's brand recognition and market share in a manner which the Company may not have been able to acquire through other marketing or purchasing channels without incurring expense greater than the value of the Barter received. Barter transactions consist of providing website advertising, internet services, and access to proprietary software in return for online and offline advertising, promotion and access to proprietary software content. The revenues and equivalent cost of sales from these barter transactions are recorded in the period in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

G.         RELATED PARTY TRANSACTIONS

At September 30, 1999, the Company had notes receivable due from officers of the Company totaling $93,000. The Company is collecting interest on these notes through payroll deductions at the minimum federal statutory rate at the time of issuance of 5.7%. Notes in the amount of $55,500 are due to be repaid on October 31, 1999. Notes in the amount of $37,500 are due to be repaid on April 28, 2000.

Throughout 1998, gofishnet rented office space and equipment from a company whose principals are also former principals of gofishnet and current shareholders of Crosswalk. The Company believes that the cost incurred for the use of this office space and equipment was at fair market value.

H.         NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                     For the Three Months                           For the Nine Months
                                                      Ended September 30,                           Ended September 30,
                                                      -------------------                           -------------------
                                                 1998                     1999                 1998                     1999
                                                 ----                     ----                 ----                     ----
Net loss (numerator)                          $ (690,857)            $ (2,725,049)        $ (2,190,151)            $ (5,237,230)
Weighted average shares (denominator)          3,654,619                7,300,619            3,494,585                6,571,129

Basic net loss per share                      $    (0.19)            $      (0.37)        $      (0.63)            $      (0.80)
                                              ----------             -------------        ------------             ------------
Dilutive shares (denominator)                  3,654,619                7,300,619            3,494,585                6,571,129
Diluted net loss per share                    $    (0.19)            $      (0.37)        $      (0.63)            $      (0.80)
                                              ==========             ============         ============             ============

As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128 "Earnings Per Share." Thus, 55,414 and 47,498 stock options and purchase warrants granted at below market prices outstanding in the three months and the nine months ended September 30, 1998, and 1999, respectively, are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

                     CROSSWALK.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              SEPTEMBER 30, 1999



I.         SUBSEQUENT EVENTS

RELOCATION

On November 1, 1999, the Company relocated it's corporate headquarters from 4206 F Technology Court, Chantilly, VA 20151 to 4100 Lafayette Center Drive, Suite 110, Chantilly, VA 20151, increasing the floor space from 6,100 square feet to 10,585 square feet with an additional 2,945 square feet opening later the same month for total floor space of 13,530 square feet. Under the new lease, the Company provided a $100,000 letter of credit to the lessor. The Company's new monthly rent for the combined spaces is $21,422 whereas previously it was $8,805 per month.

ACQUISITION

On October 1, 1999, the Company purchased the "Laugh-A-Lot Mailing List" for $8,272.25 cash. This asset will be amortized over five years. The list encompasses 23,635 email addresses which the Company will be integrating into crosswalk.com.

RELATED PARTY TRANSACTIONS

On November 10, 1999, the Company liquidated notes receivable due from officers of the Company totaling $55,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

Crosswalk.com, Inc., gofishnet.com, inc. and Media Management, Inc. (collectively "the Company") is primarily known as the creator of crosswalk.com(TM) (WWW.CROSSWALK.COM). Crosswalk.com(TM) ("crosswalk.com") is an interactive Web site, which provides information and resources that the Company believes generally appeal to the Christian community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of sponsorships and advertising; the online retailing of Christian and family-friendly products manufactured or developed by others (primarily CDs, tapes, and other articles generally appealing to the Christian marketplace); royalties and referral fees from co-marketing relationships; and to a lesser extent, the continuing provision of technology services, including services related to Web site development and hosting, to Christian organizations (the "Internet Services").

The Company's business model is based on making crosswalk.com a community portal with deep Channel content and a breadth of information for Christians, not just Christian information, drawing many from the broad Christian community offline to an online experience where faith and life meet every day. It is the Company's belief that this strategy, coupled with crossmedia marketing and promotional activities, will accelerate traffic resulting in revenue growth over time. The Company plans to continue enhancing crosswalk.com in order to become the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

In the third quarter of 1999, the Company completed the purchase of Wike Associates dba Media Management including the Website GOSHEN.net, launched a Family Channel sponsored by Family Life, a ministry of Campus Crusade for Christ, launched a Sports Channel managed by former NFL quarterback Frank Reich, released several new products, and continued to enhance its existing set of service and product offerings. The Company added 25 new sponsors and advertisers to crosswalk.com in the third quarter ended September 30, 1999, bringing to over 50, the number of organizations currently active on crosswalk.com.

The combination of these community building activities has been instrumental in realizing increased traffic pattern on the crosswalk.com. Wike Associates dba Media Management, was acquired on August 13, 1999. The acquisition was accounted for as a purchase and the Company has established Media Management which includes the Website GOSHEN.net, as a wholly owned subsidiary. The synergy of this acquisition has already been seen as traffic on GOSHEN.net increased almost forty percent during the third quarter. At GOSHEN.net which is now part of crosswalk.com, there is an extensive searchable directory that can be used to discover such Internet services as Web sites providing information about youth group resources, or denominational publications, Christian support groups, listings of various Christian radio shows, and even the personal pages of Christian individuals and families. The Company believes that this Directory containing approximately 20,000 listed, categorized and cross-referenced Web sites, is a great tool for individuals to find services and products on the Web that will be of interest to Christians. Through the acquisition crosswalk.com enhanced its capability to provide some of the best resources for Bible study available on the Internet and the prospects for increased ad sales and e-commerce opportunities have been multiplied. Media Management also has an advertising "card pack" business which is a proprietary distribution of ad materials to 250,000 churches, pastors and leading laymen to which six mailings are sent annually. The average card pack contains between 90-120 advertisements, for which each advertiser pays approximately $2,400.

Ninety-nine percent (99%) of the Company's third quarter 1999 revenue was generated from Sponsorship/advertising and Retail sales, as compared to 79% in the third quarter of 1998. Sponsorship/advertising sales in the first nine months of 1999 has grown from $267,673 in 1998 to $4,513,267 in 1999. In the same period Retail sales have grown 122% to $222,645 in 1999 from $100,330 in 1998. In the first nine months of 1999, Internet services have grown 8% to $145,160 from $134,161 in

1998. However, in this nine month period, Internet services as a portion of total revenue has decreased from 27% in 1998 to 3% in 1999. Additionally, the Company's progress in developing crosswalk.com is evidenced by the growth in membership and page views. Membership in crosswalk.com is free and simply requires filling out an online registration form with one's name, e-mail address, and in some areas of the Web site, limited demographic data. Page views are a measure of total pages viewed by visitors to crosswalk.com in a month. At September 30, 1999, the Company had 603,566 members as compared to 123,274 members at September 30, 1998, an annual growth rate of 390%. Average monthly page views tallied in the third quarter of 1999 reached 11,931,685, up from 1,273,460 for the comparable quarter a year earlier, for a growth of 837% from third quarter 1998 to third quarter 1999. To the extent membership in crosswalk.com and traffic in the form of page views on crosswalk.com continues to increase, and the Company continues to generate sponsorships and place advertisements on crosswalk.com, management believes that crosswalk.com's Sponsorship/advertising and Retail sales should increase.

During the third quarter of 1999, the Company welcomed Wright Investments, WinBenefits, First Internet Bank and Covenant Capital as sponsors of the crosswalkMoney(TM) Channel providing asset management, health benefit, online banking and business news services respectively. CrosswalkMoney(TM) provides members with information for Biblical financial stewardship, wealth creation and opportunities to invest their money consistent with Christian values. CrosswalkMoney(TM) also features the Investigator(TM) product which enables members to ascertain whether companies within their mutual fund portfolio are offering products or behaving in a manner consistent with several values-based criteria, while providing alternative mutual funds with like returns. The crosswalkFamily(TM) Channel was launched in the third quarter. The Channel will serve as a Web retail presence for products to enhance family life with ad and retail sale venues. The Channel is sponsored by FamilyLife, a division of Campus Crusade for Christ that has hosted more than 875,000 people at conferences designed to improve marriage relationships and parenting skills. In addition FamilyLife has a daily radio program "Family Life Today" which is broadcast in more than 450 markets nationwide. In the third quarter, the Company also launched the Sports Channel. The Channel features interviews, polls, and a "Beat the Pro" game that allows fans to match wits with former Washington Redskins' coach Joe Gibbs. CrosswalkSports(TM) offers news, scores, and information, with distinction in the ability to portray through content on the site, how faith has impacted the performance of teams and organizations. Sports Spectrum, a radio ministry with weekly programs heard on over 200 stations nationwide has become the first sponsor of CrosswalkSports(TM). At the end of the quarter, inspirational publisher Guideposts with circulation of over
4.5 million became a sponsor of CrosswalkHomeschool(TM) where their Guideposts for Kids Web site (www.gp4k.com) will be integrated. They will also be engaged in sponsorship of CrosswalkSpritualLife(TM) and providing inspirational content. Finally CrosswalkMusic(TM) has engaged in a strategic partnership that the Company believes will expand the site's visibility through more than 100 noncommercial Christian radio and FM translator-repeater stations, primarily in the West and Midwest. Educational Media Foundation (EMF), the parent company of the K-LOVE and Air-1 Radio Networks will air promotional mentions of crosswalk.com, publish print ads for the Crosswalk site in their newsletters, and provide other promotional consideration. EMF, will revenue share with the Company on all retail purchases on Crosswalk.com that link directly from the K-LOVE and Air-1 web sites. EMF will also broadcast K-LOVE and Air-1 Radio programming on CrosswalkMusic(TM), utilizing RealNetworks RealPlayer G2 and SureStream technology.

The Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of September 30, 1999, the Company had an accumulated deficit of $16,633,436.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

NET LOSS

For the nine months ended September 30, 1999, the Company incurred a net loss of $5,237,230 as compared to a net loss of $2,190,151 for the same period ended September 30, 1998. This increased loss of $3,047,079 (140%) was due primarily to an increase in expenditures, the details of which follow, offset to an extent by an increase in gross margin and other income. The increased loss consisted of a $7,565,300 (263%) increase in Operating Expenses for the nine months ended September 30, 1999 ($10,439,633) as compared to the nine months ended September 30, 1998 ($2,874,333), offset to an extent by a $2,017,700 (680%) increase in gross margin and a $139,313 (77%) increase in Other Income. Other Income increased primarily as a result of a $326,512 (177%) increase in interest income resulting from the investment of funds generated from the redemption of Purchase Warrants and exercise of Underwriter Warrants issued in the Company's initial public offering.

REVENUES

The Company earned $4,378,908 or 872% more revenue in the nine months ended September 30, 1999 than in the same period in 1998. The $4,881,072 of revenue earned in the first nine months of 1999 consisted of $4,513,267 from Sponsorship/advertising sales, $222,645 from Retail sales, and $145,160 from Internet services while the $502,164 of revenue earned in the first nine months of 1998 consisted of $267,673 from Sponsorship/advertising sales, $100,330 from Retail sales, and $134,161 from Internet services. The year on year change in revenue mix is a 1,587% ($4,245,594) increase in Sponsorship/advertising sales, a 122% ($122,315) increase in Retail sales, and a 9% ($10,999) increase in Internet services. Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet Web sites, amounted to forty-seven percent of the revenue earned in the nine months ended September, 1999 versus 22% of revenues for the same period in 1998. The Company enters into Barter transactions only when it believes that the services, products and sponsorship received enhances the Company's brand recognition and market share in a manner which the Company may not have been able to acquire through other marketing or purchasing channels without incurring expense greater than the value of the Barter received. Sponsorship/advertising sales increased due to the Company's growing traffic and membership on the crosswalk.com Web site which is generally believed by the Company, to be of interest to the Christian market niche. According to the Company's business model, the Company plans to increase the number of channels to cover all of life from the Christian perspective. In the nine month period ended September 30, 1999, crosswalkMoney(TM) earned $2,209,390 of revenue, crosswalkCareers(TM) earned $212,822 of revenue, and crosswalkMusic(TM) earned $357,671 of revenue. Retail sales increased in the nine months ended September 30 1999 as compared to the nine months ended September 30 1998, due to increased marketing efforts, product offerings, and revenue sharing arrangements associated with many of the sponsorships. Internet services increased in the nine months ended September 30, 1999, due to an increase in Website enhancements for several organizations whose Websites the Company maintains. The Company anticipates a decline in Internet services in future quarters due to the transition to being a community builder from being a web development services provider in 1998.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to the development and integration of client services and content on crosswalk.com; retailing Christian interest products on crosswalk.com; and development, maintenance, and support of customer Websites; was $2,566,382 and $205,174 for the nine months ended September 30, 1999 and 1998, respectively. The Company's gross margin for the nine months ended September 30, 1999 decreased to 48% from 59% for the same period in 1998. This decrease is due primarily to the increase in barter transactions, which accounted for forty-seven percent of revenues in the nine months ended September 30, 1999.

CROSSWALK.COM OPERATIONS

In the first quarter of 1999, the Company combined Product Development and Crosswalk Operations under the management of one individual. As a result, the two departments are being reported externally under Crosswalk Operations. Crosswalk.com operational expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for the Company's intractive Web site (crosswalk.com), increased to $3,199,966 for the nine months ended September 30, 1999, as compared to $980,280 for the same period in 1998. The cost of Crosswalk.com operations increased by 227% ($2,219,686) mostly due to the Company's shift from being a consulting services company to being a consumer focused community portal and increased headcount related to the growth in crosswalk.com. The largest portion of the increase ($1,254,038 or 56% of the increase) is due to increases in staffing and associated costs. Consulting expenses related to database and server migration and other developmental needs attributed to ($77,713 or 4%) of this increase. The Company has expanded its consulting and development staff in order to provide continuous improvements of crosswalk.com's products and services. The next largest increase in costs ($270,079 or 12%) was due to the increase in content expenses as the Company now purchases a larger amounts of content from a wider variety of sources and on many more topics due to the increased number of channels and the depth of those channels on crosswalk.com. Also ($211,264 or 10%) of this increase was in depreciation related expenses primarily resulting from capital acquisitions underlying the Company's migration to an Oracle/Sun server architecture, and the increase in headcount. Finally, with the increase in capacity and headcount and associated software needs, licensing and maintenance fees made up ($79,894 or 4%) of this overall increase.

SALES AND MARKETING

For the nine months ended September 30, 1999, sales and marketing expenses were $3,001,502 as compared to $641,521 for the same period of 1998. Sales and marketing expenses increased 367% ($2,359,981) almost entirely due to the Company's continued investment in its cross-media marketing campaign to promote crosswalk.com which did not commence until the fourth quarter of 1998. In order to generate continued growth and leadership position in this niche market, the Company believes that it must increase investment in multimedia branding and market awareness over the next year. In this regard, the Company is sponsoring over 300 Christian concerts, advertising via print ads in select Christian journals, and USA Today, running ads on Christian radio in over 150 markets and nationwide on select secular conservative talk radio, and running keyword search online banners on many of the larger portals. The Company also has a sponsorship deal with Christian Network Inc. for exposure on PaxTV, and in the fourth quarter, plans to run ad spots on national network television on programming the Company believes attracts the Christian family-friendly niche.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs by 59% or $624,425 in the nine months ended September 30, 1999 versus the same period in 1998 largely due to increased investor relations expenditure of ($234,463 or 38% of the increase), increased legal and accounting expenditures ($127,721 or 21%), increased facility related expenses of ($50,399 or 8%), and salaries of ($60,139 or 10%) offset to an extent by a reduction in consulting expenses of $102,271. Amortization of intangible assets totaled $154,386 for the nine months ending September 30, 1999 with no like activity in the same period in 1998.

INTEREST INCOME AND OTHER EXPENSE

Interest income increased 177% to $510,483 from $183,971 for the nine months ended September 30, 1999 and 1998, respectively. This $326,512 increase is due primarily to the investment of the proceeds from the redemption of warrants issued as part of the Company's initial public offering. Interest expense was $73 and $1,947 for the nine months ended September 30, 1999 and 1998, respectively. In addition, the Company posted a bad debt reserve in the amount of $186,525 in the third quarter 1999.

THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

NET LOSS

For the quarter ended September 30, 1999, the Company incurred a net loss of $2,725,049 as compared to a net loss of $690,857 for the same quarter in 1998. This increased loss of $2,034,192 (295%) was due primarily to an increase in Operating Expenses and Other Expenses offset in part by increases in revenues and interest income. The increased loss consisted of a $3,863,547 (387%) increase in Operating Expenses and $186,526 increase in Miscellaneous expense consisting of a bad debt reserve for the three months ended September 30, 1999 as compared to the three months ended September 30, 1999, offset to an extent by $963,415 (693%) increase in gross margin and a $95,150 (150%) increase in Interest income.

REVENUES

The Company generated $1,920,804 or 781% more revenue in the three months ended September 30, 1999 than in the same period in 1998. The $2,166.847 of revenue earned in the third quarter of 1999 consisted of $2,038,602 from Sponsorship/advertising sales, $96,882 from Retail sales, and $31,363 from Internet services, while the $246,043 of revenue earned in the third quarter of 1998 consisted of $152,233 from Sponsorship/advertising sales, $40,435 from Retail sales, and $53,375 from Internet services. The quarter on quarter change in revenue mix is a 1,240% ($1,886,369) increase in Sponsorship/advertising sales, a 140% ($56,447) increase in Retail sales, and a (42%) ($22,012) decrease in Internet services. Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet Web sites, amounted to forty-three percent of the revenue earned in the third quarter of 1999. The Company enters into Barter transactions only when it believes that the services, products and sponsorship received enhances the Company's brand recognition and market share in a manner which the Company may not have been able to acquire through other marketing or purchasing channels without incurring expense greater than the value of the Barter received. Sponsorship/advertising sales increased due to the Company's growing traffic and membership on the crosswalk.com Web site that is generally believed by the Company, to be of interest to the Christian market niche. According to the Company's business model, the Company plans to increase the number of channels to cover all of life from the Christian perspective. In the quarter ended September 30, 1999, crosswalkMoneyTM generated $882,464 of revenue, and crosswalkMusicTM earned $173,425 of revenue. Retail sales increased in the third quarter of 1999 due to increased marketing efforts, product offerings, and revenue sharing arrangements associated with many of the sponsorships. Internet services have decreased in the three months ended September 30, 1999, due to the transition to being a community builder from a web development services provider in 1998. With continued growth in site traffic, service enhancements, and marketing resources dedicated to retail, sponsorship, and advertising revenue opportunities, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to the development and integration of client services and content on crosswalk.com; retailing Christian interest products on crosswalk.com; and development, maintenance, and support of customer Web sites; was $1,064,300 and $106,911 for the quarters ended September 30, 1999 and 1998, respectively. The Company's gross margin for the quarter ended September 30, 1999 decreased to 51% from 57% for the same period in 1998. This decrease is due primarily to the increase in barter transactions, which accounted for forty-three percent of revenues in the three months ended September 30, 1999.

CROSSWALK.COM OPERATIONS

In the first quarter of 1999, the Company combined Product Development and Crosswalk Operations under the management of one individual. As a result, the two departments are being reported externally under Crosswalk Operations. Crosswalk.com operational expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for the Company's interactive Web site (crosswalk.com), increased to $1,377,257 for the three months ended September 30, 1999, as compared to $421,981 for the same period in 1998. The cost of Crosswalk.com operations increased by 226% ($955,276) mostly due to the Company's shift from being a consulting services company to being a consumer focused community portal and increased headcount related to the growth in crosswalk.com. The largest portion of the increase ($530,505 or 56% of the increase) is due to increased staffing and associated costs. Consulting expenses related to database and server migration and other developmental needs attributed to ($25,002 or 3%) of this increase. The Company has expanded its consulting and development staff in order to provide continuous improvements of crosswal.k.com's products and services. Another increase in costs ($99,948 or 10%) was in depreciation expense primarily resulting from capital acquisitions underlying the Company's migration to an Oracle/Sun server architecture. In additional, ($101,717 or 11%) of the increase consisted of content expenses as the Company now purchases a larger amount of content from a wider variety of sources and on many more topics due to the increased number of channels and the depth of those channels on crosswalk.com. Finally, with the increase in capacity and headcount and associated software needs, licensing and maintenance fees made up ($55,198 or 6%) of this overall increase.

SALES AND MARKETING

In the third quarter of 1999, sales and marketing expenses were $1,661,416 as compared to $163,771 in the third quarter of 1998. Sales and marketing expenses increased 915% ($1,497,645) largely due to the Company's continued investment in its cross-media marketing campaign to promote crosswalk.com. In order to generate continued growth and leadership position in this niche market, the Company believes that it must increase investment in multimedia branding and market awareness over the next year. In this regard, the Company is sponsoring over 300 Christian concerts, advertising via print ads in select Christian journals, and USA Today, running ads on Christian radio in over 150 markets and nationwide on select secular conservative talk radio, and running keyword search online banners on many of the larger portals. The Company also has a sponsorship deal with Christian Network Inc. for exposure on PaxTV, and in the fourth quarter, plans to run ad spots on national network television on programming the Company believes attracts the Christian family-friendly niche.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs in the third quarter of 1999 to $761,091 from $307,854 in the third quarter of 1998. This 148% increase ($453,237) is due largely to increases in office operating costs, investor relations expenses, satellite locations, the one time cost of escalation to being listed on the Nasdaq National Market System and bandwidth required to support traffic growth on crosswalk.com. In addition, the Company posted amortization of Intangible Assets in the amount of $151,887 in the third quarter of 1999 with no like activity in 1998.

INTEREST INCOME AND OTHER EXPENSE

Interest income increased 150% to $158,766 from $63,616 for the quarters ended September 30, 1999 and 1998, respectively. This $95,150 increase is due primarily to the investment of the proceeds from the redemption of warrants issued as part of the Company's initial public offering. The Company is debt free and thus incurred no interest expense. In addition, the Company posted a bad debt reserve in the amount of $186,525 in the third quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999 and 1998, net cash used in operating activities was $5,500,128 and $2,126,708, respectively. Net cash used in investment activities was $8,736,088 and $243,126 for the nine months ended September 30, 1999 and 1998, respectively. In the nine months ended September 30, 1999, cash provided by financing activities consists of the receipt of $17,630,901 from the exercise of 2,561,400 Common Stock Purchase Warrants, 317,500 Underwriter Warrants and 143,252 Common Stock Options. The Common Stock Purchase Warrants were exercised after the Company exercised its right to call them based on the terms of the Purchase Warrant Agreement. The redemption date was February 12, 1999. In the nine months ended September 30, 1999, the Company invested these proceeds in U.S. government bonds and treasury notes and Standard and Poors A-1 or AA rated corporate bonds. Net cash used by financing activities was $104,644 for the nine months ended September 30, 1998. This usage consisted of the Company's repayment of $82,230 of long term debt.

The Company currently anticipates that its $8,782,294 working capital balance at September 30, 1999, consisting primarily of the proceeds from the exercise of Warrants, as previously described, and the remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next nine months. However, the Company anticipates that it may seek to raise additional funds in order to expand its marketing campaign and crosswalk.com Channel deployment, and to pursue potential leveraged joint marketing opportunities or acquisitions, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that additional financing will be available to the Company or that such financing will be available on acceptable terms.

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

The Company expects to experience significant fluctuation in future quarterly operating results that may be caused by multiple factors. Causes of such significant fluctuations may include, among other factors, demand for the Company's services, the number, timing and significance of new service announcements by the Company and its competitors, acceptance of its marketing initiatives, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis, the level of product and price competition, changes in operating expenses, changes in service mix, changes in the Company's sales incentive strategy, and general economic factors.

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

YEAR 2000 COMPLIANCE STATUS

Many existing computer programs use only two digits to identify a year in the date field. These programs, which were developed without considering the impact of the upcoming change in the century, could fail or create erroneous results by or at the year 2000. The Company has reviewed its internal programs, and has determined to the best of its knowledge, that there are no material year 2000 issues within the Company's current systems or services. All hardware and software currently in use by the Company has been year

2000 certified by the manufacturer. The Company is acting on replies from its customers, vendors and financial service providers to limit the extent of any risk of year 2000 issues with all such organizations which the Company deems to be critical having favorably responded. As of the date herein, no material year 2000 issues have been identified, however, the Company cannot be certain that its customers, vendors or financial services providers will not have year 2000 issues. Should the issues as noted above, or any other year 2000 related issues that are currently unknown to the Company occur, they could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II


ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGE IN SECURITIES

In August, 1999, in connection with the Company's acquisition of Wike Associates, the Company issued an aggregate of 494,845 restricted and unregistered shares of the Company's common stock in a private transaction pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The aggregate purchase price was $6,782,394, excluding closing costs, payable in 494,845 restricted and non-registered shares of the Company's common stock and $1,982,397 cash.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER               DESCRIPTION
------               -----------
11                   Computation of Earnings Per Share
27.1                 Financial Data Schedules - For the Three Months Ended September 30, 1999
27.2                 Financial Data Schedules - For the Nine Months Ended September 30, 1999

(b) Reports on Form 8-K

The following report on Form 8-K was filed during the quarter ended September 30, 1999:

On August 25, 1999, the Company filed a Form 8-K pursuant to Item 2 of such Form regarding the consummation on a Plan and Reorganization and Agreement (the "Agreement") entered into on July 30, 1999, by and among the Company, Media Management, Inc., (Media), a Virginia corporation and a wholly-owned subsidiary of the Company, Wike Associates, Inc., (Wike), a Virginia Corporation, and its sole stockholder, Stephen M. Wike (Stockholder), providing for Wike to become a wholly-owned subsidiary of the Company by merger of Wike with and into Media, and for Stockholder, by such merger to become a stockholder of the Company. Pursuant to this transaction, the Company purchased all outstanding shares of common stock of Wike in exchange for 494,845 restricted and nonregistered shares of Common Stock, par value $.01 per share, of the Company and $1,982,397 in cash. The source of the cash consideration was the Company's working capital. Mr. Wike has also been appointed to serve on the Company's Board of Directors.

                                   SIGNATURES


           In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CROSSWALK.COM, INC.


November 12, 1999                   By: /s/ William M. Parker
                                        ---------------------
                                    William M. Parker
                                    Chief Executive Officer and President

November 12, 1999                   By: /s/ Gary A. Struzik
                                        -------------------
                                    Gary A. Struzik, Chief Financial Officer and
                                    Secretary, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION                                                              PAGE
------               -----------                                                              ----
11                   Computation of Earnings Per Share                                        1-2
27.1                 Financial Data Schedule - For Three Months Ended September 30, 1999      3-5
27.2                 Financial Data Schedule - For Nine Months Ended September 30, 1999       6-8