Form 10-K405
period 1999-12-31
CROSSWALK COM
filed 2000-03-30
CIK 1037599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 333-25937

                               CROSSWALK.COM, INC.
                    (Exact Name of Registrant in Its Charter)

              Delaware                                54-1831588
     -------------------------------      ---------------------------------
     (State or Other Jurisdiction of      (IRS Employer Identification No.)
     Incorporation or Organization)

    4100 Lafayette Center Dr. Suite 110
               Chantilly, VA                            20151
  ----------------------------------------           ----------
  (Address of Principal Executive Offices)           (Zip Code)

                                  703-968-4808
                                  ------------
                 Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:
    Title of each class           Name of each exchange on which registered
    -------------------           -----------------------------------------
          None                                       None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value
-----------------------------
    Title of each class

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 15, 2000 is approximately $33 million.

The total number of shares outstanding of the issuer's common stock as of March 17, 2000, was 7,633,352.

        The Company's Registration Statement filed on Form SB-2 declared effective by the Commission September 24, 1997, along with the Company's Post Effective Amendment thereto declared effective by the Commission dated July 29, 1998, and the Company's Form 10-KSB filings dated March 20, 1998 and March 22, 1999 are incorporated by reference in Part III, Item 14. The Company's Proxy Statement on Schedule 14-A to be filed with the Commission in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 10 through 14.

                                     PART I

ITEM 1.  BUSINESS

CERTAIN INFORMATION IN THIS ANNUAL REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS OR SERVICES, ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE, AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECTS," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD-LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD-LOOKING STATEMENTS," ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED IN ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK AND UNCERTAINTIES."

OVERVIEW

We are an Internet portal company that has developed and operates crosswalk.com, which we believe is the premier Web site for the online Christian community. We focus on "the intersection of faith and life", covering a growing spectrum of everyday life within a Christian context. Our strategy is to make crosswalk.com a community portal with deep content and broad information for Christians, not just Christian information, drawing many from the broad Christian community offline to an online experience where faith and life meet every day. We intend to continue enhancing crosswalk.com in order to become the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

Crosswalk.com comprises fourteen content areas or channels targeting music, personal finance, careers, sports, home schooling, and health; lifestyle channels focusing on men, women, families, entertainment, books, news, bible study and spiritual life; and services ranging from free Web access filtering, a full-Web filtered search engine, and "mycrosswalk" customized start pages to online shopping, family-friendly movie reviews, bible referencing, greeting cards, games, chat, forums, local events, free email and more. Content and site resources are developed and offered both by Crosswalk.com and by ministries, secular retailers, and publishers.

Crosswalk.com also includes Wike Associates (d/b/a Media Management) which we acquired on August 13, 1999. Media Management, which includes the Web site GOSHEN.net, is a wholly owned subsidiary of the Company. GOSHEN.net, which has been integrated into crosswalk.com, provides, among other things, an extensive searchable directory that can be used to discover such Internet services as Web sites providing information about youth group resources, denominational publications, Christian support groups, listings of various Christian radio shows, and even the personal pages of Christian individuals and families. This directory, which contains approximately 20,000 listed, categorized and cross-referenced Web sites, is a resource for finding services and products on the Web that will be of interest to Christians. Media Management also has an advertising "card pack" business which distributes advertising materials to 250,000 churches, pastors and leading laymen through six annual mailings. The average card pack contains between 90 to 120 advertisements, for which each advertiser pays approximately $2,400.

On January 4, 1999, conditions were met for us to call for redemption certain purchase warrants which were issued in our initial public offering. The redemption date was February 12, 1999. As a result of the redemption call, 2,841,526 (or 98.8%) of the purchase warrants were exercised resulting in our receipt of approximately $16.3 million in net proceeds.

In May 1999, our shareholders approved changing our name from DIDAX INC. to Crosswalk.com, Inc. This set the stage for our branding initiatives throughout the later part of 1999. We are ever striving to efficiently utilize resources to expand the name recognition of crosswalk.com. In August 1999, the common stock of Crosswalk.com began to trade on the Nasdaq National Market System, under the symbol: "AMEN".

We have a limited operating history upon which an evaluation of our business can be based. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for our services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants which have introduced or developed services and products for use on the Internet. As a result, our mix of services and products may undergo substantial changes as we react to competitive and other developments in the overall Internet market. We have incurred net losses since inception and expect to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of December 31, 1999, we reported an accumulated deficit of $22,044,497.

We market our sales, products and services and the content on crosswalk.com to persons of all ages, economic levels, genders, ethnic backgrounds and nationalities that identify themselves as Christian, principally Protestant (regardless of denomination, if any) and Catholic, with emphasis upon evangelical Christians. In January 1998 a survey conducted by Barna Research indicated that "83% of Americans asserted that their religious faith was very important in their life", and that 62% of Americans consider themselves as "committed Christians." In 1999 Barna's research indicated that 40% of the U.S. population considers themselves "born again Christians", ranging from 55% in the south to 27% in the Northeast. The Gallup Organization reports from a survey conducted in December 1999 that approximately 29% of Americans identify themselves as Catholic and approximately 55% identify themselves as Protestant, with 61% of the respondents indicating that religion is a very important part of their life. Based on these reports, which have remained relatively consistent over the last three years, Crosswalk.com traditionally uses 40% as the percentage of Christians in its target audience.

According to Jupiter Communications, there were over 100 million people online at the end of 1999, representing approximately 45% of U.S. households. They predict that this will grow to just under 70% by 2003. According to eMarketer, the Internet population will increase to nearly 142 million by 2002 and per International Data Corporation ("IDC") the percentage of those users transacting business online will grow from 35% to almost 50%.

According to SOMA Communications, Inc., a Christian broadcast market research firm utilizing data supplied by Simmons, over 70% of Christians on the Internet have annual incomes in excess of $40,000 and over 30% of Christians on the Internet have annual incomes over $75,000. According to Christianity Today, Inc., a publisher of Christian periodicals, when compared to the general U.S. population, Christians are approximately 25% more likely to own a computer and approximately 15% more likely to own a modem. Additionally, according to the Simmons data, Christians on the Internet are 42% more likely than the general population to use an interactive computer service for shopping, and over 150% more likely to purchase books and music online. We conclude from this data that Christians are present and active on the Web, can afford to purchase goods and services, have a propensity to buy on the Internet, and thus represent a good demographic segment for sponsors, advertisers and retailers.

INFORMATION AND COMMERCE ON THE INTERNET GENERALLY

Much of the recent growth in the use of the Internet by businesses and individuals has been driven by the emergence of the World Wide Web (the "Web"), which enables non-technical users to exploit the resources of the Internet. The emergence of the Internet as a significant communications medium is driving the development and adoption of Web site content and commerce applications that offer convenience and value to consumers, as well as unique marketing opportunities and reduced operating costs to businesses. By hosting information about products and services on a Web site, a company or organization can enable potential customers or constituents in any geographical area to gather relevant, in-depth information about products, services or organization activities and messages at their convenience and according to their preferences. A growing number of consumers have begun to transact business electronically, such as paying bills, booking airline tickets, trading securities and purchasing consumer goods, including personal computers, consumer electronics, compact disks, books and vehicles. Moreover, online transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary. In addition, Web site commerce applications enable businesses and organizations, including ministries, to rapidly target and economically manage a broad customer and constituent base and establish and maintain ongoing direct customer and constituent relationships. Forrester Research estimates that the dollar value of goods and services purchased over the Internet will increase from approximately $43 billion in 1998 to $1.3 trillion in 2003. They also report that approximately 31% of households with investable assets of less than $100,000 are online and that 39% of these households have purchased something online.

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

We generate revenues through the sale of advertising and sponsorships; the online retailing of Christian and family-friendly products manufactured or developed by others (music, books, apparel, gifts, etc.); commissions and referral fees from co-marketing relationships; and to a lesser extent, the continuing provision of technology services to various Christian organizations.

Overall in 1999, we experienced a 537% increase in revenue as compared to 1998. Up to this point, we have generated most of our revenue from selling channel sponsorships, often on an exclusive basis, and often to Christian organizations that also agreed to provide content. However, this type of relationship requires certain labor-intensive efforts on our part producing lower than desired margins. We believe that, with the current combination of extraordinarily deep content and achievement of several traffic growth benchmarks, it is time to shift emphasis to selling advertising, which we believe will ultimately generate more revenue at lower cost.

Our approach to business growth is to continue building the crosswalk.com Internet community, by offering content, products and services with distinction geared toward meeting the needs of the Christian and family-friendly niche. Our business model is to achieve profitability through advertising and affiliate retail sales from growth in membership, pageviews, and visitors to crosswalk.com. We believe that generating revenues commensurate with critical mass in the Internet marketplace will ultimately drive profitability and recognition as the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a biblical world view across the breadth of their life and interests.

OPERATIONS

Employees

We have recently made some significant changes in staffing, reducing focus on lower margin sponsorship and retail functional areas, while strengthening our capability to deliver high quality content and advertising opportunities. With gratitude and appreciation for their part as founders of Crosswalk and for their years of dedicated service, the employment of Dane West and William Bowers was concluded. Mr. West served as Vice President of Business Development and Sales, and Mr. Bowers, was our Chief Technical Officer.

Leading the management team to implement our vision going forward is Chief Executive Officer and President William Parker. Stephen Wike, former President of Wike Associates, which we acquired in August 1998, serves as Chief Operating Officer. Gary Struzik is Chief Financial Officer and Secretary. Steve Sedlmeyer is responsible for Crosswalk Services. Mitch Kirsch handles our engineering design and internal engineering infrastructure. Stephen Biggerstaff is responsible for marketing and customer advocacy. Neal Joseph, former president of Warner Bros.' Christian music division is our Vice President and General Manager of crosswalk.com Entertainment. In addition, Scott Fehrenbacher, the former President of American Values Based Investing, serves as Vice President and General Manager of Business, News and Culture. The Company has 73 full time employees and 8 part time employees. Of these full time employees, fourteen are engaged in engineering and services, seventeen are engaged in marketing and sales, thirty-four are engaged in crosswalk operations and nine in administration. The part time employees assist in web development, marketing support and administration. We start the new millennium committed and ready to serve our niche audience with the best that the Web has to offer from a Christian worldview.

Traffic on Crosswalk.com

Our progress in developing crosswalk.com is also evidenced by the growth in membership and average monthly page views on crosswalk.com. Membership is free and represents the number of registered users of our content or services. Membership benefits include a free Web-based e-mail account, access to crosswalk.com's chat and forums, permission to post local events in the award winning crosswalk.com events database directory, free filtered Web access, the ability to receive selected topical content via community mailing lists along with monthly email updates on the latest additions to our site and the latest in Christian music news. At December 31, 1999, we had 1,085,878 members as compared to 147,405 members at December 31, 1998, an increase of 636%. Page views are a measure of total pages viewed by visitors to crosswalk.com in a month. Average monthly page views tallied in the fourth quarter of 1999 reached approximately 16,300,000, up from 2,200,000 for the comparable fourth quarter a year earlier. This represents an increase of 641%. Our opportunity to generate additional advertising and retail revenues is largely predicated upon increasing membership and traffic in the form of page views on crosswalk.com.

Building Community on the Internet

Our product development strategy, centered around the theme of "information for Christians, not just Christian information," is to target the most in-demand consumer-driven information areas and applications on the Internet and then deliver them to the Christian marketplace with what we believe is meaningful distinction. Our task is not to create a community, but to enhance online, a community of people whose everyday life is focused on a biblical foundation and faith in Christ. We are also seeking to adapt to the Internet, topical areas for which obtaining information and services are cumbersome and inconvenient offline. To this end, in 1999, we increased our channel offering from five to fourteen. Added to the Money, Music, Careers, Men and Womens channels in 1999 were Bible Study Tools, Sports, Spiritual Life, Homeschooling, Family, Health, Entertainment, Webcast Guide and News and Culture areas.

Bible Study Tools offers to pastors and laypeople alike, what we believe is the most complete source for biblical study and encouragement on the Web. References such as lexicons, concordances, commentaries, sermon helps, and input from ministry leaders can be found in this area. For those who want to dig into scripture, we believe there is no greater resource online. The Spiritual Life Channel offers visitors the opportunity to listen to messages from popular expositors of biblical teaching, as well as devotional sources for daily meditation, community building prayer and encouragement chat areas, and even clean jokes to brighten up your day. We believe that this rich content is foundational to serving the Christian niche as a resource for life and ministry many of our members depend on.

We desire to ultimately present all of life from a Christian perspective. Toward this end the Sports Channel was launched in September 1999. Managed by Frank Reich, former NFL quarterback, the Sports Channel not only provides visitors with all the up to date sports information as available on the popular sports related Web sites, but also provides distinct information as to how individuals in a range of sports intertwine sports and their personal faith and testimony. We believe that our members want to know about these personalities and embrace them as they participate in watching sporting events in which they are involved.

Under the category of adapting to the Internet, topical areas for which obtaining information and services are cumbersome and inconvenient offline, we launched the Homeschool Channel in April 1999. Offline, distribution of home schooling resources is afforded through conventions held several times a year, and we believe that there is no more convenient approach to parents for guidance in this important area. With so much negative press about what is transpiring in the public school alternative, many are turning to home schooling. With sources like Investor Business Daily and the Wall Street Journal identifying the testing success experienced by home schooled children versus their peers, home schooling is getting much attention. The home education marketplace is estimated to encompass almost two million children and roughly $400 million in home educational spending in 1999. Headed by Mike Farris, president of the Home School Legal Defense Association (HSLDA) and the National Center for Home Education and one of the recognized leaders in this educational trend, the Homeschool Channel targets this audience, offering a comprehensive array of free and fee-based resources as well as a premier selection of retail products and services, collectively designed to drive revenues, membership and visits. We believe that the Homeschool Channel uniquely serves this marketplace with a combination of Web safety applications including CrossingGuardTM, a free Web filtering solution available only to crosswalk.com members, and a full-Web filtered search engine that blocks adult/explicit links from search results. In addition, resources such as a curriculum guide, how to get started, expert tips, and various tools and forums for parental idea and curriculum exchange are provided. This is a valuable resource we believe will garner growing retail and advertising revenues.

The Health Channel launched in June 1999, enables visitors to get the best in health tips for their physical, mental and spiritual well being. In October 1999 Crosswalk teamed with sponsor Family Life, a division of Campus Crusade for Christ to create the Family Channel with content aimed at giving each family member insight into how to best fulfill their role in making the family the strong cohesive unit as encouraged in scripture. The Webcast Guide, referencing over 20,000 Web sites is used by the community as a guide to Christian entertainment, teaching and information on the Web. The News & Culture Channel provides the convenience of world news as it happens along with religious news worldwide and a forum for commentary where the community is provided information and the capability of taking action consistent with their faith in current events. The Careers Channel provides job search capability and offers college career planning and also added job and resume posting, plus personalized career counseling services.

We also expanded our online offerings on channels launched in late 1998. The Money Channel added strategic relationships that provided online banking, brokerage, mortgage and insurance services within the contexts of both wealth creation and financial stewardship. In addition to providing quotes, charts, research, planning calculators, and more, the Money Channel provides the unique proprietary INVESTigator(TM) values-based investing research tool. This online investment evaluation software allows visitors to assess the companies comprising an investment portfolio to determine whether their investments are consistent with their personal values and provides them with alternative investments with similar investment goals.

Through the use of this values-based investing software, visitors can screen out companies that engage in practices inconsistent with their values, while identifying alternative investment portfolios with comparable historical performance. The Money Channel will be offering numerous investment funds created exclusively for Crosswalk centered on the values-based investing concept. Online Investor magazine rated the Money Channel on crosswalk.com one of the top ten financial sites on the Web.

The ability to listen to Christian music on the radio or buy it at traditional offline retail outlets is severely limited. Most Christian radio, which is rarely found in more than one or two stations per market and not at all in many markets nationally, consists of ministry and talk radio programming. Musical programming that does exist is necessarily narrow in scope. At the same time, retail distribution of Christian music is still largely focused on Christian bookstores, with limited geographical distribution, shelf space and audio sampling capabilities. The Music Channel addresses these distribution issues by providing artist interviews, CD sampling, 24-hour radio streams in a variety of musical formats, concert schedules and ticketing information, and direct online purchasing. In 1999 the Music Channel added expanded audio streaming services and drew worldwide attention through exclusive live broadcasts of the 30th Annual Dove Awards -- including live chats with award-winning artists -- and the 25th Annual Christian Artists Seminar. During the year, About.com recognized the Music Channel as the "#1 Christian Music Web Site".

Crosswalk.com Services and Sense of Community

We believe that Christians and values-sensitive families will fully embrace the potential of the Web when they can be assured of a safe environment that doesn't expose them or their children to the offensive, adult-oriented, explicit content now available online. To this end, crosswalk.com offers CrossingGuardTM - a server-level, continuously updated Web filtering system that blocks over five million Web pages. CrossingGuardTM is free to crosswalk.com members, who otherwise must pay $20-$125 per year for filtering solutions that are software-based or add-ons to basic Web access fees. Along with the filtered access, crosswalk.com also offers its own filtered search engine, giving users access to more than 100 million Web pages, while stopping objectionable ones from even being listed in a search screen. Additional services include: free e-mail; chats and discussion forums; an entertainment area full of online games, daily features and columns; an award-winning directory of nationwide events of special interest to the Christian community; and an online movie review area, with current reviews and an archive of family-friendly movie reviews.

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

In 1999 we enhanced our service offering with the introduction of "my.crosswalk.com" personalized Web start pages; online greeting cards; enhanced Internet filtering for surfing and searching; and a broad-based strategy for email newsletter publishing. We believe that these services increase visits, pageviews and members for crosswalk.com by affording site visitors a greater level of convenience and personalization.

Investments in Technology

In 1999 we invested over one million dollars in infrastructure improvements designed to support us internally to serve the growing membership on crosswalk.com. This effort culminated in completion in the fourth quarter of 1999, of our movement to an Oracle/Sun server architecture. With the completion of this major migration, the utilization of Vignette's StoryServer site content management software, Accrue statistical analysis package along with the hosting and bandwith provided by Exodus Communications and UUNet, we believe that we are well positioned to serve the Christian niche in being prepared for robust growth in Web site traffic on crosswalk.com.

MARKETING

In 1999 we invested to establish brand recognition through print, radio, television and online viral marketing. This could only be done effectively pursuant to the change of our company name from DIDAX INC. to Crosswalk.com, Inc. Crosswalk.com, as a brand, embodies two key aspects of the Company's vision for the site. First, it represents a strong Web safety positioning and the provision of safe passage in a dangerous area. Second, it speaks to our strategy of "information for Christians, not just Christian information", which is a unique position for Christian-based Web sites and one that provides resources for the full spectrum of a Christian's daily walk.

We believe that solidifying our growing national recognition and position as the leading Web portal for the online Christian community is critical to our ongoing efforts to generate Web site traffic, membership and revenues. In 1999, we accelerated our effort in this regard through aggressive media and public relations campaigns. What proved to be most beneficial in this endeavor however, has been the strength of our unique, value-added, market-driven content and services within the crosswalk.com community. We have begun to apply cost efficient "viral" marketing techniques to have our loyal members tell others about crosswalk.com, through contests, promotions and fun activities. The response to these efforts has been good and we intend to expand their application throughout 2000. Many of these applications are internally developed or managed, while a few are available via partnerships - often exclusive - with other leading online content and service providers. All, however, stem from an ongoing analysis of consumer needs, Web trends, and online business opportunities. The dynamics of the Internet create an upward opportunity spiral that converts unique applications into traffic and membership, and then converts traffic and membership into a stream of new opportunities from external organizations seeking a receptive audience.

Specifically, we engaged in various marketing efforts in 1999 to increase awareness of and affinity for the crosswalk.com brand and to drive visits, pageviews and members for the site and community. Most notable were strategies to extend messaging beyond the traditional Christian media and into general market programming with high appeal for the broad-based Christian consumer marketplace. Examples include network television advertising on "Dateline"
(NBC), "Touched By An Angel" (CBS affiliates), and various programs on both the CNN and the PAX networks. Radio initiatives included sponsorship positions on "The Rush Limbaugh Show" and "The Dr. Laura Show", the top two rated radio programs in the country, plus hundreds of markets on the leading Christian radio networks. We also sponsored over 300 live Christian music events, supported key content areas through targeted print publications, and invested in increasingly efficient online advertising models, email newsletter growth, and viral Internet marketing via contests and promotions.

With the depth of content and services we offer and the smart and cautious investment in traffic and membership generating initiatives, we anticipate growth in our position as a leading Web portal for the online Christian community. With this position - and the ability to act as responsible advocate for the largest Christian community on the Web - in place, we expect that this growth in traffic will generate revenues.

COMPETITION

We face intense competition in the markets for our products and services. We generate revenue from the sale of sponsorship and advertising space on our Web site; the online retailing of Christian and family-friendly products and services (including commissions and referral fees from co-marketing relationships and affinity marketing programs); and, to an increasingly lesser extent, Web site development and technology consulting services to various organizations. For our retails sales commissions and fees, we compete with traditional buying services, stores and other Web sites where the products and services we feature are available. To sell sponsorships and advertising space on our Web site, we compete with all other mediums of advertising such as print and direct mail, radio and television, as well as the hundreds of thousands of Web sites.

For example, the largest providers of online navigation, information, entertainment, business and community services, such as Yahoo!, Lycos, AltaVista, Microsoft, Netscape and America Online, provide

Internet products and services that target a wide range of audiences and communities which may also appeal to our Christian and family-friendly audience. Likewise, we face competition from companies providing similar services to other vertical markets or targeted audiences which overlap with the interests of our audience.

One thing that we witnessed in 1999 is the validation of the significance of this space on the Internet for serving the Christian niche. There are several companies, including nonprofit organizations, which are attempting or may attempt to aggregate Christian or family-friendly content on the Internet. These competitors include iChristian.com, a Web site offering products and services geared to the Christian marketplace; OnePlace.com, a retail shopping Web site and ICRN (Involved Christian Radio Network), focusing on broadcast owned by Salem Communications; Gospel Communications Network, a not for profit Web site operated by a division of Gospel Films; Lightsource Online, and Musicforce.com, Web sites operated by Gaylord Entertainment, which offer broadcast services and the sale of music, respectively; Christian Answers.Net, a Web site operated by Eden Communications, supported entirely by donations, including an area of interest to young Christians and movie reviews; and recently, iBelieve.com, a Web application of bricks and mortar retailer Family Christian Stores.

As we introduce new services, we may compete directly with a greater number of companies. Such companies may already maintain or may introduce Web sites, which compete with us. There can be no assurance that we can continue to compete successfully against current or future competitors, nor can there be any assurance that competitive pressures we face will not result in increased marketing costs, decreased Internet traffic or loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

We believe that the principal competitive factors affecting the market for Internet-based marketing services are the speed and quality of service execution; the size and effectiveness and quality of products and services of the participating manufacturers, producers and distributors; competitive pricing; successful marketing and establishment of national brand name recognition; positioning itself as a leading Internet-based marketing service; the volume and quality of traffic to and purchase requests from a Web site; and the ability to introduce new services in a timely and cost-effective manner. Although we believe that we currently compete favorably with respect to such factors, there can be no assurance that we will be able to compete successfully against current or future competitors with respect to any of these factors.

Also, many of these competitors have longer operating histories, greater name recognition and significantly greater financial and other resources than Crosswalk. Moreover, there are no substantial barriers to entry in our markets, and we expect this competition to continue to intensify, especially as we expand our own product and service offerings. For instance, the presence of these competitors in the Internet marketplace could cause us to increase and/or become more efficient in spending on marketing, sales and product development.

OPERATIONS AND TECHNOLOGY

We believe that our future success is dependent on our ability to improve continuously the speed and reliability of crosswalk.com, enhance communications functionality with our consumers and maintain the highest level of information privacy and transaction security. Continuous system enhancements are primarily intended to accommodate increased traffic across crosswalk.com, improve the speed with which purchase requests are processed and heighten Web site security, which will be increasingly important as we offer new services. System enhancements entail the implementation of sophisticated new technology and system processes and there can be no assurance that such continuous enhancements may not result in unanticipated system disruptions, such as power loss and telecommunications failures. Our primary servers are located offsite and are maintained by GTE, UUNet and Exodus Communication. In addition we maintain certain servers at our corporate headquarters in Chantilly, Virginia. Our servers are vulnerable to interruption by damage from fire, hurricane, power loss, telecommunications failure and other events beyond our control. We believe we have developed comprehensive out-of-state disaster recovery plans to safeguard consumer information. We also maintain business interruption insurance for the actual loss of business income sustained due to the suspension of our operations over a twelve-month period as a result of direct physical loss of or damage to property at our executive offices. However, in the event of a prolonged interruption, it is probable that this business interruption insurance will not be sufficient to fully compensate Crosswalk. In the event that we experience significant system disruptions, our business, results of operations or financial condition could be materially adversely affected.

Our services also may be vulnerable to break-ins and similar disruptive problems caused by Internet users. Furthermore, weaknesses in the Internet may compromise the security of confidential electronic information exchanged across the Internet. This includes, but is not limited to, the security of the physical network and security of the physical machines used for the information transfer. Any such flaws in the Internet or the end-user environment, or weaknesses or vulnerabilities in our services or the licensed technology incorporated in such service, would jeopardize the confidential nature of information transmitted over the Internet and could require us to expend significant financial and human resources to protect against future breaches, if any, in order to alleviate or mitigate problems caused by such security breaches. To the extent that our activities, or that of third party contractors, involves the storage and transmission of proprietary information (such as personal financial information or credit card numbers), security breaches could expose us to a risk of financial loss or litigation or other liabilities. Any such occurrence could reduce consumer satisfaction in our services and could have a material adverse effect on our business, results of operations or financial condition.

TRADEMARKS AND PROPRIETARY RIGHTS

Our ability to compete is dependent in part upon our proprietary systems and technology. While we rely on trademark, trade secret and copyright laws to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity. Misappropriation of our intellectual property or potential litigation could have a material adverse effect on our business, results of operations or financial condition.

We assert common law protection on certain names and marks that are used in connection with our business. There can be no assurance that we will be able to secure registration for any of our marks. We have also invested resources in purchasing Internet domain names for existing and potential Internet sites from the registered owners of such names. There is a substantial degree of uncertainty concerning the application of federal trademark law to the protection of Internet domain names, and there can be no assurance that we will be entitled to use such domain names.

CHRISTIAN STATEMENT OF FAITH; THE COMPANY'S POLICY

         Article XIII of our Bylaws provides that Crosswalk is a "religious corporation." To this end and in order to best identify with and service its selected Christian market niche and to generate its Internet product which is heavily content laden, our policy is generally to include among our officers and directors unconditionally, and employees, where a bona fide occupation qualification exists, only persons who, upon request, subscribe to the Company's Christian Statement of Faith as follows:

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

         In order to implement the Christian Statement of Faith, we intend generally to act in accordance with the following policy, as stated in our
Bylaws:

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

         "In addition to any other appropriate legend, prior to its issuance each and every share certificate to be issued by this Corporation shall be inscribed with a legend that states:

                  'This Corporation is a religious corporation. All shares of this [C]orporation are subject to the terms as set forth in the BYLAWS of the corporation which restricts the amendment or deletion of that section of the BYLAWS which prescribes a corporate Statement of Faith in the LORD JESUS CHRIST and directs or prohibits certain corporate actions on the basis of the Statement of Faith.'"

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

GOVERNMENT REGULATION

As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements. Becoming licensed may be an expensive and time-consuming process, which could divert the efforts of management. In the event that we do not successfully become licensed under applicable state laws or otherwise comply with regulations necessitated by changes in current regulations or the introduction of new services, our business, results of operations or financial condition be materially adversely affected.

There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, because of the increasingly popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to commerce over the Internet, potentially covering issues such as pricing of services and products, advertising, user privacy and expression, intellectual property, information security, anti-competitive practices or the convergence of traditional distribution channels with Internet commerce. In addition, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales and income taxes. The adoption of any such laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations or financial condition.

ITEM 2.  PROPERTIES

We currently maintain our executive offices in approximately 13,530 square feet of space at 4100 Lafayette Center Dr. Suite 110, Chantilly, Virginia pursuant to a five year lease agreement terminating in November 30, 2004 with an unaffiliated third party at an annual rental of approximately $237,000. In addition, we also lease office space from four separate unaffiliated third parties in Charlotte, North Carolina; Costa Mesa, California; and Roanoke, Virginia pursuant to one year leases, and Franklin, Tennessee pursuant to a three year lease. The aggregate annual rent for these remote facilities is approximately $67,000. In addition, we are currently attempting to sublet a 6,100 square foot facility in Chantilly, Virginia which we are leasing from an unaffiliated third party through September 20, 2003 at an annual rent of approximately $90,000.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of August 1999, Crosswalk.com, Inc.'s Common Stock is listed for trading on the NASDAQ National Market under the symbol "AMEN." Prior to that our Common Stock traded on NASDAQ SmallCap Stock Market(SM) ("Nasdaq SmallCap"). Crosswalk.com, Inc. Purchase Warrants had been listed for trading on Nasdaq SmallCap through February 12, 1999, the date the Purchase Warrants were redeemed by Crosswalk. See ITEM 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resource."

The following table sets forth the ranges of high and low sales prices of Crosswalk Common Stock and Purchase Warrants for each quarter within the last two fiscal years.

                                                  High            Low
                                                 -------         -------
January 1, 1998 through March 31, 1998:

AMEN                                             $ 3.438       $ 1.875
AMENW                                            $  .625       $  .125

April 1, 1998 through June 30, 1998:
AMEN                                             $ 8.000       $ 3.250
AMENW                                            $ 2.750       $  .375

July 1, 1998 through September 30, 1998:
AMEN                                             $ 5.125       $ 1.875
AMENW                                            $ 1.625       $  .500

October 1, 1998 through December 31, 1998:
AMEN                                             $40.000       $ 2.000
AMENW                                            $27.000       $  .375

January 1, 1999 through March 31, 1999:
AMEN                                             $15.000       $ 7.375
AMENW*                                           $ 9.250       $ 2.750

April 1, 1999 through June 30, 1999:
AMEN                                             $23.000       $ 8.844

July 1, 1999 through September 30, 1999:
AMEN                                             $13.500       $ 5.688

October 1, 1999 through December 31, 1999:
AMEN                                             $10.500       $ 5.000

January 1, 2000 through March 10, 2000:
AMEN                                             $ 7.813       $ 4.688

* On January 6, 1999, pursuant to the terms and conditions of the Purchase Warrant Agreement, we announced the redemption of our Purchase Warrants (AMENW). The redemption notice and accompanying prospectus were mailed to the registered holders of the Warrants by Wednesday January 13, 1999, and the redemption date was Friday, February 12, 1999. The aggregate result of this call for redemption was the exercise of 2,841,526 Purchase Warrants or 98.8% of the 2,875,000 Purchase Warrants outstanding which, along with the exercise of 361,500 Underwriter Warrants, raised $19,315,800 in capital.

At March 15, 2000 the closing price for Crosswalk Common Stock, as reported by NASDAQ National Market, was $ 5.00 per share.

At March 15, 2000, the approximate number of holders of record of our Common Stock was 5,500. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

In September 1999, we entered into a one-year Network Title Sponsorship Agreement ("Agreement") with The Christian Network, Inc., which includes "Praise on Pax" and "Worship on Pax." Under this Agreement, we are entitled to a national title sponsorship on "Praise on Pax" telecasts and a national corporate sponsorship on "Worship on Pax" telecasts. We also receive advertising and promotional rights. The total cost for these sponsorship and advertising rights is $1,025,000, payable by us quarterly in cash or, at our option, in shares of our Common Stock having a fair market value equal to the required payment. We are also obligated to issue additional shares of our common stock for each new member generated for our Web site as a result of these sponsorship and advertising arrangements, based on a valuation of $1.00 for each member generated. In December 1999, we filed a registration statement on Form S-3 to cover resales by the selling shareholders of shares of our Common Stock that we may issue to the selling shareholders under the Agreement. The registration was declared effective by the Securities and Exchange Commission. The Agreement is renewable for an additional one-year term upon the agreement of the parties. If the agreement is renewed, our payment obligations will increase to $1,127,500. In February 2000, 39,018 shares of Crosswalk Common Stock were issued for services rendered under this Agreement. The sales of the securities described herein were made in reliance upon Regulation D, Rule 506 and Section 4(2) of the Securities Act, which exempt transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                              Year Ended December 31,
                                                    1999 (1)          1998             1997 (2)          1996            1995
                                                ----------------------------------------------------------------------------------
                                                                     (Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total operating revenues                            $6,901.2        $1,083.3             $422.4          $180.8            $0.0
                                                ----------------------------------------------------------------------------------
Cost of goods and services                           3,728.3           636.3              232.4           226.2             0.0
Crosswalk operations                                 4,795.0         1,529.7              959.6           800.4           173.0
Sales and marketing                                  6,693.7         1,242.8              837.2           901.6           140.3
General and administrative                           2,979.0         1,353.7              877.7           654.9           396.2
                                                ----------------------------------------------------------------------------------
Operating loss                                     (11,294.8)       (3,679.2)          (2,484.5)       (2,402.3)         (709.5)
                                                ----------------------------------------------------------------------------------
Other income (expense)                                 644.6           222.2           (1,786.7)          (62.6)            4.4
Net loss                                          ($10,650.3)      ($3,457.1)         ($4,271.2)      ($2,464.9)        ($705.1)
                                                ==================================================================================
Net loss per share (basic and diluted)                 (1.56)          (0.98)             (3.31)          (4.47)          (1.69)
Weighted average number of shares
outstanding (basic and diluted)                      6,822.6         3,535.5            1,289.5           551.7           416.7
                                                ==================================================================================
BALANCE SHEET DATA:
Total assets                                        19,786.9         4,902.6            5,787.2           343.0           360.7
Working capital                                      5,093.1         3,293.2            5,334.3        (1,068.7)          160.4
Total stockholder's equity (deficit)                16,261.5         4,179.5            3,726.2        (2,658.1)          (60.0)

(1) Includes $16,338,776 cash infusion from the exercise of 2,841,526 Purchase Warrants outstanding.

(2) Includes recognition of $1,700,000 of interest expense on the Company's junior subordinated notes. These notes were repaid with the proceeds from the Company's IPO during the fourth quarter of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of crosswalk.com(TM), an interactive Web site, which provides information and resources that the Company believes generally appeals to the Christian community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of sponsorships and advertising (the "Advertising/sponsorship sales"); the online retailing of Christian and family-friendly products manufactured or developed by others (music, books, apparel, gifts, etc.) and referral fees from co-marketing relationships ("Retail sales"); and to a lesser extent, the continuing provision of Internet services, including services related to Web site development and hosting to Christian organizations (the "Internet services").

The vast majority of the Company's revenue has been generated through the sale of sponsorship and advertising opportunities on crosswalk.com, followed by direct retail sales and royalties/fees from the sale of Christian interest products manufactured or developed by others (primarily CDs, tapes, books, and other articles generally appealing to the Christian marketplace). The Company's strategy going forward is one of making crosswalk.com a community portal with deep Channel content and a breadth of information for Christians, not just Christian information. It is the Company's belief that this strategy, coupled with cost-effective promotional activities, will accelerate traffic and thus revenue growth over time. The Company plans to continue enhancing crosswalk.com in order to maintain its leadership position as the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

The Company's change in revenue composition over the years presented is evidence that the Web site traffic generated at crosswalk.com is becoming of more value to sponsors and advertisers. Sponsors are organizations which are given premiere positioning for their content on various areas of Crosswalk.com and in effect become a "sponsor" of those areas, a service for which Crosswalk.com receives a fee. Advertisers are organizations who place ads on Crosswalk.com, for which Crosswalk.com is paid a fee per ad impression delivered. Approximately 92% of the Company's total 1999 revenue was generated from Advertising/sponsorship sales as compared to 68% in 1998 and 4% in 1997. Retail sales, while decreasing from 16% of revenue in 1997 and 12% in 1998 to 5% of revenue in 1999, increased in volume by 155% or $343,447 in 1999 versus $134,446 in 1998. The Company's continued emphasis on the higher margin Advertising/sponsorship sales has led to a 14% decline from 1998 to 1999 in the labor-intensive revenue derived from providing Internet services. Overall, the Company experienced a 537% increase in revenue in 1999 as compared to 1998. However, up to this point, the Company has generated most of its revenues from selling channel sponsorships, often on an exclusive basis, and often to Christian organizations that also agreed to provide content. This type of relationship requires certain labor-intensive efforts on the part of the Company. The Company believes that, with the current combination of extraordinarily deep content and achievement of the benchmark one million membership status, it can shift emphasis to selling advertising, which it believes will ultimately generate more revenue at lower cost.

The Company's progress in developing crosswalk.com is also evidenced by the growth in membership and average monthly page views. Membership is free and represents the number of registered users of the Company's content or services. At December 31, 1999, the Company had 1,085,878 members as compared to 147,405 members at December 31, 1998, an annual growth rate of 636%. Page views are a measure of total pages viewed by visitors to crosswalk.com in a month. Average monthly page views tallied in the fourth quarter of 1999 reached approximately 16,300,000, up from 2,200,000 for the comparable fourth quarter a year earlier. This represents an annual growth rate of 641%. The opportunity for the Company to generate additional advertising and retail revenues is largely predicated upon increasing membership and traffic in the form of page views on crosswalk.com.

During 1999, the Company acquired Wike Associates, Inc., the parent company of Media Management, a Christian publishing and direct mail company that is also the owner and developer of GOSHEN.net, a Web site and email service that primarily serves Christian leaders. The Company believes that the acquisition adds unique content including what is generally recognized as the best Christian Internet Directory available, to crosswalk.com along with access to churches and opinion leaders within the Christian community.

The content provided by crosswalk.com is presented in the form of different online topical areas or channels, and multiple daily and weekly email newsletters which allow for periodic content subscriptions and cost effective promotion of site features and resources. In 1999, the Company increased its channel offering from five to fourteen. Added to the Money, Music, Careers, Men and Womens channels in 1999 were Bible Study Tools, Sports, Spiritual Life, Homeschooling, Family, Health, Entertainment, Webcast Guide and News and Culture areas.

The Company also expanded its online services significantly in 1999. The Money Channel added strategic relationships that provided online banking, brokerage, mortgage and insurance services within the contexts of both wealth creation and financial stewardship. Accordingly, Online Investor magazine rated the Money Channel one of the top ten financial sites on the Web. The Music Channel added expanded audio streaming services and drew worldwide attention through exclusive live broadcasts of the 30th Annual Dove Awards -- including live chats with award-winning artists -- and the 25th Annual Christian Artists Seminar, which featured a week of nightly concerts by noted Christian artists such as Amy Grant, Michael W. Smith, Jars of Clay, Jaci Velasquez and Steven Curtis Chapman. During the year, About.com recognized the Music Channel as the "#1 Christian Music Web Site". The Careers Channel added job and resume posting, plus personalized career counseling; the Spiritual Life Channel hosted the exclusive broadcast and simultaneous chat for the internationally broadcast National Broadcast Concert of Prayer; and the Homeschool Channel added the unique "Curriculum Guide" service that lets the home schooling community shop online for curriculum with the assistance of integrated product reviews from peer families, making purchase decisions more relevant to each child's individual needs and learning style. Additional sitewide service additions include:
"my.crosswalk.com" personalized Web start pages; online greeting cards; enhanced Internet filtering for surfing and searching; and a broad-based strategy for email newsletter publishing. The Company believes that these services increase visits, pageviews and members for crosswalk.com by affording site visitors a greater level of convenience and personalization.

The Company engaged in various marketing efforts in 1999 to increase awareness of and affinity for the crosswalk.com brand and to drive visits, pageviews and members for the site and community. Most notable were strategies to extend messaging beyond the traditional Christian media and into general market programming with high appeal for the broad-based Christian consumer marketplace. Examples include network television advertising on "Dateline" (NBC), "Touched By An Angel" (CBS affiliates), and various programs on both the CNN and the PAX networks. Radio initiatives included sponsorship positions on "The Rush Limbaugh Show" and "The Dr. Laura Show", the top two rated radio programs in the country, plus hundreds of markets on the leading Christian radio networks. The Company also sponsored over 300 live Christian music events, supported key content areas through targeted print publications, and invested in increasingly efficient online advertising models, email newsletter growth, and viral Internet marketing via contests and promotions.

On the technology front, in the fourth quarter of 1999, the Company completed its migration to an Oracle/Sun server architecture. Pursuant to the completion of this task, the Company believes that it is well positioned to serve its members and support continued growth in Web site traffic on crosswalk.com.

The Company has a limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of December 31, 1999, the Company had an accumulated deficit of $22,044,497.

The Company's expense levels are based in part on possible future revenues, of which there can be no assurance. The Company's ability to generate revenue from the commercial sale of advertising space on crosswalk.com is tied to its ability to generate traffic on the Web site, and the effectiveness of its sale staff. The Company plans to significantly increase its sales efforts, however a shortfall in revenues without commensurate reductions in cost, could have an immediate adverse impact on the Company's business, results of operations and financial condition. The Company expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RESULTS OF OPERATIONS
1999 COMPARED TO 1998

NET LOSS

For 1999, the Company reported a net loss of $10,650,282, or a loss of $1.56 per diluted common share, compared to a net loss of $3,457,064, or a loss of $0.98 per diluted common share in 1998. In 1997, the Company reported a net loss of $4,271,249, or a loss of $3.31 per diluted common share. The increase in loss in 1999 of $7,193,218 (108%) over 1998, was due primarily to an increase in expenditures, the details of which follow, offset to an extent by an increase in gross margin and other income. The increased loss consisted of a $13,433,491 (282%) increase in Operating expenses for 1999, ($18,196,028) as compared to ($4,762,537) in 1998, offset to an extent by a $2,725,959 (610%) increase in gross margin and a $422,385 (190%) increase in Other income. Other income increased primarily as a result of a $442,839 (198%) increase in interest income resulting from the investment of funds generated from the redemption of Purchase Warrants and exercise of Underwriter Warrants issued in the Company's initial public offering. In 1997, Other expense was $1,786,746 as it included interest expense of $1,700,000 associated with the repayment of a bridge loan in the fourth quarter of 1997.

OPERATING REVENUES

Revenue for 1999 was $6,901,181 compared to $1,083,294 in 1998 and $422,368 in
1997. The 1999 performance represents a 537% revenue growth over 1998. Revenue generated from Advertising/sponsorship sales in 1999, 1998 and 1997 was $6,376,611, $737,676 and $16,876 respectively. Revenue generated from Retail sales was $343,447 in 1999, $134,446 in 1998 and $66,410 in 1997. Internet
services revenue has gradually reduced per the business plan to $181,123 in 1999 from $211,172 in 1998 and $339,082 in 1997.

Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services, amounted to 42% percent of the revenue generated in 1999 versus 52% of revenues in 1998 and none in 1997. Therefore, cash revenue in 1999 was $4,025,000 versus $520,000 in 1998, a growth of 674%. The Company enters into barter transactions only when it believes that the services, products and sponsorship received enhance the Company's brand recognition and market share in a manner which the Company may not have been able to acquire through other marketing or purchasing channels without incurring expense greater than the value of the barter received.

Recognizing that there is diversity of practice within the Internet industry in recognizing revenue and associated cost on initial content integration and/or development fees, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" in December 1999 (SAB 101). Prior to the issuance of SAB 101, the Company had been recording revenue for the content integration or development fee portion of sponsorships of its Web site upon completion of work scope related to the contract implementation. Pursuant to SAB 101, effective January 1, 2000, the Company has elected to change its revenue recognition on these content integration or development fees to a more preferable method whereby revenue will be recognized ratably over the term of the contract. The cumulative effect of this change is to increase the accumulated deficit by approximately $1.4 million at January 1, 2000. Had the change been made at January 1, 1999, revenues for the year ended December 31, 1999 would have been reduced by approximately $2.2 million and the net loss of the Company for the year ended December 31, 1999 would have been increased by $1.4 million or ($0.20) per share.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to selling advertising space on and sponsorships of crosswalk.com; retailing Christian interest products on crosswalk.com; and development, maintenance, and support of customer websites; was $3,728,276, $636,348 and $232,363 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's gross margin for 1999 increased to 46% from 41% in 1998 and 44% in 1997. This increase is due primarily to the decrease in barter transactions.

CROSSWALK OPERATIONS

Crosswalk.com operational expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements of crosswalk.com, increased to $4,795,061 in 1999 as compared to $1,529,665 and $959,619 in 1998 and 1997, respectively. The increase from 1998 to 1999 of 214% ($3,265,396) is mostly due to increased headcount related to the growth in crosswalk.com. Staffing and associated costs accounted for ($1,835,794 or 56%) of this year to year increase. Consulting expenses related to database and server migration and other developmental needs attributed to ($272,970 or 8%) of this year to year increase. The Company has expanded its consulting and development staff in order to provide continuous improvements to crosswalk.com's products and services. The next largest increase in costs ($395,771 or 12%) was due to the increase in content expenses as the Company now purchases a larger amount of content from a wider variety of sources and on many more topics due to the increased number of channels and the depth of those channels. Depreciation expense grew by $313,860, which represents 10% of this increase. This was primarily due to capital acquisitions underlying the Company's migration to an Oracla/Sun server architecture. Finally, with the increase in capacity and headcount and associated software needs, licensing and maintenance fees made up ($148,504 or 5%) of this overall increase.

SALES AND MARKETING

Sales and marketing expenses increased in 1999 from 1998 by 438% ($5,450,893) to $6,693,729, up from $1,242,836 in 1998 and $837,171 in 1997. Sales and marketing expenses increased almost entirely due to the Company's investment in cross-media marketing and branding advertising campaigns to promote crosswalk.com which did not commence until the fourth quarter of 1998. Sales and marketing expenses for the year ended December 31, 1997 included a one time non-cash expense item of $200,000 relating to the donation by the Company of its common stock to one of the Company's ministry partners.

GENERAL AND ADMINISTRATIVE

General & administrative (G&A) expenses in 1999 were $2,978,962, an increase of 120% ($1,625,274) over $1,353,688 in 1998 and $877,718 in 1997. The increase in
G&A expense between 1998 and 1999 is largely due to recognition of amortization of intangible assets of $455,334 which comprised 28% of the increase, and $444,100 of bad debt expense which accounts for 27% of the increase. Increases in investor relations expenditure of ($230,557 or 14% of the increase), increased legal and accounting expenditures ($92,646 or 6%), increased facility related expenses of ($114,645 or 7%), and increased staffing and associated costs of ($132,267 or 8%), offset to an extent by a reduction in consulting expenses of $106,065, round out the material changes in G&A expenses necessary to support the operations of the Company.

OTHER INCOME

Interest income in 1999 was $666,965 versus $224,126 and $90,795 in 1997. The increase of 206% in 1999 over 1998 is due primarily to the investment of the proceeds from the redemption of warrants issued as part of the Company's initial public offering. The Company recorded a loss on disposal of software assets of $22,254 in 1999.

Interest expense was $146 in 1999, $1,947 in 1998 and $1,877,541 in 1997. The
1997 expense was due primarily to the recognition of $1,700,000 of interest expense on the Company's junior subordinated notes in 1997. These notes were repaid with the proceeds from the Company's IPO during the fourth quarter of 1997.

RESULTS OF OPERATIONS
1998 COMPARED TO 1997

NET LOSS

For the year ended December 31, 1998, the Company incurred a net loss of $3,457,064 as compared to a net loss of $4,271,249 for the same period in 1997. This reduced loss of $814,185 (19%) was due primarily to an increase in revenues and other income, the details of which follow, offset to an extent by an increase in product costs and expenditures. The reduced loss consisted of a $256,941 (135%) increase in gross margin and a $2,008,925 (112%) increase in Other income for the year ended December 31, 1998 as compared to the year ended December 31, 1997, offset to an extent by a $1,451,681 (54%) increase in Operating expenses. Other income increased as a result of a $133,331 (146%) increase in interest income and a $1,875,594 (100%) decrease in interest expense as 1997 included interest expense of $1,700,000 associated with the repayment of a bridge loan in the fourth quarter of 1997.

OPERATING REVENUES

The Company generated $660,926 or 156% more revenue in the year ended December 31, 1998 than in the same period in 1997. The $1,083,294 of revenue earned in 1998 consisted of $737,676 from Advertising/sponsorship sales, $134,446 from Retail sales, and $211,172 from Internet services, while the $422,368 of revenue earned in 1997 consisted of $16,876 from Advertising/sponsorship sales, $66,410 from Retail sales, and $339,082 from Internet services. The year on year change in revenue mix is a 4,271% ($720,800) increase in Advertising/sponsorship sales, a 102% ($68,036) increase in Retail sales, a 38% ($127,910) decrease in Internet services revenue. Barter agreements which allowed for equal exchanges of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet websites, amounted to fifty-two percent of the revenue earned in 1998. Advertising/sponsorship sales increased because of the Company's focus on the sponsorship business model during 1998. Retail sales increased in 1998 due to increased marketing efforts and product offerings. The decrease in Internet service revenue was due to the Company's transition from being a web consulting services provider to being a community builder, as previously described.

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

CROSSWALK OPERATIONS

Crosswalk operations, which consisted primarly of costs related to the Company's maintenance and enhancements for the Company's intractive Web site crosswalk.com, and labor and material costs associated with the development of new products and services, increased to $1,529,665 for the year ended December 31, 1998, as compared to $959,619 for the same period in 1997. The majority of this increase ($615,667 or 64%) is due to the Company's shift from being a consulting services company to being a consumer focused community portal. A smaller portion of salary expense was charged to cost of sales in 1998 due to the decrease in consulting service revenues. In addition, there was an across the board wage increase in September 1997 and a larger staff in Crosswalk operations in 1998 as compared to 1997. There were also increases in consulting services, content, and travel expenses which directly resulted from the expansion of services provided via crosswalk.com.

SALES AND MARKETING

Sales and marketing expenses increased by 48% ($405,665) to $1,242,836 for the year ended December 31, 1998, from $837,171 for the year ended December 31, 1997. Sales and marketing expenses for the year ended December 31, 1997 included a one time non-cash expense item of $200,000 relating to the donation by the Company of its Common Stock to one of the Company's ministry partners. Without taking into account this one time non-cash expense item, sales and marketing expenses increased for the year ended December 31, 1998 by $605,665, or (95%) over 1997. This increase is a result of the Company's initiation of a cross-media marketing campaign to promote the re-branded crosswalk.com. This increased investment consisted of costs mostly related to advertising and promotion in 150 Christian radio markets, online links from search engines, and ads in Christian periodicals. In addition, the Company expanded its sales and marketing staff in the first half of 1998. Finally, there was an across the board wage increase in the end of 1997, subsequent to the Company's initial public offering ("IPO").

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

OTHER INCOME

Interest income increased 139% to $224,126 from $90,795 for the years ended December 31, 1998 and 1997, respectively. This $133,331 increase is mostly due to the investment of the proceeds from the Company's IPO.

Interest expense was $1,947 and $1,877,541 for the years ended December 31, 1998 and 1997, respectively. The $1,875,594 (99.9%) decrease in interest expense is due primarily to the recognition of $1,700,000 of interest expense on the Company's junior subordinated notes in 1997. These notes were repaid with the proceeds from the Company's IPO during the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 1999, 1998, and 1997, net cash used in operating activities was $8,766,112, $3,185,591 and $2,315,966, respectively. Net cash used in investment activities was $10,421,778, $1,262,782, and $42,108 in the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 is as a result of acquisitions, the purchase of technology tools necessary to support the traffic growth on crosswalk.com, and investing cash assets from the redemption of warrants issued as part of the Company's initial public offering. Net cash provided by financing activities was $17,781,933, $2,051,707 and $7,750,729 for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 cash flow from financing activities consisted of the receipt of $17,781,933 from the exercise of 2,528,451 Common Stock Purchase Warrants, 317,500 Common Stock Underwriter Warrants and 190,870 vested stock options. In 1998, cash flow from financing activities consists of the receipt of $2,163,182 from the exercise of 44,000 Common Stock Underwriter Warrants and 313,075 Common Stock Purchase Warrants.

Cash used in financing activities in 1998 consisted of the repayment of $82,230 of long term debt and the incurrance of $31,370 of syndication costs related to the Companys' IPO and registering the shares underlying the Company's 1997 Stock Option Plan.

The Company currently anticipates that its $5,093,108 working capital balance at December 31, 1999, consisting primarily of the proceeds from the exercise of the Common Stock Purchase Warrants and the Common Stock Underwriter Warrants, as previously described, and the remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. However, the Company may seek to raise additional funds in order to expand its marketing campaign and crosswalk.com Channel deployment, and to pursue potential leveraged joint marketing opportunities, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that current working capital will be sufficient to meet the Company's needs or that additional financing will be available to the Company or that such financing will be available on acceptable terms.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

As a result of the Company's limited operating history and the rapid technological change experienced in the Internet industry generally, the Company has limited historical financial data upon which to base future operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues, of which there can be no assurance. There can be no assurance that the Company will be able to accurately predict the levels of future revenues, if any, and the failure to do so would have a materially adverse effect on the Company's business, results of operations and financial condition.

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

FORWARD LOOKING STATEMENTS

Certain information in this quarterly report on Form 10-KSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements.

OUTLOOK AND UNCERTAINTIES

The Company's future financial condition and results are subject to substantial risks and uncertainties, some of which are summarized in this section.

WE HAVE A LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS ENCOUNTERED BY DEVELOPING COMPANIES

Although we were founded in 1993, we did not start generating revenue until 1996. Accordingly, we have a limited operating history and little operating and financial data upon which you may evaluate us. Accordingly, our business is subject to the risks, expenses and difficulties frequently encountered by companies with a limited operating history including:

-    Limited ability to respond to competitive developments;

- Rapid technological changes and increased competition could adversely affect market acceptance of our services;

- Exaggerated effect of unfavorable changes in general economic and market conditions;

-    Ability to develop or fully utilize relationships with strategic partners;

-    Ability to identify, attract, retain and motivate qualified personnel;

-    Ability to develop and extend the Crosswalk brand; and

-    Ability to develop and introduce new product and service offerings.

There is no assurance we will be successful in addressing these risks. If we are unable to successfully address these risks, our business could be significantly affected.

THE EXPECTED FLUCTUATIONS OF OUR QUARTERLY RESULTS COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE

We expect to experience significant fluctuations in future quarterly operating results that may be caused by multiple factors, many of which are not within our control, including the following:

     -    the level of usage of the Internet;

     -    the demand for Internet advertising and our products and services;

     -    the level of user traffic on our online services;

     - the number, timing and significance of new service announcements by us and our competitors;

     -    the acceptance of our marketing initiatives;

     - our ability to develop, market and introduce new and enhanced versions of our services on a timely basis;

     -    the level of product and price competition;

     -    pricing changes for Internet-based advertising;

     - changes in our operating expenses, service mix, or sales incentive strategy; and

     - changes in general economic factors or conditions specific to the Internet industry.

Our operating expense levels are based, in significant part, on management's expectations of future quarterly revenue. If actual revenue levels on a quarterly basis are below management's expectations, both gross margins and results of operations are likely to be adversely affected because a relatively small amount of our costs and expenses varies with revenue in the short term. As a result, if our revenues are lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline.

COMPETITION IN OUR INDUSTRY IS HIGHLY COMPETITIVE AND COULD REDUCE OR ELIMINATE THE DEMAND FOR OUR SERVICES

We face intense competition in the markets for our products and services. We generate revenue from the sale of sponsorship and advertising space on our Web site; the online retailing of Christian and family-friendly products and services (including commissions and referral fees from co-marketing relationships and affinity marketing programs); and, to an increasingly lesser extent, Web site development and technology consulting services to various organizations. For our retails sales commissions and fees, we compete with traditional buying services, stores and other Web sites where the products and services we feature are available. To sell sponsorships and advertising space on our Web site, we compete with all other mediums of advertising such as print and direct mail, radio and television, as well as the hundreds of thousands of Web sites.

For example, the largest providers of online navigation, information, entertainment, business and community services, such as Yahoo!, Lycos, AltaVista, Microsoft, Netscape and America Online, provide Internet products and services that target a wide range of audiences and communities which may also appeal to our Christian and family-friendly audience. Likewise, we face competition from companies providing similar services to other vertical markets or targeted audiences which overlap with the interests of our audience. There are also several other companies, including nonprofit organizations, which are attempting or may attempt to aggregate Christian or family-friendly content on the Internet. These competitors include iChristian.com, a Web site offering products and services geared to the Christian marketplace; OnePlace.com, and ICRN which was recently acquired by Salem Communications; Gospel Communications Network, a Web site operated by a division of Gospel Films; Lightsource Online, a Web site operated by KMA Gaylord Entertainment; and Christian Answers.Net, a Web site operated by Eden Communications.

Many of these competitors have longer operating histories, greater name recognition and significantly greater financial and other resources than Crosswalk. Moreover, there are no substantial barriers to entry in our markets, and we expect this competition to continue to intensify, especially as we expand our own product and service offerings. For instance, the presence of these competitors in the Internet marketplace could cause us to increase our spending on marketing, sales and product development.

There can be no assurance that we will ever be positioned to compete successfully with our current or future competitors nor can there be any assurance that the competitive pressures we face will not result in increased marketing costs, decreased Internet traffic or loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

WE COMPETE IN A MARKET SUBJECT TO RAPID TECHNOLOGICAL CHANGES AND MUST CONTINUE TO ENHANCE OUR PRODUCTS AND SERVICES TO COMPETE EFFECTIVELY

The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. For example, to the extent that higher bandwidth Internet access becomes more available, we may be required to make significant changes to the design and content of our products and services. In addition, the ever changing nature of the Internet and the continual increase in the number of companies from a multitude of industries offering Internet-based products and services indicate that our future success will depend in significant part on our ability to adapt to rapidly changing technologies, the ability to adapt our services and products to evolving industry standards, and to continually improve the performance, features and reliability of our services and products in response to both evolving demands of the marketplace and competitive service and product offerings.

For example, we must continue to enhance and improve the content, features and functionality of our Web site. There is no assurance that we will be able to successfully identify new product and service opportunities or successfully design, develop, test and introduce new services and products in a timely manner. Furthermore, even if we are able to successfully identify, develop and introduce new products and service, there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results, and financial condition could be materially adversely affected. The following factors could affect the success of our products and services:

- The failure of our business plan to accurately predict the rate at which the market for Internet products and services will grow;

- The failure of our business plan to accurately predict the types of products and services the future Internet marketplace will demand;

-    Our limited experience in marketing our products and services;

- The failure of our business plan to accurately predict our future participation in the Internet marketplace;

- The failure of our business plan to accurately predict the estimated sales cycle, price, and acceptance of our products and services;

- The development by others of products and services that render our products and services noncompetitive or obsolete; and

- Our failure to keep pace with the rapidly changing technology, evolving industry standards, and frequent new product and service introductions that characterize the Internet marketplace.

OUR REVENUE MODEL DEPENDS ON THE ADOPTION AND EFFECTIVENESS OF THE INTERNET AS AN ADVERTISING MEDIUM AND OUR ABILITY TO ATTRACT AND EXPAND OUR USER AND ADVERTISER BASE

We currently derive and expect to continue deriving a significant portion of our revenues from advertisements and sponsorships on our Web site. Accordingly, our future success is highly dependent on the acceptance and growth of the Internet as an advertising medium and our ability to attract and expand our user and advertiser base. Our ability to sustain and increase our current level of advertising revenues depends, in part, on our ability to hire, retain, manage, train and motivate our internal sales force. If a significant portion of our sales force leaves, we may not be able to compete effectively for or retain current and potential advertisers.

In addition, for the adoption of the Internet as an advertising mechanism to increase, particularly to those companies that have historically relied upon other forms of media, companies must be convinced that advertising or promoting their products or services on the Internet is more effective than other forms of media. Most of our current and potential advertising customers, however, do not have a long history of using the Internet as an advertising medium and continue to allocate only a limited portion of their advertising budgets to Internet advertising. Moreover, because the Internet advertising market is new and rapidly evolving, there are no widely accepted standards or measurements for gauging its effectiveness. As a result, our advertisers may challenge or refuse to accept our internal or third-party measurements of advertisement delivery, and such measurements may contain errors. If advertisers determine that banner advertisements, or other forms of Internet advertising, are not an effective advertising medium, then we may not be able to increase or sustain our current advertising revenues. Likewise, since companies advertising on the Internet typically prefer to advertise on high-traffic sites, our ability to increase our advertising revenue will depend in large part on our ability to attract more users to our Web site.

The intense competition we face in the sale of advertising has resulted and will continue to result in a wide range of rates quoted by different vendors for a variety of products and services. This, combined with a limitation on the type and content of advertising acceptable to management for use on crosswalk.com, makes it very difficult to project our future levels of Internet advertising revenue.

WE MUST CONTINUE TO DEVELOP AND INCREASE AWARENESS OF A "BRAND IDENTITY" IN ORDER TO ATTRACT AND EXPAND OUR USER AND ADVERTISER BASE

With the growing number of Internet sites and low barriers to entry in our industry, we believe that developing and maintaining the "crosswalk.com" brand is critically important to our future success in attracting and expanding our audience and advertiser base. Promotion and enhancement of our brand will depend in large part on our ability to continue product high-quality products and services to the users of our Web site. We may also find it necessary to substantially increase our expenditures for creating and maintaining a distinct brand loyalty among Internet users. In addition, if there is a breach (or alleged breach) of our security or the privacy of our users, or if any third party undertakes illegal or harmful activity that affects our services or users, we could suffer substantial adverse publicity which may harm our brand reputation. Therefore, if we (1) cannot provide high quality online products and services, (2) introduce new online products and services that are not favorably received by users, (3) fail to adequately promote and maintain our brands, (4) incur excessive expenses in attempting to enhance our brand images or promote our products and services, or (5) are subject to unfavorable publicity due to breaches of our security systems, our business, results of operations and financial condition could be materially effected.

WE MAY NOT BE ABLE TO SECURE FUNDING IN THE FUTURE TO OPERATE OUR BUSINESS

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. Although we believe that our present cash and cash equivalents, working capital and commitments for additional equity investments will be adequate to sustain our current level of operations throughout 2000, we may need to raise additional funds to expand our marketing initiatives and to accelerate the growth of the business. We may also need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. In addition, we may discover that we have underestimated our working capital needs, and we may need to obtain additional funds to sustain our operations. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the our shareholders will be reduced and such securities may have rights, preferences or privileges senior to those of our existing shareholders. There can be no assurance that additional financing will be available on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund growth, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

COMPUTER SYSTEMS AND SOFTWARE ARE CRITICAL TO OUR OPERATION AND ANY SIGNIFICANT DISRUPTION WOULD ADVERSELY AFFECT OUR BUSINESS

A key element of our strategy is to generate a high volume of traffic on our Web site. Accordingly, the performance of our services and products is critical to our reputation, our ability to attract customers to crosswalk.com and market acceptance of these services and products. Any system failure, including network, software or hardware failure, that causes interruptions in the availability or increased response time of our services would reduce traffic to crosswalk.com and, if sustained or repeated, would reduce the attractiveness of our services to advertisers and other future potential customers or Internet users. An increase in the volume of traffic conducted through our services and products could strain the capacity of our software or hardware which could lead to slower response time or system failures. In addition, as the number of Web sites and Internet users increases, there can be no assurance that our services and products will be able to compete with firms who may have greater financial resources than we do. We are also dependent upon Web browsers and Internet and online service providers for access to our services and consumers may experience difficulties due to system failures unrelated to our own internal systems, services and products. To the extent that the capacity constraints described above are not effectively addressed by management, such constraints would have a material adverse effect on our business, results of operations and financial condition.

We are also vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Although we carry property insurance, our coverage may not be adequate to compensate for all losses that may occur. Despite the implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of our services and products. The occurrence of any of these risks could have a material adverse effect on our business, results of operations and financial condition.

WE RELY ON A NUMBER OF STRATEGIC RELATIONSHIPS WITH THIRD PARTIES TO SUPPLY THE TECHNOLOGY TO OPERATE OUR BUSINESS

We currently license several technologies from third parties. There can be no assurance that these third party technology licenses will be available on commercially reasonable terms, if at all. Our inability to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or product shipments or could materially and adversely affect the performance of our services until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in the introduction of services or product shipments or adverse impact on service quality could materially adversely affect our business, results of operations and financial condition.

We have entered into certain material agreements with numerous businesses which provide us necessary services and products. The following table provides information pertinent to these relationships:

         Name                Service Provided                Term               Consideration
---------------------------------------------------------------------------------------------
Exodus Communications      Hosting                    14 Month contract     Company pays monthly fixed rate
                                                      to March 2001

GTE Interworking           Hosting                    Month to month        Company pays monthly fixed rate

ichat                      Chat Technology            Annual Renewal        Company pays annual license fee

Microsoft Site Server(3)   Retail Application         One Time Charge       Company paid one time fee

Cybercash                  Internet secure            Month to month        Company pays fee per transaction
                           transaction capability

Eliance                    Internet secure            Month to month        Company pays fee per transaction
                           transaction capability

Real Media                 Ad server software         Perpetual license     Company paid one time license fee

Accrue                     Internet Statistical       Perpetual license     Company paid one time license fee
                           Reporting Software

Vignette                   Internet Publishing        Annual Renewal        Company paid one time license fee
                           Software                                         and annual renewal license fee

N2H2                       Filtering Software         Month to month        Company paid one time license fee
                                                                            and pays monthly usage fees

Oracle                     Database Management        Annual Renewal        Company pays one time license fee
                           Software                                         and annual maintenance fee

RealNetworks               Streaming Media            Annual Renewal        Company pays fees for services
                           Services                                         rendered

If these arrangements and activities with such companies were lessened, curtailed, or otherwise modified, we may not be able to replace or supplement such services alone or with other companies. If these companies were to cease to jointly provide their services, our business, results of operations, and financial condition could be materially and adversely affected.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR GROWTH THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

A key part of our strategy is to grow, which may strain our managerial, operational and financial resources. The rapid execution necessary for us to be established as a leader in the developmental market for Internet-based sales of Christian related products, sponsorship and advertising requires an effective planning and management process. Our development has placed, and is expected to continue to place, a significant strain on managerial, technical, sales and marketing and administrative personnel as well as our financial resources. To manage our growth, we must implement operational and financial systems and train and manage our employee base. There can be no assurance that we will be able to successfully implement such systems on a timely basis, if at all. Further, we will be required to manage multiple relationships with consumers, strategic partners and other third parties. There can be no assurance that our systems, procedures or controls will be adequate to support our future operations. Our future operating results will also depend on our ability to expand our sales and marketing organizations, implement and manage new services to penetrate broader markets and further develop and expand our organization. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. There can be no assurance that we will be able to effectively manage such change.

OUR SUCCESS IS TIED TO THE CONTINUED GROWTH AND USE OF THE INTERNET AND THE ADEQUACY OF THE INTERNET INFRASTRUCTURE

Our success is dependent in large part upon the continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including:

     -    inconsistent quality of service;

     -    actual or perceived lack of security of information;

     -    lack of access and ease of use;

     - the failure of the Internet's infrastructure to support Internet usage or electronic commerce;

     -    the failure of businesses developing and promoting Internet commerce;

     -    regulation of the Internet; and

     - lack of availability of cost-effective, high speed service or communications equipment.

Published reports also indicate that as the Internet has grown, users increasingly experience delays, transmission errors and other problems with their use. The use of the Internet may not grow if there are delays in the development or adoption of modifications by third parties to the current configuration of the Internet to support the increased levels of activity. If none of the foregoing changes occurs, or if the Internet does not become a viable commercial medium, our business, results of operation, an financial conditions could be materially adversely affected. Moreover, even if those changes occur, we may need to spend substantial resources to adapt our services to any new technologies relating to the Internet.

WE MUST RETAIN KEY PERSONNEL TO SUCCESSFULLY MANAGE OUR BUSINESS

We believe our most important asset is our people. Our performance is substantially dependent on the performance of our senior management, including William Parker, our Chief Executive Officer and President, and other key members of management. Although the Company has employment agreements, which include non-compete provisions, with its senior management, these agreements may be terminated upon thirty days' written notice. If these members of senior management leave the Company, there could be a material adverse effect on our business, results of operations and financial condition due to the loss of their knowledge regarding the development, opportunities and challenges of our business. Our future success will also depend on our continuing ability to attract and retain additional qualified marketing, sales and technical personnel. There is currently a shortage of qualified personnel with the skills we require, and this shortage is likely to continue. If we are unable to attract, motivate and retain qualified personnel, there could be a material adverse effect on our business, results of operations and financial condition.

OUR CLASSIFICATION AS A "RELIGIOUS CORPORATION" MAY LIMIT OUR ABILITY TO ATTRACT AND RETAIN PERSONNEL AND COULD SUBJECT US TO LEGAL LIABILITY

Our bylaws provide that we are a "religious corporation." In general our policy is to include (1) among our officers and directors, unconditionally, and (2) among our employees where a bona-fide occupational qualification exists, only persons who, upon request, subscribe to our Christian statement of faith. We believe that this is necessary to best identify with and service our selected Christian market niche and to generate our Internet product which is heavily content laden. We believe that our use of these religious criteria in our employment practices does not violate federal law relating to equal employment opportunities because we qualify as an exempt religious corporation for purposes of federal employment law. Federal employment law has been subject to limited judicial and regulatory interpretation on the question of what type of religious corporation would be exempt from the reach of the law. Federal employment law is enforced, in part, by a federal regulatory agency that is vested with broad discretion in interpreting its meaning. Our policies and procedures with respect to hiring have not been examined by federal or state authorities. For these reasons, there can be no assurance that a review of our hiring practices or the operation of our business will not result in determinations that materially adversely affect our business, results of operations and financial condition or our ability to attain our objectives.

WE ARE SUBJECT TO U.S. AND FOREIGN GOVERNMENT REGULATION OF THE INTERNET THAT COULD IMPACT OUR BUSINESS

We are subject to existing federal, state and local laws and regulations that are applicable to businesses generally on such issues as advertising, sweepstakes, promotions, quality of products and services, and intellectual property ownership and infringement. In addition, although we are not currently subject to direct regulation by any government agency, there are currently a few laws and regulations directly applicable to access to or commerce on the Internet. The United States federal government, as well as various state and local governments, have recently passed legislation that regulates various aspects of the Internet relating to issues such as user privacy, online content, copyright infringement, taxation, access charges, liability for third-party activities, and jurisdictions. For example, the federal government recently enacted a law imposing a three-year moratorium on new taxes on Internet-based transactions. This moratorium relates to new taxes on Internet access fees and state taxes on e-commerce. We have not been able to determine how we will be affected by this moratorium, but to the extent that it provides a material benefit, its expiration could have a material adverse effect on our financial condition and results of operations.

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as libel, pricing, user privacy and characteristics and quality of products and services. In addition, the European Union has recently enacted privacy and copyright directives that could impose additional burdens and costs on our operations as we expand internationally. Due to the global nature of the Internet, it is possible that the governments of other nations might attempt to regulate its transmissions, and we may unintentionally violate such laws and be prosecuted for such violations. The adoption of any additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our services and products and increase our cost of doing business or otherwise have an adverse effect on our business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain. Any such new legislation or regulation could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE SUBJECT TO LIABILITY FOR OUR ONLINE SERVICES

Our online products and services allow our users to exchange information, generate and download content, and conduct business. The liability issues for providers of these types of online services for the actions of their users is unsettled. There is a potential that claims could be made against us for defamation, negligence, personal injury, infringement of intellectual property rights, or other theories based on the content of the information available from our Web site. Similar types of claims have been brought, and sometimes successfully asserted, against other online service providers or through content and materials that may have been posted by users in our bulletin boards, classifieds or chat room services.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY

We regard our technology as proprietary and attempt to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods. We also generally enter into confidentiality or license agreements with our consultants and business partners, and generally control access to and distribution of documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our technology is also difficult. There can be no assurance that the steps taken by management will prevent misappropriation or infringement of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS OF THIRD PARTIES

We cannot assure you that third parties will not claim that our products or services infringe upon their intellectual property rights. We have not conducted a search to determine whether any of our services or technologies may be infringing upon the rights of any third parties. However, a number of Internet companies are actively developing search, indexing, e-commerce and other Web-related technologies. We expect that many of these companies will take steps to protect these technologies, including obtaining patent protection. In addition, we are aware that a number of patents have been issued in the areas of e-commerce, online direct marketing, common Web graphics formats and Web-based information indexing and retrieval. Third parties may assert claims against us alleging that we infringe their intellectual property rights. We may incur substantial expenses in defending ourselves against such claims regardless of their merit. If we determine that licensing any third party's proprietary rights is appropriate, we cannot guarantee that we will be able to obtain a license on reasonable terms. As a result of these developments, we could incur substantial costs that could have a material adverse effect on our business, results of operation or financial condition.

WE MAY BE LIABLE IF THIRD PARTIES MISAPPROPRIATE OUR USER'S PERSONAL INFORMATION

If third parties were able to penetrate our network security and misappropriate our users' personal information, we could be subject to liability. For instance, if a third party misappropriates credit card information of one of our users, we could be liable for unauthorized purchases with the information or other similar fraud claims. In addition, such misappropriation could result in liability for other misuses of personal information, such as unauthorized marketing purpose.

OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE AND COULD AFFECT YOUR ABILITY TO RESELL SHARES AT ATTRACTIVE PRICES

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock traded as high as $18.938 per share and as low as $5.00 between January 1, 1999 and December 31, 1999. This volatility may continue. Some of the factors that could lead to this type of volatility include:

- Price and volume fluctuations in the stock market at large that do not relate to our operating performance;

-    Fluctuations in our quarterly revenue and operating results;

-    Structure of future capitalization, if any;

-    Announcements of product releases by us or our competitors;

-    Failure to meet or exceed estimates by securities analysts;

-    Any loss of key management;

-    Announcements of acquisitions and/or partnerships by us or our competitors;

- General economic conditions and general market volatility of Internet-related stocks; and

- Increases in outstanding shares of common stock, including upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

WE CANNOT PREDICT THE EFFECT THAT THE EXERCISE OF EXISTING OPTIONS WILL HAVE ON OUR STOCK

As of December 30, 1999, there were 7,592,972 shares of common stock outstanding and 2,309,280 shares of common stock issuable upon the exercise of outstanding warrants and options. We are unable to predict the effect that any subsequent sales of securities by our existing shareholders, under Rule 144 or otherwise, may have on the then-prevailing market price of our common stock, although such sales could have depressive effect on such market price. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices of the common stock and could impair our ability to raise capital through the sale of its equity securities.

OUR STOCKHOLDERS' ABILITY TO RECOVER MONETARY DAMAGES FROM OUR OFFICERS AND DIRECTORS IS LIMITED

Section 145 of the General Corporation Law of the State of Delaware contains provisions entitling our directors and officers to indemnification from judgments, fines, amounts paid in settlement and reasonable expenses, including attorney's fees, as a result of an action or proceeding in which they may be involved by reason of being or having been a director or officer of Crosswalk.com provided the officers or directors acted in good faith. Our certificate of incorporation contains provisions indemnifying our officers and directors to the fullest extent provided by Delaware law. As a result, the rights of our shareholders to recover monetary damages from directors of Crosswalk.com for breaches of directors' fiduciary duties may be significantly limited.

WE HAVE NOT HISTORICALLY PAID DIVIDENDS AND DO NOT ANTICIPATE PAYING DIVIDENDS IN THE NEAR FUTURE.

We have not paid any dividends on capital stock to date and do not currently intend to pay dividends in the foreseeable future. The payment of dividends, if any, will be contingent upon our revenue and earnings, if any, our capital requirements and our general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. It is the Board's current intention to retain all earnings, if any, for use in business operations and, accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

WE ARE SUBJECT TO THE NASDAQ NATIONAL MARKET SYSTEM LISTING ELIGIBILITY AND MAINTENANCE REQUIREMENTS AND OUR STOCK COULD BE AFFECTED IF WE FAIL TO MAINTAIN THESE REQUIREMENTS

Under the current rules relating to the continued listing of securities on the Nasdaq National Market System, a company must maintain (a) at least $4,000,000 in net tangible assets (b) public float of at least 750,000 shares, (c) market value of public float of at least $5,000,000, and (d) a minimum bid price of $1.00 per share. If we are not able to maintain these listing requirements, we may be downgraded to Nasdaq SmallCap status.

If we should experience losses from operations, we may be unable to maintain the standards for continued listing and our common stock could be subject to delisting from the Nasdaq National Market System or furthermore from the Nasdaq SmallCap Market. Trading, if any, in our common stock would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock.

If our common stock were delisted from Nasdaq, and no other exclusion from the definition of a "penny stock" under applicable SEC regulations were available, our common stock may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting from Nasdaq, if it were to occur, could materially adversely affect the ability of broker-dealers to sell the securities. and the liquidity and trading price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.  FINANCIAL STATEMENTS

The Financial Statements prepared in accordance with Regulation S-X are included in this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated by reference to the Company's definitive Proxy Statement to be filed in accordance with Rule 14a-101, Schedule 14A.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company's definitive Proxy Statement to be filed in accordance with Rule 14a-101, Schedule 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's definitive Proxy Statement to be filed in accordance with Rule 14a-101, Schedule 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's definitive Proxy Statement to be filed in accordance with Rule 14a-101, Schedule 14A.

                      Crosswalk.com, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
REPORT OF INDEPENDENT AUDITOR                                                                          F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Balance sheets at December 31, 1998 and 1999                                                      F-3

     Statements of operations for the years ended December 31,
         1997, 1998, and 1999                                                                          F-4

     Statements of stockholders' equity (deficit) for the years ended December 31,
         1997, 1998, and 1999                                                                          F-5

     Statements of cash flows for the years ended December 31,
         1997, 1998, and 1999                                                                          F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                           F7-F16

To the Board of Directors and Stockholders
Crosswalk.com, Inc. and Subsidiaries

         We have audited the consolidated balance sheet of Crosswalk.com, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Crosswalk.com, Inc. for the years ended December 31, 1997 and 1998 were audited by other auditors whose report dated February 16, 1999 expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crosswalk.com, Inc. and subsidiaries at December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

February 10, 2000
McLean, Virginia

INDEPENDENT AUDITORS' REPORT
================================================================================

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


McLean, Virginia
February 16, 1999

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                              December 31,          December 31,
                                                                                  1998                  1999
                                                                              ------------          ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  3,047,115          $  1,641,157
   Short-term investments                                                          422,536             4,538,906
   Accounts receivable including unbilled receivables of $110,381 and
      $566,515 at December 31, 1998 and 1999, respectively                         352,408             2,157,991
   Deferred costs                                                                   44,930               142,910
   Notes receivable from officers                                                   93,000                37,500
   Other current assets                                                             10,039                27,750
                                                                              ------------          ------------
        Total current assets                                                     3,970,028             8,546,214

LONG TERM INVESTMENTS                                                              508,077             2,774,747

PROPERTY AND EQUIPMENT, net                                                        321,794             1,847,703

OTHER ASSETS:
   Deposits                                                                         56,063               161,275
   Deferred costs                                                                        -                18,216
   Intangible assets, net                                                           46,621             6,438,697
                                                                              ------------          ------------
        Total other assets                                                         102,684             6,618,188
                                                                              ------------          ------------
                                                                              $  4,902,583          $ 19,786,852
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $    110,675          $  2,527,650
   Accrued liabilities                                                             541,441               861,451
   Deferred revenue                                                                 24,730                64,005
                                                                              ------------          ------------
        Total current liabilities                                                  676,846             3,453,106

OTHER LIABILITIES:
   Accounts payable                                                                 46,243                72,210

COMMITMENTS                                                                              -                     -

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                       -                     -
   Common stock, $.01 par value, 20,000,000 shares authorized
      4,034,956 and 7,592,972 shares issued and outstanding
      at December 31, 1998 and 1999, respectively                                   40,349                75,930
   Common stock warrants                                                           666,722               127,660
   Additional paid-in capital                                                   14,868,630            38,156,922
   Accumulated deficit                                                         (11,394,216)          (22,044,497)
   Accumulated other comprehensive loss:
     Net unrealized loss on available-for-sale securities                           (1,991)              (54,479)
                                                                              ------------          ------------
        Total stockholders' equity                                               4,179,494            16,261,536
                                                                              ------------          ------------

                                                                              $  4,902,583          $ 19,786,852
                                                                              ============          ============


                            See accompanying notes.                           F3

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Year Ended December 31,
                                                      1997              1998              1999
                                                  ------------      ------------      ------------
OPERATING REVENUES:
  Advertising/sponsorship sales                   $     16,876      $    737,676      $  6,376,611
  Retail sales                                          66,410           134,446           343,447
  Internet services                                    339,082           211,172           181,123
                                                  ------------      ------------      ------------
      Total operating revenues                         422,368         1,083,294         6,901,181

OPERATING EXPENSES:

  Cost of goods and services                           232,363           636,348         3,728,276
  Crosswalk operations                                 959,619         1,529,665         4,795,061
  Sales and marketing                                  837,171         1,242,836         6,693,729
  General and administrative                           877,718         1,353,688         2,978,962
                                                  ------------      ------------      ------------
      Total operating expenses                       2,906,871         4,762,537        18,196,028
                                                  ------------      ------------      ------------

LOSS FROM OPERATIONS                                (2,484,503)       (3,679,243)      (11,294,847)

OTHER INCOME (EXPENSE):
  Interest income                                       90,795           224,126           666,965
  Interest expense                                  (1,877,541)           (1,947)             (146)
  Loss on sale of property and equipment                     -                 -           (22,254)
                                                  ------------      ------------      ------------
      Total other income (expense)                  (1,786,746)          222,179           644,565
                                                  ------------      ------------      ------------

NET LOSS                                          $ (4,271,249)     $ (3,457,064)     $(10,650,282)
                                                  ============      ============      ============

Net loss per common share (basic and diluted)     $      (3.31)     $      (0.98)     $      (1.56)
                                                  ============      ============      ============

Weighted average number of common
  shares outstanding                                 1,289,460         3,535,487         6,822,575
                                                  ============      ============      ============


                             See accompanying notes.                          F4

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM DECEMBER 31, 1996 TO DECEMBER 31, 1999

                                                                         Common Stock
                                                               -------------------------------        Additional         Common
                                                                   (rounded to whole shares)            Paid-in           Stock
                                                                  Shares             Amount             Capital          Warrants
                                                               ------------       ------------       ------------      ------------
BALANCE, DECEMBER 31, 1996                                          674,998              6,750            889,876           111,187

Issuance of common stock throughout 1997,
    net of offering costs of $1,899,805                           2,423,449             24,234         10,075,784                 -
Issuance of common stock warrants                                                                                           555,535
Net loss                                                                  -                  -                  -                 -
                                                               ------------       ------------       ------------      ------------
BALANCE, DECEMBER 31, 1997                                        3,098,447             30,984         10,965,660           666,722

Issuance of common stock throughout 1998
    net of offering costs of $29,245                                579,434              5,794          1,743,359                 -
Common stock issued pursuant to exercise of
    underwriter warrants                                             44,000                440            362,560                 -
Common stock issued pursuant to warrants exercised                  313,075              3,131          1,797,051                 -
Net loss                                                                  -                  -                  -                 -
                                                               ------------       ------------       ------------      ------------
BALANCE, DECEMBER 31, 1998                                        4,034,956       $     40,349       $ 14,868,630      $    666,722

Issuance of common stock throughout 1999                             26,350                264            202,619                 -
Issuance of common stock pursuant to business
    combination, net of offering cost of $9,901                     494,845              4,948          4,785,146                 -
Common stock issued pursuant to exercise of
    underwriter warrants                                            317,500              3,175          2,676,527                 -
Common stock issued pursuant to warrants exercised
    net of offering costs of $33,647                              2,528,451             25,285         15,018,724          (539,062)
Common stock issued pursuant to exercise of stock options           190,870              1,909            605,276                 -
Net loss                                                                  -                  -                  -                 -
                                                               ------------       ------------       ------------      ------------

BALANCE, DECEMBER 31, 1999                                        7,592,972       $     75,930       $ 38,156,922      $    127,660
                                                               ============       ============       ============      ============


                                                                                    Accumulated
                                                                                       Other               Total
                                                               Accumulated         Comprehensive          Equity
                                                                  Deficit               Loss             (Deficit)
                                                               ------------        -------------       ------------
BALANCE, DECEMBER 31, 1996                                       (3,665,903)                  -          (2,658,090)

Issuance of common stock throughout 1997,
    net of offering costs of $1,899,805                                   -                   -          10,100,018
Issuance of common stock warrants                                         -                   -             555,535
Net loss                                                         (4,271,249)                  -          (4,271,249)
                                                               ------------        ------------        ------------
BALANCE, DECEMBER 31, 1997                                       (7,937,152)                  -           3,726,214

Issuance of common stock throughout 1998
    net of offering costs of $29,245                                      -                   -           1,749,153
Common stock issued pursuant to exercise of
    underwriter warrants                                                  -                   -             363,000
Common stock issued pursuant to warrants exercised                        -                   -           1,800,182
Net loss                                                         (3,457,064)             (1,991)         (3,459,055)
                                                               ------------        ------------        ------------
BALANCE, DECEMBER 31, 1998                                     $(11,394,216)       $     (1,991)       $  4,179,494

Issuance of common stock throughout 1999                                  -                   -             202,883
Issuance of common stock pursuant to business
    combination, net of offering cost of $9,901                           -                   -           4,790,094
Common stock issued pursuant to exercise of
    underwriter warrants                                                  -                   -           2,679,702
Common stock issued pursuant to warrants exercised
    net of offering costs of $33,647                                      -                   -          14,504,947
Common stock issued pursuant to exercise of stock options                 -                   -             607,185
Net loss                                                        (10,650,282)            (52,488)        (10,702,770)
                                                               ------------        ------------        ------------

BALANCE, DECEMBER 31, 1999                                     $(22,044,497)       $    (54,479)       $ 16,261,536
                                                               ============        ============        ============


See accompanying notes.                                                      F-5

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS
                                                                                 ENDED DECEMBER 31,
                                                                     1997              1998              1999
                                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $ (4,271,249)     $ (3,457,064)     $(10,650,282)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                        80,605           130,353           453,656
   Amortization                                                       142,462             4,165           457,262
   Loss on disposal of property and equipment                               -            12,010            22,254
   Amortization of debt discount charged to interest expense           86,270                 -                 -
   Stock compensation expense                                          11,062                 -           105,576
   Common stock donated                                               200,000                 -                 -
   Common stock issued in lieu of cash for
      interest on repayment of long term debt                       1,733,750                 -                 -
   Changes in operating assets and liabilities:
      Accounts receivable                                             (46,076)         (259,882)       (1,805,583)
      Notes receivable from officer                                   (83,000)                -            55,500
      Deposits                                                              -           (55,813)         (105,212)
      Deferred costs                                                   28,868           (43,885)         (116,196)
      Other current assets                                              3,488             6,826           (17,711)
      Accounts payable                                               (186,033)           84,054         2,475,339
      Accrued liabilities                                             (28,006)          384,933           320,010
      Deferred revenue                                                 11,893             8,712            39,275
                                                                 ------------      ------------      ------------
         Net cash used in operating activities                     (2,315,966)       (3,185,591)       (8,766,112)
                                                                 ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                (42,108)         (325,178)       (2,001,862)
   Business acquisitions, net of cash acquired                              -            (5,000)       (1,982,397)
   Sales and maturities of investments                                      -         5,021,027         9,589,960
   Purchase of investments                                                  -        (5,953,631)      (16,027,479)
                                                                 ------------      ------------      ------------
      Net cash used in investing activities                           (42,108)       (1,262,782)      (10,421,778)
                                                                 ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayment of short-term debt                                  (135,759)                -                 -
   Proceeds from notes payable                                         82,230                 -                 -
   Repayment of notes payable                                               -           (82,230)                -
   Net repayment of short-term debt, officer and director            (835,000)                -                 -
   Net proceeds from issuance of common stock and warrants          8,639,258         2,133,937        17,781,933
                                                                 ------------      ------------      ------------
      Net cash provided by financing activities                     7,750,729         2,051,707        17,781,933
                                                                 ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             5,392,655        (2,396,666)       (1,405,957)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                   51,126         5,443,781         3,047,115
                                                                 ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  5,443,781      $  3,047,115      $  1,641,157
                                                                 ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION:
   Interest paid                                                 $     80,312      $      3,508      $         73
                                                                 ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

Purchase of "Investigator" software methodolgy for Common Stock totaling $50 and Additional Paid in Capital of $49,950 in August of 1998

Purchase of "GraceWeb" Web site for Common Stock totaling $100 and Additional Paid in Capital of $97,400 in August

Purchase of "Wike Associates" for Common Stock totaling $4,948 and Additional Paid in Capital of $4,795,049 in August

See accompanying notes.                                                      F-6

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       ORGANIZATION

Crosswalk.com, Inc. ("Crosswalk" or the "Company"), (formerly DIDAX INC.), closed on its initial public offering (IPO) of securities listed on the Nasdaq Small Cap Market on October 3, 1997 with gross proceeds of $10,539,063, comprised of $10,000,000 from the issuance of 2,000,000 shares of common stock, $468,750 from the issuance of 2,500,000 purchase warrants, and $70,313 for the over-allotment of an additional 375,000 purchase warrants. Proceeds, net of underwriter commission and offering costs, amounted to approximately $8,639,000. The proceeds from the IPO were used to repay approximately $2,645,000 in outstanding debt. In August of 1999, Crosswalk began trading on the Nasdaq National Market System.

In the quarters ended December 31, 1998 and March 31, 1999, Crosswalk received an aggregate of $16,338,776 from the exercise of 2,841,526 (or 98.8%) of the purchase warrants outstanding. The purchase warrants were exercised mostly in response to the Company's action to call the purchase warrants consistent with the term's of the Purchase Warrant Agreement submitted as an Exhibit to the IPO. The redemption date was February 12, 1999.

The Company's business includes the development and aggregation of Internet content and services; advertising, sponsorship and royalty sales; and the resale of products specifically designed to meet the needs of Christian users of the Internet and the World Wide Web. The Company intends to build traffic and membership to its Web site www.crosswalk.com(TM) ("crosswalk.com"), through efficient marketing and product development activities, with the goal of building market awareness and acceptance of its product, which it believes will result in revenue growth and profitability. The Company operates in one business segment.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated. Certain items in the accompanying 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

Use of estimates - Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Cash equivalents - Cash and cash equivalents include cash and investments with initial maturities of three months or less.

Short and long-term investments - The Company invests in U.S. government bonds and treasury notes, municipal bonds, and corporate bonds. Investments with current maturities greater than three months but less than twelve months from the balance sheet date are considered short-term investments. Those investments with maturities greater than twelve months from the balance sheet date are considered long-term investments.

The Company's marketable securities are classified as available-for-sale as of the balance sheet dates and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

Depreciation and amortization - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the life of the related lease. Intangible assets are amortized over useful lives of five to ten years using the straight-line method.

Revenue recognition - The Company's revenues are primarily derived from the sale of banner advertising and sponsorship contracts. In addition, revenue is generated from electronic commerce transactions, primarily consisting of Christian music sales, and referral fees. The Company also generates revenue from various client based Internet services, including Web consulting, hosting, access and events management. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of crosswalk.com. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. On sponsorship contracts for prime website exposure where impressions are not guaranteed and revenue sharing follows from the sale of the sponsors' products, initial content integration and/or

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

development fees are recorded as revenue upon completion of work scope related to the contract, which in most cases is consistent with the time the sponsor is first positioned on crosswalk.com. Any revenue sharing for customer products sold as part of the sponsorship are recorded by the Company net of any of the customers' share portion. Retail revenue is based on the sales price of products offered before application of sales tax, if applicable. Internet services revenue is recognized as earned ratably in accordance with the provisions of the individual customer contracts. Referral fees are recognized upon recognition of earned value in accordance with the terms of contracts on which they are earned. Hosting and Internet access revenues are recognized in the period earned based on the number of active users and the contractual rate remitted by the Internet provider.

Barter transactions, amounting to approximately forty-two percent of revenues for the year ended December 31, 1999, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions. Barter transactions consist of providing hosting services in return for product price discounts, web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

Net loss per common share - The Company reports basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by the assumed conversion of any potential common share equivalents, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding.

Capital structure - The Company's outstanding stock is completely comprised of voting common stock. The Company has issued 2,841,526 shares of common stock upon the exercise of 2,841,526 Redeemable Common Stock Purchase Warrants, 166,500 shares of common stock upon the exercise of 166,500 Common Stock Underwriter Warrants, 195,000 shares of common stock upon the exercise of 195,000 Common Stock Warrant Underwriter Warrants, and 514,845 shares of common stock for the purchase of intangible assets.

Comprehensive income - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the years ended December 31, 1998 and 1999, the Company's comprehensive loss was $3,459,055 and $10,704,762, respectively.

Stock-based compensation - The Company has elected to continue to account for its stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees", which uses the intrinsic value method, however, as required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has disclosed the pro forma impact on the consolidated financial statements assuming the measurement provisions of SFAS No. 123 had been adopted. See Note
L. The Company accounts for all other issuances of equity instruments in accordance with SFAS No. 123.

Deferred costs - Deferred costs at December 31, 1998 consisted of content fees, conference fees, and legal fees. The content and conference fees were charged to expense once the services associated with these fees had been delivered to the Company. The legal fees were charged to expense in 1999.

Deferred costs at December 31, 1999 consisted of software maintenance, training and license fees along with content and conference fees and insurance and investor relations fees. The software maintenance and license fees are ratably expensed over the life of the maintenance and license agreements, and training is expensed as utilized. The content, conference and investor relations fees are charged to expense once the services associated with these fees have been delivered to the Company. Insurance costs are ratably expensed over the life of the policy for which premiums have been paid.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes - Crosswalk accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair value of financial instruments - The carrying value of cash and cash equivalents, investments, accounts receivable and notes payable approximate fair value because of the relatively short maturity of these instruments.

Derivative instruments and hedging activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted by the Company in the first quarter of fiscal year 2001. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

Advertising expense - All advertising costs are expensed when incurred. Advertising expenses were approximately $5,092,000, $522,000 and $95,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

C.       CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

Securities available-for-sale in the accompanying balance sheets at December 31, 1998 and 1999 include investments of $2,235,200 and $4,793,805, at December 31, 1998 and 1999, respectively, (of which $1,812,664 and $254,899, respectively, are included in Cash and Cash Equivalents since they have original maturities of three months or less), with contractual maturities of one year or less, and $508,077 and $2,774,747, at December 31, 1998 and 1999, respectively, with contractual maturities of one through five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity.

The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of December 31, 1998 and 1999 are as follows:

                                                                Gross Unrealized  Gross Unrealized
                                Market Value      Cost Basis          Gains           Losses
                                ------------      ----------    ----------------  ----------------
U.S. Govt. Debt Securities       $2,407,143       $2,406,362       $    2,754       $   (1,973)
Municipal Debt Securities               ---              ---              ---              ---
Corporate Debt Securities           336,134          338,906              ---           (2,772)
                                 ----------       ----------       ----------       ----------
Total at December 31, 1998       $2,743,277       $2,745,268       $    2,754       $   (4,745)
                                 ==========       ==========       ==========       ==========

U.S. Govt. Debt Securities       $3,671,880       $3,699,741       $      730       $  (28,591)
Municipal Debt Securities         1,006,082        1,009,860              ---           (3,778)
Corporate Debt Securities         2,890,590        2,913,430              405          (23,245)
                                 ----------       ----------       ----------       ----------
Total at December 31, 1999       $7,568,552       $7,623,031       $    1,135       $  (55,614)
                                 ==========       ==========       ==========       ==========

The Company recorded a net realized gain of $11,051 for the year ended December 31, 1998 and a net realized loss of $59,815 for the year ended December 31, 1999, both which are included in interest income (expense).

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consisted of the following:

                                               1998             1999
                                           -----------      -----------
Computer equipment                         $   365,601      $ 1,330,878
Office furniture                                47,593          236,519
Leasehold improvements                          10,611           57,975
Office equipment                                29,801           57,894
Software                                       143,653          880,951
                                           -----------      -----------
                                               597,259        2,564,217
Less: accumulated depreciation and
amortization                                  (275,465)        (716,514)
                                           -----------      -----------
                                           $   321,794      $ 1,847,703
                                           ===========      ===========

E.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                  1998         1999
                                --------     --------
Accrued advertising expense     $239,372     $256,250
Accrued wages and benefits        70,183      326,558
Other                            231,886      278,643
                                --------     --------
                                $861,451     $541,441

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

G.       INCOME TAXES

There were no income tax expenses or benefits to report for the years ended December 31, 1997 through December 31, 1999.

A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows for the years ended December 31,:

                                                                          1997             1998             1999
                                                                      -----------      -----------      -----------
              Computed at the expected statutory rate                 $(1,402,000)     $(1,170,000)     $(3,621,000)
              State income tax - net of Federal tax benefit              (164,000)        (138,000)        (426,000)
              Decrease related to pre-merger net loss on
                    merger accounted for as a pooling of
                    interests                                             273,200            6,500             -
              Goodwill amortization on purchase of subsidiary                -                -             162,500
              Interest expense on restricted stock                           -                -            (114,900)
              Less valuation allowance                                  1,292,800        1,301,500        3,999,400
                                                                      -----------      -----------      -----------
              Income Taxes                                            $      -         $      -         $      -
                                                                      ===========      ===========      -----------

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


G.       INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities at December 31, 1998 and 1999 were as follows:

                                                      1998             1999
                                                  -----------      -----------
         Deferred tax assets:
              Net operating loss carryforward       1,859,300        6,591,000
              Interest expense                        646,000             -
              Amortization                             73,000             -
              Depreciation                             16,000            2,700
                                                  -----------      -----------
              Gross deferred tax assets             2,594,300        6,593,700

         Deferred tax liability                          -                -
                                                  -----------      -----------

              Valuation allowance                  (2,594,300)      (6,593,700)
                                                  -----------      -----------
         Net deferred tax assets                  $      -         $      -
                                                  ===========      ===========

The Company has net operating loss carryforwards totaling approximately $4,890,000 and $17,344,000 at the end of 1998 and 1999, respectively, for federal and state income tax purposes expiring in 2012 and 2019.

H.       BUSINESS COMBINATIONS

On August 13, 1999, Crosswalk completed the purchase of Wike Associates, Inc. (dba "Media Management, Inc."), proprietors of the GOSHEN.net Web site for an aggregate purchase price of $6,915,494, including closing costs, payable in 494,845 restricted and non-registered shares of the Company's common stock and $1,982,397. The transaction was accounted for as a purchase and the intangible assets acquired are being amortized on a straight line basis over five to ten years. Pursuant to the terms of the agreement, Mr. Stephen Wike, President of Wike Associates, Inc. joined the Company and currently acts as Chief Operating Officer of Crosswalk and a member of the Company's Board of Directors. Other key employees also executed employment agreements with the Company. Operations of Media Management, Inc. have been included in the Statement of Operations since August 13, 1999.

Unaudited proforma consolidated results of operations, assuming the acquisition of Media Management, Inc. had occurred on January 1, 1998, would have been as follows:

                                                       Pro Forma (Unaudited)
                                                      Year Ended December 31,
                                                      -----------------------

                                                      1998              1999
                                                  ------------      ------------
Operating revenue                                 $  3,114,149      $  8,825,061
Net loss                                          $ (4,543,774)     $(11,173,520)
Net loss per common share (basic and diluted)     $      (1.13)     $      (1.57)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the business been acquired at the beginning of 1998, nor is it indicative of future results of operations.

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

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


I.       RELATED PARTY TRANSACTIONS

At December 31, 1998 and 1999, the Company had notes receivable due from officers of the Company totaling $93,000, and $37,500, respectively, as one of the notes was retired in 1999. The Company is collecting interest on the remaining note through payroll deductions at the minimum federal statutory rate at the time of issuance of 5.7%. The note outstanding is due to be repaid on April 28, 2000.

In August and September of 1997, an officer and three directors advanced $250,000 to the Company. This was repaid with the proceeds from the Company's IPO.

To enhance process and achieve product efficiencies, the Company hired Corporate Resource Development, Inc. ("CRD") in February 1998, for consulting services for the period March 1, 1998 through May 31, 1998. A member of Crosswalk's board of directors is CRD's Chairman and Chief Executive Officer. The Company paid out a total of $62,500, plus out of pocket expenses and granted options to purchase a total of 17,145 shares of the Company's Common Stock at $2.185 per share, which was the market price at the time of the grant.

J.       COMMITMENTS

The Company leases office space in Chantilly, Virginia; Costa Mesa, California; Franklin, Tennessee; Charlotte, North Carolina; and Roanoke, Virginia; and certain equipment under non-cancelable operating leases. The California, North Carolina and Roanoke office leases provide for a one year term. The Tennessee office lease provides for a three and one half-year term, an annual increase in base rent based on the previous year's CPI index, and additional rent representing the Company's pro-rata share of operating expenses as defined in the lease agreement. The Tennessee office lease expires on December 31, 2002. In October 1999, the Company moved its headquarters office to a 13,530 square foot facility in Chantilly, Virginia. The lease provides for a five-year renewable term, with an annual escalator in base rent of 3%, and additional rent representing the Company's pro-rata share of operating expenses as defined in the lease agreement. The Chantilly office lease expires on November 30, 2004. The new facility increases by over 100% the floor space available for Company expansion. The Company also maintains a lease of 6,115 square feet in Chantilly for which the Company currently is in the market for a subtenant. The prime lease for this facility provides for a five-year renewable term, with an annual escalator in base rent of 3%, and additional rent representing the Company's pro-rata share of operating expenses as defined in the lease agreement. This Chantilly office lease expires on September 30, 2003. The equipment leases provide for three-year lease terms.

Minimum future lease payments under non-cancelable operating leases are as follows for each of the years ending December 31:

         2000                 397,388
         2001                 392,199
         2002                 399,764
         2003                 358,521
         2004                 268,876
         ----              ----------
                           $1,816,748
                           ==========

Rent expense for the years ended December 31, 1998 and 1999 was $77,212 and $172,292 and is included in general and administrative expenses.

In September 1999, the Company entered into a one-year Network Title Sponsorship Agreement ("Agreement") with The Christian Network, Inc., which includes "Praise on Pax" and "Worship on Pax." Under this Agreement, the Company is entitled to a national title sponsorship on "Praise on Pax" telecasts and a national corporate sponsorship on "Worship on Pax" telecasts. The Company also receives advertising and promotional rights. The total cost for these sponsorship and advertising rights is $1,025,000, payable quarterly in cash or, at the Company's option, in shares of the Company's common stock having a fair market value equal to the required payment. The Company is also obligated to issue additional shares of common stock for each new member generated for Crosswalk.com as a result of these sponsorship and advertising arrangements, based on a valuation of $1.00 for each member generated. The Agreement is renewable for an additional one-year term upon the agreement of the parties. If the agreement is renewed, the Company's payment obligation will increase to $1,127,500. In February 2000, 39,018 shares of Crosswalk common stock were issued for services rendered under this Agreement.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


K.       CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains its cash accounts in commercial banks located in Virginia and California. At December 31, 1998 and 1999, there were no uninsured cash balances.

Cash equivalents are maintained in money market funds. These cash equivalents are not insured by the FDIC, but are collateralized by the underlying assets of the federal government or corporate entities issuing debt obligations. In addition, the brokerage firms may or may not carry insurance from the Securities Investment Protection Corporation (SIPC). The SIPC insures a minimum balance of $500,000 (including $100,000 for cash), however all brokerage firms are not required to offer this coverage to their clients. Therefore, the Company had uninsured investments of $136,762 and $52,659 at December 31, 1998 and 1999, respectively.

During 1997 and 1998, revenue was generated from major customers in amounts exceeding 10% of total revenue as follows. In 1999, no one customer accounted for over 10% of revenues. However, the corresponding revenue derived from those providing over 10% in prior years is also provided for 1999:

                       December 31, 1997                December 31, 1998                   December 31, 1999
                ------------------------------    ------------------------------     ------------------------------
                                     Accounts                          Accounts                           Accounts
                                    Receivable                        Receivable                         Receivable
                Revenue       %      Balance      Revenue       %      Balance       Revenue       %      Balance
                ------------------------------    ------------------------------     ------------------------------
Customer #1     $   -        - %     $   -        $260,000      24%     $ 38,900     $ 41,915      1%     $   -
Customer #2     $148,623     44%     $ 31,074     $ 73,678       7%     $ 18,763     $ 97,654      1%     $ 29,441
Customer #3     $ 64,109     19%     $  4,063     $ 50,217       5%     $ 25,927     $ 67,663      1%     $    389
Customer #4     $   -        - %     $   -        $109,650      10%     $   -        $551,316      8%     $116,827

The Company's customers are located throughout the United States. In the normal course of business, the Company extends unsecured credit to its customers.

L.       STOCK OPTION PLAN

Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April, 1998, with approved amendment in May, 1999. The 1998 Plan gives the Company the authority to issue 800,000 options to purchase Crosswalk common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares or issued shares reacquired by the Company. As of December 31, 1999, 363,713 of these options have been granted.

In February 1997, the Incorporators authorized 268,400 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 2,057,937 shares of common stock, inclusive of the 268,400 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of December 31, 1999, all options available under the 1997 Plan have been granted.

All options are stated in common stock of Crosswalk.com. The Board of Directors determines the option price (not less than fair market value) at the date of grant. The objectives of the stock plan are to advance the interests of Crosswalk.com by providing an opportunity to its selected key employees, consultants, and ministry partners, to purchase shares of Crosswalk.com. By encouraging stock ownership, Crosswalk.com seeks to attract, retain and motivate key employees, consultants, and ministry partners. Both the 1997 Plan and the 1998 Plan will be administered by the Compensation Committee of the Board of Directors or by the Board of Directors as a whole.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.       STOCK OPTION PLAN (CONTINUED)

At December 31, 1998 and 1999, the Company had outstanding options to sell 1,334,456 and 1,398,456 shares of common stock, respectively, to various officers and directors of the Company at exercise prices ranging from $1.50 to $9.75 per share. As of December 31, 1998 and 1999, options for 588,626 and 965,130 shares are vested, respectively.. The options expire ten years from the date granted, except 185,000 options granted to directors in 1997, which expire five years from the date exercisable.

At December 31, 1998 and 1999, the Company had outstanding options to sell 129,985 and 102,454 shares of common stock, respectively, to various outside consultants and a ministry partner at exercise prices ranging from $1.66 to $15.34 per share. As of December 31, 1998 and 1999, options for 82,985 and 60,454 were vested, respectively. Of these, 75,704 options expire five years from the date granted. All other options expire ten years from the date granted.

At December 31, 1998 and 1999, the Company granted to employees options for 410,926 and 557,231 shares of common stock, respectively, at exercise prices ranging from $2.00 to $15.75 per share. The grant prices of $2.00 to $15.75 were determined by the Board of Directors to represent fair value. As of December 31, 1998 and 1999, options for 307,024 and 239,598 shares are vested, respectively. The options expire through 2009. A summary of activity for the three years ended December 31, 1999, is as follows:

                                                   Options Outstanding
                                                   -------------------
                                                Number of        Per Unit
                                                 Shares       Exercise Price
                                               ----------     --------------
   OUTSTANDING, DECEMBER 31, 1996               1,220,062      $1.50 - $5.00
         Options granted                          439,920      $3.89 - $5.00
         Options exercised                              -                  -
         Options expired                           54,350      $2.00 - $5.00
                                               ----------      -------------
   OUTSTANDING, DECEMBER 31, 1997               1,605,632      $1.50 - $5.00
         Options granted                          410,915      $2.00 - $4.00
         Options exercised                              -                  -
         Options expired                          141,180      $2.19 - $5.00
                                               ----------      -------------
   OUTSTANDING, DECEMBER 31, 1998               1,875,367      $1.50 - $5.00
                                               ==========      =============
         Options granted                          535,669      $6.63 - $15.75
         Options forfeited                        149,025      $5.00 - $12.50
         Options exercised                        190,870      $1.66 - $5.00
         Options expired                           13,000          $5.00
                                               ----------      -------------
   OUTSTANDING, DECEMBER 31, 1999               2,058,141      $1.50 - $15.75
                                               ==========      ==============

The Company accounts for the fair value of its options granted to employees in accordance with APB 25. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share would have been increased to the proforma amounts indicated below:

                                           1997               1998               1999
                                      -----------------------------------------------------
       Net loss
              As reported              $(4,271,249)       $(3,457,064)       $(10,650,282)
              Proforma                 $(4,368,892)       $(4,010,384)       $(15,758,026)
       Net loss per common share
           Basic
              As reported                   $(3.31)            $(0.98)             $(1.56)
              Proforma                      $(3.39)            $(1.13)             $(2.31)
           Diluted
              As reported                   $(3.31)            $(0.98)             $(1.56)
              Proforma                      $(3.39)            $(1.13)             $(2.31)

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.       STOCK OPTION PLAN (CONTINUED)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 1997: dividend yield of 0%, risk-free interest rate based on the 10-year bond Treasury yield at the date of grant, and expected term of 10 years. For grants made prior to the IPO, the Company used a volatility of 0%. For grants made subsequent to the IPO, the Company used a volatility of 13.9%. For the year ended December 31, 1998, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three to five year bonds, depending on the expected term; volatility ranging from 27.6% to 124.0%, depending on the grant date; and an expected term of two-and-a-half to five years. For the year ended December 31, 1999, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three to five year bonds, depending on the expected term; volatility ranging from 78.3% to 376.7%, depending on the grant date; and an expected term of two-and-a-half to five years. All options granted to employees have been granted at an exercise price of $1.50 to $15.75 per share.

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

M.       EMPLOYEE BENEFIT PLANS

In January 1998, the Company adopted an Employee Benefit Plan, in the form of a 401K Plan, that covers all full time and permanent part time employees, the cost of which was substantially covered through additional after-tax payroll deductions of participants. Employees may elect to participate by contributing a percentage of their compensation. Participation is at approximately 40% and the maximum contribution allowed is 15% or $10,000, whichever is lower. The Company is not required to contribute to the 401K Plan and has made no contributions since its inception.

On June 1, 1998, the Company implemented an Internal Revenue Code Section 125 "Premium Only Plan", which allows participating employees of the Company to contribute toward the cost of medical and dental plan expenses with pretax dollars. Through this plan, set on a calendar year, employees contribute toward paying 20% of the cost of the medical and dental plans.

N.       NET LOSS PER COMMON SHARE

The following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                        1997                1998                1999
                                                   ------------        ------------        ------------
       Net loss (numerator)                         $(4,271,249)        $(3,457,064)       $(10,650,282)
       Weighted average shares (denominator)          1,289,460           3,535,487           6,822,575
       Basic net loss per share                     $     (3.31)        $     (0.98)       $      (1.56)
                                                   ------------        ------------        ------------
       Dilutive shares (denominator)                  1,289,460           3,535,487           6,822,575
       Diluted net loss per share                   $     (3.31)        $     (0.98)       $      (1.56)
                                                   ------------        ------------        ------------

O.       ACCOUNTING CHANGE

Recognizing that there is diversity of practice within the Internet industry in recognizing revenue and associated cost on initial content integration and/or development fees, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" in December 1999 (SAB 101). Prior to the issuance of SAB 101, the Company had been recording revenue for the content integration or development fee portion of sponsorships of its Web site upon completion of work scope related to the contract implementation. Pursuant to SAB 101, effective January 1, 2000, the Company has elected to change its revenue recognition on these content integration or development fees to a more preferable method whereby revenue will be recognized ratably over the term of the contract. The cumulative effect of this change is to increase the accumulated deficit by approximately $1.4 million at January 1, 2000. Had the change been made at January 1, 1999, revenues for the year ended December 31, 1999 would have been reduced by approximately $2.2 million and the net loss of the Company for the year ended December 31, 1999 would have been increased by $1.4 million or ($0.20) per share.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


P.       SUBSEQUENT EVENT

In March 2000, the Board of Directors resolved to amend the 1997 and 1998 Stock Option Plans (the "Plans") to clarify the treatment of vested stock options upon termination of services and death of the optionee. All vested stock options granted to outside Board members for services rendered while on the Board, will remain in place until their normal expiration, whether the individual remains an active Board member or not, as the options were granted in recognition of services rendered while the individual was an active Board member. All vested stock options granted to consultants and ministry partners for services rendered while contracted by the Company, will remain in place until their normal expiration, as the options were granted in recognition of services rendered while the individual was contracted by the Company. In the original language of the Plans it was unclear as to the treatment of vested options upon termination of services provided in this regard.

If an optionee dies at a time when the option was exercisable by him, then his estate, personal representative or beneficiary to whom it has been transferred may exercise the option over the period of its natural expiration, or thirty days after the date of death, whichever is later. Prior to this amendment, the optionee's estate, personal representative or beneficiary had thirty days from date of death, or option expiration date, whichever is sooner, to exercise vested options.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years Ended December 31, 1999, 1998 and 1997

                                                                                Additions
                                                           Balance at          Charged to                            Balance at
                                                          Beginning of          Costs and                              End of
                             Description                     Period             Expenses          Deductions           Period
-------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts -
accounts receivable:
Years ended December 31,:
                                                 1999     $    20,000       $   387,287  (A)     $ 53,124 (B)       $   354,163
                                                 1998               -            20,000  (A)            -                20,000
                                                 1997               -                 -                 -                     -

Valuation allowance for deferred tax assets:
Years ended December 31,:
                                                 1999     $ 2,594,300       $ 3,999,400  (C)     $      -           $ 6,593,700
                                                 1998       1,292,800         1,301,500  (C)            -             2,594,300
                                                 1997               -         1,292,800  (C)            -             1,292,800

(A)      Increase in allowance for doubtful accounts
(B)      Write-off of uncollectible receivables
(C)      Increase in allowance for gross deferred tax assets

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER   DESCRIPTION

2+ Articles and Certificates of Merger and Reorganization of DIDAX ON-LINE L.C. and DIDAX INC. into the Registrant

3.1+ Certificate of Incorporation and Certificates of Amendments thereto of DIDAX INC.

3.1(a)+  Certificate of Correction regarding Certificate of Incorporation

3.1(b)   Certificate of Amendment thereto of DIDAX INC.

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

10.38*   1998 Stock Option Plan

10.39** Office Building Lease by and between Richard P. Van Curen and Caprice Company and the Registrant dated August 10, 1998

10.40** Amended office Building Lease Memoranda by and between Richard P. Van Curen and Caprice Company and the Registrant dated February 5, 1999

10.41** Agreements between the Registrant and Quantum American, Inc. dated November 20, 1998

10.42** Agreement between the Registrant and Vignette Corporation dated June 1, 1998

10.43##  1998 Stock Option Plan, as amended March 3, 2000

10.44 Employment Agreement between Registrant and Stephen M. Wike dated August 13, 1999

10.45 Office Building Lease by and between Enterprise Center Limited Partnership Number Two and the registrant dated August 23, 1999

10.46    1998 Stock Option Plan, as amended February 26, 1999

10.47 Agreement between the Registrant and Exodus Communications dated January 9, 2000

11       Statement of computation of earnings per share

23.1     Consent of Ernst & Young LLP

23.2     Consent of Hoffman, Morrison & Fitzgerald, PC

27.1     Financial Data Schedule - Restated For Fiscal Year 1998

27.2     Financial Data Schedule - For Fiscal Year 1999

+ Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

* Incorporated by reference to the Company's Registration Statement Post Effective Amendment No. 1 to Form SB-2 declared effective by the Securities and Exchange Commission on July 2, 1998, SEC File No. 333-25937

# Incorporated by reference to the Company's Registration Statement on Form 10-KSB declared effective by the Securities and Exchange Commission on March 20, 1998, SEC File No. 333-25937

** Incorporated by reference to the Company's Registration Statement on Form 10-KSB declared effective by the Securities and Exchange Commission on March 22, 1999, SEC File No. 333-25937

## Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders

(b) Reports on Form 8-K

During the fourth quarter of the fiscal year ended December 31, 1999, the Company filed a Form 8K with the Securities and Exchange Commission on December 23, 1999 in recognition of the Company's change in certifying account from Hoffman, Morrison & Fitzgerald, P.C. to Ernst & Young LLP.

The Company also filed a Form 8KA with the Securities and Exchange Commission on October 25, 1999 to provide certain financial information with respect to the Plan of Reorganization and Agreement (the "Agreement") entered into on July 30, 1999, by and among the Company, Media Management, Inc., a Virginia corporation and a wholly-owned subsidiary of the Company, Wike Associates, Inc., a Virginia Corporation, and its sole stockholder, Stephen M. Wike (Stockholder), providing for Wike to become a wholly-owned subsidiary of the Company by merger of Wike with and into Media, and for Stockholder, by such merger to become a stockholder of the Company. This financial information regarding this merger was impracticable to provide at the time the Company filed a Form 8-K pursuant to the merger on August 13, 1999.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Crosswalk.com, Inc.

March 20,  2000            By: /s/ William M. Parker
                         ---------------------------------------
                           William M. Parker,
                           Chief Executive Officer and President and director

March 20, 2000             By: /s/ Gary A. Struzik
                         ---------------------------------------
                           Gary A. Struzik, Chief Financial Officer
                           and Secretary, Chief Accounting  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 20,  2000            By: /s/ William M. Parker
                         ---------------------------------------
                           William M. Parker,
                           Chief Executive Officer and President and director

March 20, 2000             By: /s/ James G. Buick
                         ---------------------------------------
                           James G. Buick,
                           Chairman of the Board of Directors

March 20, 2000             By: /s/ Stephen M. Wike
                         ---------------------------------------
                           Chief Operating Officer and director

March 20, 2000             By: /s/ Gary A. Struzik
                         ---------------------------------------
                           Gary A. Struzik, Chief Financial Officer
                           and  Secretary, Chief Accounting Officer

March 20, 2000             By: /s/ Robert C. Varney
                         ---------------------------------------
                           Robert C. Varney, PhD., director

March 20, 2000             By: /s/ Dane B. West
                         ---------------------------------------
                           Dane B. West, director

March 20, 2000             By: /s/ William H. Bowers
                         ---------------------------------------
                           William H. Bowers, director

March 20, 2000             By: /s/ Bruce E. Edgington
                         ---------------------------------------
                           Bruce E. Edgington, director

March 20, 2000             By: /s/ Clay T. Whitehead
                         ---------------------------------------
                           Clay T. Whitehead, director

March 20, 2000             By: /s/ Earl E. Gjelde
                         ---------------------------------------
                           Earl E. Gjelde, director

March 20, 2000             By: /s/ W.R. `Max' Carey
                         ---------------------------------------
                           W.R. `Max' Carey, director

INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION

3.1(b)   Certificate of Amendment thereto of DIDAX INC.

10.44 Employment Agreement between Registrant and Stephen M. Wike dated August 13, 1999

10.45 Office Building Lease by and between Enterprise Center Limited Partnership Number Two and the registrant dated August 23, 1999

10.46    1998 Stock Option Plan, as amended February 26, 1999

10.47 Agreement between the Registrant and Exodus Communications dated January 9, 2000

11       Statement of computation of earnings per share

23.1     Consent of Ernst & Young LLP

23.2     Consent of Hoffman, Morrison & Fitzgerald, PC

27.1     Financial Data Schedule - Restated For Fiscal Year 1998

27.2     Financial Data Schedule - For Fiscal Year 1999