Form 10-Q
period 2000-03-31
CROSSWALK COM
filed 2000-05-15
CIK 1037599

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 333-25937


                               Crosswalk.com, Inc.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                          54-1831588
         -------------------------------           ----------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)         Identification Number)

                       4100 Lafayette Center Dr. Suite 110
                               Chantilly, VA 20151
                         -------------------------------
                    (Address of principal executive offices)

                                 (703) 968-4808
                         -------------------------------
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X No

As of May 3, 2000 there were 7,702,744 shares of the Registrant's common stock outstanding.

                                                                                          PAGE
                                                                                          NUMBER
PART I               FINANCIAL INFORMATION

ITEM 1:       Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets as of December 31, 1999
        and March 31, 2000......................................................               3
       Condensed Consolidated Statements of Operations for the three
        months ended March 31, 1999 and 2000....................................               4
       Condensed Consolidated Statements of Cash Flows for the three
        months ended March 31, 1999 and 2000....................................               5
       Notes to Condensed Consolidated Financial Statements.....................               6

ITEM 2:       Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................              10

ITEM 3:       Quantitative and Qualitative Disclosures about Market Risk........              14

PART II              OTHER INFORMATION

ITEM 1:       Legal Proceedings.................................................              15

ITEM 2:       Changes in Securities and Use of Proceeds.........................              15

ITEM 3:       Defaults Upon Senior Securities...................................              15

ITEM 4:       Submission of Matters to a Vote of Security Shareholders..........              15

ITEM 5:       Other Information.................................................              16

ITEM 6:       Exhibits and Reports on Form 8-K..................................              16

       SIGNATURES and EXHIBITS..................................................              17

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,          March 31,
                                                                                             1999                2000
                                                                                         ------------        ------------
                                                                                                             (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                               $1,641,157          $1,315,584
   Short-term investments                                                                   4,538,906           1,772,582
   Accounts receivable, net including unbilled receivables of $566,515 and
      $265,510 at December 31, 1999 and March 31, 2000, respectively                        2,157,991           1,614,517
   Deferred costs                                                                             142,910             553,127
   Notes receivable from related party                                                         37,500              37,500
   Other current assets                                                                        27,750              29,438
                                                                                         ------------        ------------

        Total current assets                                                                8,546,214           5,322,748

LONG TERM INVESTMENTS                                                                       2,774,747           1,819,848

PROPERTY AND EQUIPMENT, net                                                                 1,847,703           1,807,499

OTHER ASSETS:
   Deposits                                                                                   161,275             163,428
   Deferred costs                                                                              18,216             253,386
   Intangible assets, net                                                                   6,438,697           6,143,289
                                                                                         ------------        ------------

        Total other assets                                                                  6,618,188           6,560,103
                                                                                         ------------        ------------

                                                                                          $19,786,852         $15,510,198
                                                                                         ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                        $2,527,650            $703,638
   Accrued liabilities                                                                        861,451             595,317
   Deferred revenue                                                                            64,005           1,206,994
                                                                                         ------------        ------------

        Total current liabilities                                                           3,453,106           2,505,949

OTHER LIABILITIES:
   Accounts payable                                                                            72,210              83,313
   Deferred revenue long-term                                                                      --             580,144

COMMITMENTS                                                                                        --                  --

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued                 --                  --
      and outstanding at December 31, 1999 and March 31, 2000
   Common stock, $.01 par value, 20,000,000 shares authorized 7,592,972 and
      7,638,352 shares issued and outstanding
      at December 31, 1999 and at March 31, 2000, respectively                                 75,930              76,383
   Common stock warrants                                                                      127,660             127,660
   Additional paid-in capital                                                              38,156,922          38,409,182
   Accumulated deficit                                                                    (22,044,497)        (26,229,781)
   Accumulated other comprehensive loss:
     Net unrealized loss on available-for-sale securities                                     (54,479)            (42,652)
                                                                                         ------------        ------------

        Total stockholders' equity                                                         16,261,536          12,340,792
                                                                                         ------------        ------------

                                                                                          $19,786,852         $15,510,198
                                                                                         ============        ============


See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                               For the Three Months
                                                                 Ended March 31,
                                                    -------------------------------------------
                                                           1999                    2000
                                                    -------------------     -------------------

OPERATING REVENUES:
   Advertising/Sponsorship sales                              $973,470              $1,499,695
   Retail sales                                                 48,188                 135,997
   Internet services                                            53,401                  15,999
                                                    -------------------     -------------------

        Total operating revenues                             1,075,059               1,651,691

OPERATING EXPENSES:

   Cost of goods and services                                  653,490                 808,721
   Crosswalk operations                                        768,785               1,599,704
   Sales and marketing                                         659,904               1,241,097
   General and administrative                                  390,568                 834,772
                                                    -------------------     -------------------

        Total operating expenses                             2,472,747               4,484,294
                                                    -------------------     -------------------


LOSS FROM OPERATIONS                                        (1,397,688)             (2,832,603)

OTHER INCOME (EXPENSE):
   Interest income                                             137,455                  54,908
   Loss on sale of property and equipment                       (2,554)                     --
                                                    -------------------     -------------------


        Total other income (expense)                           134,901                  54,908
                                                    -------------------     -------------------

Net loss before cumulative effect of a
change in accounting practice                              ($1,262,787)            ($2,777,695)
Cumulative effect of a one-time adjustment to
reflect change in revenue and cost recognition                      --             ($1,407,589)
                                                    -------------------     -------------------

Net loss                                                   ($1,262,787)            ($4,185,284)
                                                    ===================     ===================

Amounts per common share:
Net loss before cumulative effect of a
change in accounting practice                                   ($0.23)                 ($0.36)
Cumulative effect of a one-time adjustment to
reflect change in revenue and cost recognition                      --                  ($0.19)
                                                    -------------------     -------------------

Net loss per common share (basic and diluted)                   ($0.23)                 ($0.55)
                                                    ===================     ===================


Weighted average number of common
   shares outstanding                                        5,439,853               7,623,572
                                                    ===================     ===================

See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         For the Three Months
                                                                           Ended March 31,
                                                                  ---------------------------------
                                                                      1999                 2000
                                                                  ------------         ------------
OPERATING ACTIVITIES:

Net loss                                                          $ (1,262,787)        $ (4,185,284)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                         40,850              193,902
   Amortization                                                          2,499              295,408
   Loss on disposal of property and equipment                            2,554                    -
   Stock compensation expense                                                -                7,693
   Common stock issued in lieu of cash for advertising                       -              256,250
   Changes in operating assets and liabilities:
      Accounts receivable                                             (522,892)             543,474
      Deposits                                                            (795)              (2,153)
      Other current assets                                             (18,669)              (1,688)
      Deferred costs                                                   (34,646)            (138,615)
      Accounts payable                                                 395,512           (1,812,909)
      Accrued liabilities                                              (59,740)            (266,134)
      Deferred revenue                                                  39,417            1,723,133
                                                                  ------------         ------------
         Net cash used in operating activities                      (1,418,697)          (3,386,923)
                                                                  ------------         ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                (125,495)            (153,698)
   Sales and maturities of investments                                       -            3,226,277
   Purchase of investments                                          (8,200,593)                   -
                                                                  ------------         ------------
      Net cash (used in) provided by investing activities           (8,326,088)           3,072,579
                                                                  ------------         ------------

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and warrants          14,596,614                    -
   Cost of issuing common stock in lieu of cash                              -              (11,229)
                                                                  ------------         ------------
      Net cash (used in) provided by financing activities           14,596,614              (11,229)
                                                                  ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              4,851,829             (325,573)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                               1,234,451            1,641,157
                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  6,086,280         $  1,315,584
                                                                  ============         ============


See accompanying notes.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2000


A.     THE COMPANY AND BASIS OF PRESENTATION

Crosswalk.com, Inc. (including its subsidiaries, "Crosswalk" or the "Company") is the creator of its Web site www.crosswalk.com(TM) ("crosswalk.com"), which the Company believes is the premier portal site for the online Christian community, with a focus on "the intersection of faith and life", covering a growing spectrum of everyday life within a Christian context. Crosswalk.com offers to members and visitors channels targeting music, personal finance, careers, sports, homeschooling, and health; lifestyle channels focusing on men, women, families and spiritual life; and services ranging from free Web access filtering, a full-Web filtered search engine, and "mycrosswalk" customized start pages to online shopping, family-friendly movie reviews, bible study, greeting cards, games, chat, forums, local events, news, free email and more.

The Company's business includes the development and aggregation of Internet content and services; advertising and royalty sales; and the resale of products specifically designed to meet the needs of Christian users of the Internet and the World Wide Web. The Company intends to build traffic and membership to crosswalk.com through efficient marketing and product development activities, with the goal of building market awareness and acceptance of its product, which it believes will result in revenue growth and profitability. The Company operates in one business segment.

The accompanying unaudited financial statements as of March 31, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financials statements at that date. These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

B.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the financial statements of Crosswalk.com, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue recognition - As of January 1, 2000, the Company's revenues are primarily derived from the sale of banner advertising. The Company's revenue model prior to January 1, 2000 included significant revenues from third party sponsorships for prime Web site exposure in which the Company recognized nonrefundable revenue upon completing the integration of a sponsor's web based material onto the Crosswalk.com site.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2000


B.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising revenues are recognized in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions", or number of times that an advertisement appears in pages viewed by users of Crosswalk.com. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000, to recognize such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the quarter ended March 31, 2000, the impact of the change in accounting was to increase net loss by $1.0 million, or $0.13 per share, comprised of the $1.4 million cumulative effect of the change as described above ($0.19 per share), net of $.4 million of the related deferred revenue which was recognized as revenue during the quarter ($0.06 per share). Had the change in accounting been adopted as of January 1, 1999, net loss for the quarter ended March 31, 1999 would have increased by $.2 million, or $0.04 per share.

Barter transactions, amounting to approximately twenty-five percent of revenues for the quarter ended March 31, 2000, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions. Barter transactions consist of providing web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

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

Comprehensive income - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the quarters ended March 31, 2000 and 1999, the Company's comprehensive loss was $4,227,936 and $1,279,223, respectively.

Stock-based compensation - The Company has elected to continue to account for its stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees", which uses the intrinsic value method, however, as required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has disclosed the pro forma impact on the consolidated financial statements assuming the measurement provisions of SFAS No. 123 had been adopted in the Company's Annual Report of Form 10-K. The Company accounts for all other issuances of equity instruments in accordance with SFAS No. 123.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2000


B.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred costs - Deferred costs at March 31, 2000 consisted of content fees, conference fees, insurance costs, software maintenance, investor relations and license fees and deferred barter costs associated with revenue deferred pursuant to compliance with SEC Staff Accounting Bulletin No. 101. The software maintenance and license fees are ratably expensed over the life of the maintenance and license agreements. The content, conference and investor relations fees are charged to expense once the services associated with these fees have been delivered to the Company. Insurance costs are ratably expensed over the life of the policy for which premiums have been paid. The barter costs are recognized as services are rendered.

Income taxes - Crosswalk accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected.

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

Reclassifications - Certain balances have been reclassified to conform to the current year presentation.

Advertising expense - All advertising costs are expensed when incurred.

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

Securities available-for-sale in the accompanying balance sheet at March 31, 2000 with contractual maturities of one year of less are $1,977,622 which includes $205,040 in Cash and Cash Equivalents since they have original maturities of three months or less, and with contractual maturities of one through five years are $1,819,848. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity. The Company has recorded an unrealized gain of $1,041 and an unrealized loss of $43,693 as of March 31, 2000.

The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of March 31, 2000, are as follows:

                                                                                 Gross Unrealized   Gross Unrealized
                                               Market Value       Cost Basis          Gains             (Losses)
                                               ------------       ----------          -----             --------
U.S. Govt. Debt Securities                     $ 1,384,614       $ 1,400,488        $    1,041        $  (16,915)
Municipal Debt Securities                          408,228           409,544               ---            (1,316)
Corporate Debt Securities                        2,004,628         2,030,090               ---           (25,462)
                                               -----------       -----------        ----------        ----------
Total at March 31, 2000                        $ 3,797,470       $ 3,840,122        $    1,041        $  (43,693)
                                               ===========       ===========        ==========        ==========

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2000


The Company recorded a net realized loss of $21,512 in the three months ended March 31, 2000 that is included in interest expense.

D.     RELATED PARTY TRANSACTIONS

At March 31, 2000, the Company had a Note receivable from a director of the Company. The Company is charging interest on this Note at the minimum federal statutory rate at the time of issuance of 5.7%. This Note is due to be repaid on September 8, 2000.

E.     NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                              For the Three Months
                                                                Ended March 31,
                                                                ---------------
                                                          1999                 2000
                                                          ----                 ----
Net loss (numerator)                                  $(1,262,787)         $(4,185,284)
Weighted average shares (denominator)                   5,439,853            7,623,572

Basic net loss per share                                $   (0.23)           $   (0.55)
                                                        ---------            ---------

Dilutive shares (denominator)                           5,439,853            7,623,572
Diluted net loss per share                              $   (0.23)           $   (0.55)
                                                        =========            =========

As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128 "Earnings Per Share." Thus, 55,414 and 47,409 stock options and purchase warrants granted at below market prices outstanding in the three months ended March 31, 1999 and March 31, 2000, respectively, are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

F.     COMMITMENTS

In September 1999, the Company entered into a one-year Network Title Sponsorship Agreement ("Agreement") with The Christian Network, Inc., which includes "Praise on Pax" and "Worship on Pax." Under this Agreement, the Company is entitled to a national title sponsorship on "Praise on Pax" telecasts and a national corporate sponsorship on "Worship on Pax" telecasts. The Company also receives advertising and promotional rights. The total cost for these sponsorship and advertising rights is $1,025,000, payable quarterly in cash or, at the Company's option, in shares of the Company's common stock having a fair market value equal to the required payment. The Company is also obligated to issue additional shares of common stock for each new member generated for Crosswalk.com as a result of these sponsorship and advertising arrangements, based on a valuation of $1.00 for each member generated. The Agreement is renewable for an additional one-year term upon the agreement of the parties. If the agreement is renewed, the Company's payment obligation will increase to $1,127,500. In February 2000 and April 2000, respectively, 39,018 and 46,196 shares of Crosswalk common stock were issued for services rendered under this Agreement.

G.     SUBSEQUENT EVENTS

Effective May 1, 2000, Crosswalk has subleased 2,945 square feet of unused prime office space in Chantilly, Virginia, thereby reducing future rent costs by approximately $60,000 per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of crosswalk.com(TM), an interactive Web site, which provides information and resources that the Company believes generally appeals to the Christian community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of banner advertising and sponsorship contracts (the "Advertising/sponsorship sales"); the online retailing of Christian and family-friendly products manufactured or developed by others (music, books, apparel, gifts, etc.) and referral fees from co-marketing relationships ("Retail sales"); and to a lesser extent, the continuing provision of Internet services, including services related to Web site development and hosting to Christian organizations (the "Internet services").

The vast majority of the Company's revenue has been generated through the sale of advertising and sponsorship opportunities on crosswalk.com; followed by direct retail sales and royalties/fees from the sale of Christian interest products manufactured or developed by others (primarily CDs, tapes, books, and other articles generally appealing to the Christian marketplace). The Company's strategy going forward is one of making crosswalk.com a community portal with deep Channel content and a breadth of information for Christians, not just Christian information. It is the Company's belief that this strategy, coupled with cost-effective multimedia marketing and promotional activities, will accelerate traffic and thus revenue growth over time. The Company plans to continue enhancing crosswalk.com in order to maintain its leadership position as the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

The Company's change in revenue composition over the years presented is evidence that the Web site traffic generated at crosswalk.com is increasing in value to advertisers and sponsors. Advertisers are organizations who place ads on crosswalk.com, for which Crosswalk.com is paid a flat fee or a fee per ad impression delivered. Sponsors are organizations which are given premiere positioning for their content on various areas of crosswalk.com and in effect become a "sponsor" of those areas, a service for which Crosswalk.com receives a fee. The Company's first quarter 2000 revenue generated from Advertising/sponsorship sales was 91% of total operating revenue and increased by 54% over the first quarter 1999 revenue generated from Advertising/sponsorship sales which was also 91% of total operating revenue. Retail sales increased to 8% of total revenue in the first quarter 2000 versus 4% for the first quarter 1999, and increased in volume by 182% totaling $135,997 in the first quarter 2000 versus $48,188 in the first quarter 1999. The Company's continued emphasis on the higher margin Advertising/sponsorship sales has led to a 70% decline from 1999 to 2000 in the labor-intensive revenue derived from providing Internet services. Overall, the Company experienced a 54% increase in operating revenue in the first quarter 2000 as compared to the same quarter of 1999. However in 1999, the Company generated most of its revenues from selling channel sponsorships, often on an exclusive basis, and often to Christian organizations that also agreed to provide content. This type of relationship requires certain labor-intensive efforts on the part of the Company. The Company believes that, with the current combination of extraordinarily deep content and achievement of the benchmark one million membership status, it can shift emphasis to selling advertising, which it believes will ultimately generate more revenue at lower cost. In the first quarter of 2000, the Company made great progress in this regard as advertising revenue was $508,096 or 31% of total revenue compared to $12,741 or 1% in the same quarter a year ago.

The Company's progress in developing crosswalk.com is also evidenced by the growth in membership and average monthly page views on crosswalk.com. Membership is free and represents the number of registered users of the Company's content or services. At March 31, 2000, the company had 1,322,371 members as compared to 187,500 members at March 31, 1999, representing an annual growth rate of 605%. Page views are a measure of total pages viewed by visitors to crosswalk.com in a month. Average monthly page views tallied in the first quarter of 2000 reached approximately 18,300,000, up from 4,150,000 for the comparable first quarter a year earlier. This represents an annual growth rate of 341%. The opportunity for the Company to generate additional advertising and retail revenues is largely predicated upon increasing membership and traffic in the form of page views on crosswalk.com.

The Company has a limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of March 31, 2000, the Company had an accumulated deficit of $26,229,781.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NET LOSS

For the quarter ended March 31, 2000, the Company incurred a net loss before cumulative effect of a change in accounting practice of $2,777,695, and a total net loss after the cumulative effect of a change in accounting practice of $4,185,284, as compared to a net loss of $1,262,787 for the same quarter in 1999. This one-time adjustment was previously disclosed in the Company's 1999 Form 10K. In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the net loss for the first quarter of 1999 would have been $1,500,870.

The increased loss before cumulative effect of a change in accounting practice for the first quarter of 2000 was $1,514,908 (120%). It was due primarily to an increase in operating expenses, offset in part by increases in revenues. The increased loss consisted of a $1,856,316 (102%) increase in operating expenses excluding cost of goods sold for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, a $79,993 (59%) decrease in other income, offset to an extent by $421,401 (100%) increase in gross margin.

REVENUES

The Company generated $576,632 or 54% more revenue in the three months ended March 31, 2000 than in the same period in 1999. The $1,651,691 of revenue earned in the first quarter of 2000 consisted of $1,499,695 from Advertising/sponsorships sales, $135,997 from Retail sales, and $15,999 from Internet services, while the $1,075,059 of revenue earned in the first quarter of 1999 consisted of $973,470 from Advertising/sponsorships sales, $48,188 from Retail sales, and $53,401 from Internet services. The quarter on quarter change in revenue mix is a 54% ($526,225) increase in Advertising/sponsorship sales, a 182% ($87,809) increase in Retail sales, and a 70% ($37,402) decrease in Internet services revenue. Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet websites, amounted to less than twenty-five percent of the revenue earned in the first quarter of 2000. This compared to forty-nine percent in the first quarter of 1999. Advertising/sponsorship sales increased due to the Company's growing emphasis on establishing more topical channels generally believed to be of interest to the Christian market niche.

According to the Company's business model, the Company plans to increase the number of channels to cover all of life from the Christian perspective. Retail sales increased in the first quarter of 2000 due to increased marketing efforts, product offerings, and site enhancements. Internet Services revenues decreased by $37,402, in the three months ended March 31, 2000, due to the emphasis being placed on advertising and away from various Internet services for the Company's clients.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the revenue for the first quarter of 1999 would have been $447,203 versus the $1,075,056 reported. Therefore, on a comparable basis, the first quarter 2000 revenue would have been up $1,204,485 or 269% versus the first quarter of 1999.

The Company's emphasis going forward will be on leveraging what the Company believes is robust content important to its niche, and the great affinity of crosswalk members and the Christian community by increasing the number of advertisers, and focusing on high margin affiliate relations with less emphasis on direct retail for commodity items. With continued growth in site traffic, service enhancements, and successful viral marketing campaigns, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to the development and integration of client content on crosswalk.com; retailing Christian interest products on crosswalk.com; and development, maintenance, and support of customer services; was $808,721 and $653,490 for the quarters ended March 31, 2000 and 1999, respectively. The Company's gross margin for the quarter ended March 31, 2000 increased to 51% from 39% for the same period in 1999. This increase is due primarily to the decrease in barter transactions, which accounted for less than twenty-five percent of revenues in the three months ended March 31, 2000 versus 49% in the same period in 1999.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the cost of goods and services for the first quarter of 1999 would have been $263,720 versus the $653,490 reported. Therefore, on a comparable basis, the first quarter 1999 gross margin would have been 41% versus the 39% reported.

CROSSWALK.COM OPERATIONS

Crosswalk.com operational expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for the Company's interactive Web site (crosswalk.com), increased to $1,599,704 for the three months ended March 31, 2000, as compared to $768,785 for the same period in 1999. The cost of Crosswalk.com operations increased by 108% ($830,919) due to the growth in the Channel content on crosswalk.com. The largest portion of the increase ($589,870 or 118%) is due to increases in staffing and related expenses. The Company has greatly expanded its development staff in order to provide continuous improvements of crosswalk.com's products and services. The next largest increase in costs ($132,846 or 332%) was in depreciation expense given the Company's investment in technology assets necessary to support the growth of crosswalk.com. Crosswalk operations also experienced growth in content expense of $74,881 or 179%. The Company purchases a larger amount of content from a wider variety of sources and on many more topics due to the increased number of channels and the depth of those channels on crosswalk.com. In addition, there were increases in travel, supplies, and communications expense.

SALES AND MARKETING

In the first quarter of 2000, sales and marketing expenses were $1,241,097 as compared to $659,904 for the first quarter of 1999. Sales and marketing expenses increased 88% ($581,193) largely due to the Company's continued investment in its cross-media marketing campaign to promote crosswalk.com. The marketing campaign consisted of advertising and promotion on Christian radio, select network and cable television, contests, online links from search engines, and ads in Christian periodicals. The Company believes that it will continue to incur marketing expenses as it seeks to increase market awareness of crosswalk.com.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative costs in the first quarter of 2000, to $834,772 from $390,570 in the first quarter of 1999. This 113% increase ($444,202) is due largely to increases in office operating costs due to increases in headcount, headquarter and satellite locations, and bandwidth required to support traffic growth on crosswalk.com.

OTHER INCOME

Interest income decreased 59% to $54,908 from $137,455 for the quarters ended March 31, 2000 and 1999, respectively. This $82,547 decrease is due to the use of investments for business expansion and operations. In the quarter ended March 31, 2000, the Company also disposed of $2,554 of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

During the quarters ended March 31, 2000 and 1999, net cash used in operating activities was $3,386,923 and $1,418,697 respectively. Net cash provided by investing activities was $3,072,579 for the quarter ended March 31, 2000, and net cash used in investment activities was $8,326,088 for the quarter ended March 31, 1999. Net cash used in financing activities was $11,229 for the quarter ended March 31, 2000. Net cash provided by financing activities was $14,596,614 for the quarter ended March 31, 1999 and consisted of the receipt of $14,596,614 from the exercise of 2,561,400 Common Stock Purchase Warrants and 24,948 Common Stock Options. In the three months ended March 31, 1999, the Company invested the proceeds from the redemption of the warrants in U.S. government bonds and treasury notes and Standard and Poors A-1 or AA rated corporate bonds.

The Common Stock Purchase Warrants were exercised after the Company exercised its right to call them based on the terms of the Purchase Warrant Agreement. The redemption date was February 12, 1999.

The Company currently anticipates that its $2,816,799 working capital balance at March 31, 2000, consisting primarily of the proceeds from the exercise of the Common Stock Purchase Warrants, as previously described, and the remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. However, the Company may seek to raise additional funds in order to expand its marketing campaign and crosswalk.com Channel deployment, and to pursue potential leveraged joint marketing opportunities, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that current working capital will be sufficient to meet the Company's needs or that additional financing will be available to the Company or that such financing will be available on acceptable terms.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

As a result of the Company's limited operating history and the rapid technological change experienced in the Internet industry generally, the Company has limited historical financial data upon which to base future operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues, of which there can be no assurance. There can be no assurance that the Company will be able to accurately predict the levels of future revenues, if any, and the failure to do so would have a materially adverse effect on the Company's business, results of operations and financial condition

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by multiple factors. Causes of such significant fluctuations may include, among other factors, demand for the Company's services, the number, timing and significance of new service announcements by the Company and its competitors, acceptance of its marketing initiatives, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis, the level of product and price competition, changes in operating expenses, changes in service mix, changes in the Company's sales incentive strategy, and general economic factors.

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

FORWARD LOOKING STATEMENTS

Certain information in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None to report.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGE IN SECURITIES

In September 1999, the Company entered into a one-year Network Title Sponsorship Agreement ("Agreement") with The Christian Network, Inc., which includes "Praise on Pax" and "Worship on Pax." Under this Agreement, the Company is entitled to a national title sponsorship on "Praise on Pax" telecasts and a national corporate sponsorship on "Worship on Pax" telecasts. The Company also receives advertising and promotional rights. The total cost for these sponsorship and advertising rights is $1,025,000, payable quarterly in cash or, at the Company's option, in shares of the Company's common stock having a fair market value equal to the required payment. The Company is also obligated to issue additional shares of common stock for each new member generated for Crosswalk.com as a result of these sponsorship and advertising arrangements, based on a valuation of $1.00 for each member generated. The Agreement is renewable for an additional one-year term upon the agreement of the parties. If the agreement is renewed, the Company's payment obligation will increase to $1,127,500. In February 2000 and April 2000, respectively, 39,018 and 46,196 shares of Crosswalk common stock were issued for services rendered under this Agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On Wednesday, May 3, 2000, the Company held its Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.

(b) The Company's shareholders of record, as of the close of business on March 17, 2000, approved the election of the following individuals to the Company's Board of Directors, all of whom served as directors of the Company on the date of the meeting and made up the entire Board of Directors. Each director will hold office until the annual meeting of stockholders in the year 2001 or until his successor is duly elected and qualified:

James G. Buick
William M. Parker
Stephen M. Wike
Dane B. West
Robert C. Varney, Ph.D.
Bruce E. Edgington
Clay T. Whitehead
Earl E. Gjelde
W.R. 'Max' Carey

(c) The results of the vote on the election of nominees to the Company's Board of Directors was 6,970,011 shares for all members with 200,366 shares withholding, and there were 466,744 Broker non-votes. Thus by plurality of the votes cast, the Board stands elected.

The second matter voted upon was an amendment to the 1998 Stock Option Plan (the "1998 Plan") to add 400,000 shares to the 1998 Plan. The Common Stock (the "shares") subject to the 1998 Plan that may be purchased (through the exercise of options) shall not exceed in the aggregate 1,200,000 shares. If any stock options granted under the 1998 Plan shall terminate, expire or be canceled as to any shares, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under this 1998 Plan subsequently repurchased by the Company pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares or issued shares reacquired by the Company. The 1998 Plan is administered by the Board of Directors or by the Compensation Committee, at the directive of the Board of Directors. The result of the election was 2,849,952 shares voting for the proposal, 338,190 shares voted against, 29,645 shares voted to abstain and 4,419,344 Broker non-votes. Thus by majority of the votes cast, the amendment to the 1998 Stock Option Plan to add 400,000 shares to the 1998 Plan was approved.

Lastly, the Stockholders approved the ratification of the selection of Ernst and Young LLP as the Company's independent accountants. The result of the election was 7,145,871 shares voting for the proposal, 14,535 shares voted against, 9,971 shares voted to abstain, and there were. 466,744 Broker non-votes. Thus by majority of the votes cast, the selection of independent auditor was ratified.

(d) There were no settlements to report.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
11          Computation of Earnings Per Share For the Three Months ended March 31, 2000
27.1        Financial Data Schedules - For the Three Months Ended March 31, 2000
27.2        Financial Data Schedules - For the Three Months Ended March 31, 1999 restated

(b) Reports on Form 8-K

None to report.

                                   SIGNATURES

       In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CROSSWALK.COM, INC.

May 12, 2000                       By: /s/ William M. Parker
                                       ---------------------
                                           William M. Parker
                                           Chief Executive Officer and President

May 12, 2000                       By: /s/ Gary A. Struzik
                                       -------------------
                                           Gary A. Struzik, Chief Financial Officer and
                                           Secretary, Chief Accounting Officer


INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION                                                                    PAGE
------           -----------                                                                    ----
11               Computation of Earnings Per Share For the Three Months ended March 31, 2000     1
27.1             Financial Data Schedule - For Three Months Ended March 31, 2000                 2-4
27.2             Financial Data Schedule - For Three Months Ended March 31, 1999 restated        5