Form 10-Q
period 2000-06-30
CROSSWALK COM
filed 2000-08-11
CIK 1037599

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 333-25937


                               Crosswalk.com, Inc.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                           54-1831588
-------------------------------                      ---------------------
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

(1) Yes X No


As of August 7, 2000 there were 7,798,846 shares of the Registrant's common stock outstanding.




                                                                                           PAGE
                                                                                          NUMBER
PART I               FINANCIAL INFORMATION

ITEM 1:     Financial Statements (Unaudited)
            Consolidated Balance Sheets as of December 31, 1999
                     and June 30, 2000.............................................          3
            Consolidated Statements of Operations for the three months
                     and six months ended June 30, 1999 and 2000...................          4
            Consolidated Statements of Cash Flows for the three months
                     and six months ended June 30, 1999 and 2000...................          5
            Notes to Consolidated Financial Statements.............................          6

ITEM 2:     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...........................         10

ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk............          17

PART II              OTHER INFORMATION

ITEM 1:     Legal Proceedings......................................................         17

ITEM 2:     Changes in Securities and Use of Proceeds..............................         17

ITEM 3:     Defaults Upon Senior Securities........................................         17

ITEM 4:     Submission of Matters to a Vote of Security Shareholders..............          17

ITEM 5:     Other Information......................................................         18

ITEM 6:     Exhibits and Reports on Form 8-K.......................................         18

            SIGNATURES and EXHIBITS................................................         19


CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

<CAPTION


                                                                                        December 31,             June 30,
                                                                                            1999                  2000
                                                                                      -------------------   -------------------
                                                                                                               (unaudited)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                             $1,641,157           $1,297,233
   Short-term investments                                                                 4,538,906              857,385
   Accounts receivable including unbilled receivables of $566,515 and
      $82,640 at December 31, 1999 and June 30, 2000, respectively                        2,155,555            1,276,421
   Deferred costs                                                                           142,910              436,972
   Notes receivable from officers                                                            37,500               23,165
   Other current assets                                                                      27,750               27,752
                                                                                      -------------      ---------------
        Total current assets                                                              8,543,778            3,918,928

LONG TERM INVESTMENTS                                                                     2,774,747            1,580,375

PROPERTY AND EQUIPMENT, net                                                               1,847,703            1,733,602

OTHER ASSETS:
   Deposits                                                                                 161,275              118,396
   Deferred costs                                                                            18,216              189,923
   Intangible assets, net                                                                 6,438,697            5,847,880
                                                                                      -------------      ---------------
        Total other assets                                                                6,618,188            6,156,199
                                                                                      -------------      ---------------

TOTAL ASSETS                                                                            $19,784,416          $13,389,104
                                                                                      ==============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                      $2,527,650             $641,333
   Accrued liabilities                                                                      861,451              691,186
   Deferred revenue                                                                          64,005              816,911
                                                                                      -------------      ---------------
        Total current liabilities                                                         3,453,106            2,149,430

OTHER LIABILITIES:
   Accounts payable - Long Term                                                              72,210               87,952
   Deferred Revenue - Long Term                                                                                  457,090
   Other Liabilities - Long Term                                                                                  30,000

COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 1999 and June 30, 2000
   Common stock, $.01 par value, 20,000,000 shares authorized
      7,592,972 and 7,708,744 shares issued and outstanding
      at December 31, 1999 and at June 30, 2000, respectively                                75,930               77,087
   Common stock warrants                                                                    127,660              127,660
   Additional paid-in capital                                                            38,156,922           38,737,762
   Accumulated deficit                                                                 (22,046,933)         (28,247,522)
   Accumulated other comprehensive loss:
     Net unrealized loss on available-for-sale securities                                  (54,479)             (30,355)
                                                                                      -------------      ---------------
        Total stockholders' equity                                                       16,259,100           10,664,632
                                                                                      -------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $19,784,416          $13,389,104
                                                                                      =============      ===============

See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                         For the Three Months                       For the Six Months
                                                            Ended June 30,                            Ended June 30,
                                                        1999               2000                   1999               2000


OPERATING REVENUES:
   Advertising/Sponsorship sales                        $1,501,214         $1,716,997             $2,474,683         $3,216,692
   Retail sales                                             77,574             84,789                125,762            220,785
   Internet services                                        60,397             29,742                113,797             45,741
                                                  ------------------- ------------------     -------------------- ------------------
        Total operating revenues                         1,639,185          1,831,528              2,714,242          3,483,218

OPERATING EXPENSES:

   Cost of goods and services                              848,593            686,449              1,502,082          1,495,171
   Crosswalk operations                                    893,835          1,257,961              1,662,620          2,857,665
   Sales and marketing                                     832,123            772,879              1,492,027          2,013,976
   General and administrative                              529,198          1,193,089                919,767          2,027,861
                                                  ------------------- ------------------     -------------------- ------------------
        Total operating expenses                         3,103,749          3,910,378              5,576,496          8,394,673
                                                  ------------------- ------------------     -------------------- ------------------

LOSS FROM OPERATIONS                                   (1,464,564)        (2,078,850)            (2,862,254)        (4,911,455)

OTHER INCOME NET                                           212,270             63,546                347,171            118,454

Net loss before cumulative effect of a
change in accounting practice                         ($1,252,294)       ($2,015,304)           ($2,515,083)       ($4,793,001)
Cumulative effect of a one-time adjustment to
reflect change in revenue and cost recognition                  --                 --                     --       ($1,407,589)
                                                  -----------------  -----------------      -----------------  -----------------

Net loss                                              ($1,252,294)       ($2,015,304)           ($2,515,083)       ($6,200,590)
                                                  =================  =================      =================  =================

Amounts per common share:
Net loss before cumulative effect of a
change in accounting practice                              ($0.18)            ($0.26)                ($0.41)            ($0.62)
Cumulative effect of a one-time adjustment to
reflect change in revenue and cost recognition                  --                 --                     --            ($0.19)
                                                  -----------------  -----------------      -----------------  -----------------

Net loss per common share (basic and diluted)              ($0.18)            ($0.26)                ($0.41)            ($0.81)
                                                  =================  =================      =================  =================


Weighted average number of common
   shares outstanding                                    6,893,720          7,703,005              6,198,279          7,663,288
                                                  =================  =================      =================  =================

See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                   ----------------------------------------
                                                                         1999                  2000
                                                                   -----------------    -------------------
OPERATING ACTIVITIES:

Net loss                                                             $   (2,515,083)      $    (6,200,590)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                             128,504               379,245
   Amortization                                                               4,998               590,817
   Loss on disposal of property and equipment                                 2,554                  (257)
   Stock compensation expense                                                     -                 7,693
   Common stock issued in lieu of cash for advertising                            -               532,750
   Changes in operating assets and liabilities:
      Accounts receivable                                                (1,337,292)              893,469
      Deposits                                                               (4,146)               42,879
      Other current assets                                                   (6,974)                   (2)
      Deferred costs                                                       (157,474)             (465,769)
      Accounts payable                                                      373,384            (1,840,575)
      Accrued liabilities                                                    17,838              (170,265)
      Deferred revenue                                                       29,024             1,209,996
                                                                     --------------       ---------------
         Net cash used in operating activities                           (3,464,667)           (5,020,609)
                                                                     --------------       ---------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (1,107,331)             (264,887)
   Purchase of Intangible Assets                                            (97,500)                    -
   Sales and maturities of investments                                    2,102,902             4,900,017
   Purchase of investments                                               (9,494,266)                    -
                                                                     --------------       ---------------
      Net cash (used in) provided by investing activities                (8,596,195)            4,635,130
                                                                     --------------       ---------------

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and warrants               17,676,958                52,784
   Cost of issuing common stock in lieu of cash                                   -               (11,229)
                                                                     ---------------      ---------------
     Net cash  (used in) provided by financing activities                17,676,958                41,555
                                                                     --------------       ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   5,616,096              (343,924)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                    1,234,451             1,641,157
                                                                     --------------       ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    6,850,547       $     1,297,233
                                                                     ==============       ===============

See accompanying notes.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000



A.       THE COMPANY AND BASIS OF PRESENTATION

Crosswalk.com, Inc. (including its subsidiaries, "Crosswalk" or the "Company") is the creator of its Web site www.crosswalk.comTM ("crosswalk.com"), which the Company believes is the premier portal site for the online Christian and family-friendly community, with a focus on "the intersection of faith and life", covering a growing spectrum of everyday life within a Christian context. Crosswalk.com offers to members and visitors channels targeting music, personal finance, careers, sports, homeschooling, and health; lifestyle channels focusing on men, women, families and spiritual life; and services ranging from free Web access filtering, a full-Web filtered search engine, and "mycrosswalk" customized start pages to online shopping, family-friendly movie reviews, bible study, greeting cards, games, chat, forums, local events, news, free email and more.

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

The accompanying unaudited financial statements as of June 30, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

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

The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000, to recognize such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the six months ended June 30, 2000, the impact of the change in accounting was to increase net loss by $.7 million, or $0.09 per share, comprised of the $1.4 million cumulative effect of the change as described above ($0.19 per share), net of $.7 million of the related deferred revenue and cost which was recognized as revenue and cost during the first six months ($0.10 per share). Had the change in accounting been adopted as of January 1, 1999, net loss for the six months ended June 30, 1999 would have increased by $.8 million, or $0.13 per share.

Barter transactions, amounting to approximately eighteen percent of revenues for the quarter ended June 30, 2000, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions. Barter transactions consist of providing web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

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

Comprehensive income - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the six months ended June 30, 2000 and 1999, the Company's comprehensive loss was $6,230,945 and $2,565,931, respectively.

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

B.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred costs - Deferred costs at June 30, 2000 consisted of content fees, conference fees, insurance costs, software maintenance, investor relations and license fees and deferred barter costs associated with revenue deferred pursuant to compliance with SEC Staff Accounting Bulletin No. 101. The software maintenance and license fees are ratably expensed over the life of the maintenance and license agreements. The content, conference and investor relations fees are charged to expense once the services associated with these fees have been delivered to the Company. Insurance costs are ratably expensed over the life of the policy for which premiums have been paid. The barter costs are recognized as services are rendered.

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

Securities available-for-sale in the accompanying balance sheet at June 30, 2000 with contractual maturities of one year of less are $2,643,318 which includes $205,558 in Cash and Cash Equivalents since they have original maturities of three months or less, and with contractual maturities of one through five years are $1,580,375. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity. The Company has recorded an unrealized gain of $464 and an unrealized loss of $30,819 as of June 30, 2000. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of June 30, 2000, are as follows:

                                                                             Gross Unrealized     Gross Unrealized
                                        Market Value          Cost Basis          Gains                (Losses)
                                        ------------          ----------          -----                -------
U.S. Govt. Debt Securities              $ 1,122,439          $ 1,135,546       $     94               $ (13,201)
Municipal Debt Securities                   203,181              202,811            370                     ---
Corporate Debt Securities                 1,317,698            1,335,316            ---                 (17,618)
                                        -----------          -----------       --------               ---------
Total at June 30, 2000                  $ 2,643,318          $ 2,673,673       $    464               $ (30,819)
                                        ===========          ===========       =========              =========

The Company recorded a net realized loss of $7,672 and $29,184 in the three months and six months ended June 30, 2000 that is included in interest expense.

D.       RELATED PARTY TRANSACTIONS

At June 30, 2000, the Company had a Note receivable from a director of the Company. The Company is charging interest on this Note at the minimum federal statutory rate at the time of issuance of 5.7%. This Note is due to be repaid on September 8, 2000.

E.       NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                               For the Three Months                      For the Six Months
                                                                  Ended June 30,                            Ended June 30,
                                                                  ---------------                           --------------

                                                            1999                 2000                 1999                 2000
                                                            ----                 ----                 ----                 ----
Net loss (numerator)                                    $(1,252,294)        $ (2,015,304)        $ (2,515,083)        $ (6,200,590)
Weighted average shares (denominator)                     6,893,720            7,703,005            6,198,279            7,663,288

Basic net loss per share                                  $   (0.18)             $ (0.26)        $      (0.41)        $      (0.81)
                                                           --------         ------------         ------------         ------------

Dilutive shares (denominator)                             6,893,720            7,703,005            6,198,279            7,663,288
Diluted net loss per share                                $   (0.18)          $    (0.26)        $      (0.41)        $      (0.81)
                                                           --------         ------------         ------------         ------------


As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128 "Earnings Per Share." Thus, 55,414 and 45,730 stock options and purchase warrants granted at below market prices outstanding in the six months ended June 30, 1999 and June 30, 2000, respectively, are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

F.       COMMITMENTS

In September 1999, the Company entered into a one-year Network Title Sponsorship Agreement ("Agreement") with The Christian Network, Inc., which includes "Praise on Pax" and "Worship on Pax." Under this Agreement, the Company is entitled to a national title sponsorship on "Praise on Pax" telecasts and a national corporate sponsorship on "Worship on Pax" telecasts. The Company also receives advertising and promotional rights. The total cost for these sponsorship and advertising rights is $1,025,000, payable quarterly in cash or, at the Company's option, in shares of the Company's common stock having a fair market value equal to the required payment. The Company is also obligated to issue additional shares of common stock for each new member generated for Crosswalk.com as a result of these sponsorship and advertising arrangements, based on a valuation of $1.00 for each member generated. In February, April and July 2000, respectively, 39,018, 52,196 and 90,102 shares of Crosswalk common stock were issued for services rendered under this Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of crosswalk.com(TM), an interactive Web site, which provides information and resources that the Company believes generally appeals to the Christian and family friendly community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of advertising and sponsorship contracts ("Advertising/sponsorship sales"); select online retailing of Christian and family-friendly products (music, books, apparel, gifts, etc.) manufactured or developed by others, and referral fees from co-marketing relationships ("Retail sales"); and the provision of an array of Internet services ("Internet services").

The vast majority of the Company's revenue has been generated through the sale of advertising and sponsorship opportunities on crosswalk.com; followed by direct retail sales and royalties/fees from the sale of Christian interest products (primarily CDs, tapes, books, and other articles) manufactured or developed by others and generally appealing to the Christian marketplace. The Company's strategy going forward is one of making crosswalk.com a community portal with deep Channel content and a breadth of information for Christians, not just Christian information. It is the Company's belief that this strategy, coupled with cost-effective multimedia marketing and promotional activities, will accelerate traffic and thus revenue growth over time. The Company plans to continue enhancing crosswalk.com in order to maintain its leadership position as the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

In the second quarter, the Company focused its resources on efficient viral marketing, increasing cash revenues and reducing costs. One of these cost cutting measures was to cease the operations of two retail stores on crosswalk.com. The Company's main operating objective is to become cashflow positive as soon as possible. The result is that for two consecutive quarters, the Company has significantly reduced the monthly cash burn rate. In the second quarter, the monthly cash burn was reduced by approximately 44% to under $450,000. The first quarter 2000 reported monthly cash burn rate was about $800,000. This reduction was akin to the 46% decrease generated in the first quarter of this year.

One of the keys to achieving the goal of operating on a cashflow positive basis, is to complete the transition from sponsorship revenues to higher margin cash advertising revenues, and to reduce barter. Advertisers are organizations placing ads on crosswalk.com, for which Crosswalk.com is paid a flat fee or a fee per ad impression delivered. Sponsors are organizations that receive premiere positioning for their content on various areas of crosswalk.com and in effect become a "sponsor" of those areas, a service for which Crosswalk.com receives a fee. The Company has not accepted any new barter arrangements in 2000, but is committed to performing on those previously contracted. The progress of this transition is that cash revenues grew by 88% to approximately $1,500,000 in the second quarter of 2000 versus $800,000 generated in the second quarter of last year. In the second quarter of 2000, cash revenues grew 21% over the first quarter of 2000. The Company's revenue generated from Advertising/sponsorship sales for the second quarter 2000 was 94% of total operating revenue, and represented an increase of 14% over the second quarter 1999 revenue that was 91% of total operating revenue for that quarter. With the change in revenue mix to cash advertising from sponsorships and barter, the Advertising/sponsorship revenue for the first six months of 2000 increased 30% (or $742,009) over the first six months of 1999.

The Nielsen NetRatings data for May, 2000 also indicates the potential that the Company has for providing value to advertisers. Crosswalk.com was ranked as the number one "Family & Lifestyle" Web site in terms of repeat visits per person and the 33rd largest "Family & Lifestyle" Web site overall based upon the number of unique monthly visitors. Advertising click-thru rates (CTR) reported by Nielsen ranked crosswalk.com higher than any site among the Web's 10 largest advertising venues and more than twice as high as averages for the Top 10, 25, and 50 advertising supported sites.

The Company's progress in developing crosswalk.com is also evidenced by the growth in membership and average monthly page views on crosswalk.com and email views, which has been targeted for growth beginning this year as part of the Company's revenue transition, given the high margin ad revenue potential. Membership is free and represents the number of registered users of the Company's content or services. At June 30, 2000, the Company had 1,450,000 members as compared to just over 300,000 members at June 30, 1999, representing an annual growth rate of 383%. The Company saw growth in membership despite a significant purging of inactive members. This purging was deemed necessary in order to maintain integrity with our advertisers. Page views and email views are a measure of total pages viewed by visitors to crosswalk.com and the number of emails sent at the request of Crosswalk.com's constituents in a month. Average monthly page views tallied in the second quarter of 2000 reached approximately 18,400,000, up from 6,500,000 for the comparable second quarter a year earlier. This represents an annual growth rate of 183%. Page views were essentially flat quarter to quarter due to the impact on traffic of the Company's decision to close two unprofitable online retail stores. Email views in the second quarter of 2000 totaled approximately 11,000,000 versus 5,000,000 in the first quarter of 2000. The opportunity for the Company to generate increasing revenues is largely predicated upon increasing this membership and traffic.

The Company has a limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving, and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of June 30, 2000, the Company had an accumulated deficit of $28,247,522.

The Company's expense levels are based in part on possible future revenues, of which there can be no assurance. The Company's ability to generate revenue from the commercial sale of advertising space on crosswalk.com is tied to its ability to generate traffic on the Web site and emails, and the effectiveness of its sale staff. The Company plans to significantly increase its sales efforts, however a shortfall in revenues without commensurate reductions in cost, could have an immediate adverse impact on the Company's business, results of operations and financial condition. The Company expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NET LOSS

For the six months ended June 30, 2000, the Company incurred a net loss before cumulative effect of a change in accounting practice of $4,793,001, and a total net loss after the cumulative effect of a change in accounting practice of $6,200,590, as compared to a net loss of $2,515,083 for the same period ended June 30, 1999. In the first quarter of 2000, the Company booked a ($1,407,589) one-time adjustment in response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999. In this regard, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the net loss for the first six months of 1999 would have been $3,340,593. The increased loss before cumulative effect of a change in accounting practice for the first six months of 2000 over the first six months of 1999 was $2,277,918 (91%). It was due primarily to an increase in operating expenses, offset in part by increases in revenues. The increased loss consisted of a $2,825,088 (69%) increase in operating expenses excluding cost of goods sold for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, and a $228,717 (66%) decrease in other income offset to an extent by $775,887 (64%) increase in gross margin.

REVENUES

The Company generated $768,976 or 28% more revenue in the six months ended June 30, 2000 than in the same period in 1999. In the first six months of 2000, the $3,483,218 revenue earned consisted of $3,216,692 from Advertising/sponsorships sales, $220,785 from Retail sales, and $45,741 from Internet services, while in the first six months of 1999, the $2,714,242 revenue earned consisted of $2,474,683 from Advertising/sponsorships sales, $125,762 from Retail sales, and $113,797 from Internet services. The year on year change in revenue mix is a 30% ($742,009) increase in Advertising/sponsorship sales, a 76% ($95,023) increase in Retail sales, and a 60% ($68,056) decrease in Internet services revenue. Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet websites, amounted to twenty-one percent of the revenue earned in the first six months of 2000. This compared to fifty-one percent of revenue in the first six months of 1999. Advertising/sponsorship sales increased due to the Company's growing emphasis on leveraging content and attracting advertisers to the loyal niche that crosswalk.com serves as indicated from the previously mentioned Nielsen NetRatings. Retail sales increased by $95,023 in the first six months of 2000 as compared to the six months ended June 30, 1999, due to increased Web site traffic, site enhancements and product offerings. At the end of the quarter, the Company closed two unprofitable online retail stores. Internet Services revenues decreased by $68,056, in the six months ended June 30, 2000 over the same period last year, due to the emphasis being placed on advertising and away from various Internet services for the Company's clients.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the revenue for the first six months of 1999 would have been $1,197,132 versus the $2,714,242 reported. Therefore, on a comparable basis, the first six months of 2000 revenue would have been up $2,286,086 or 191% versus the first six months of 1999.

The Company's emphasis going forward will be on leveraging what the Company believes is robust content important to its niche, and the great affinity of crosswalk members and the Christian community. This involves increasing the number of advertisers, and focusing on high margin affiliate relations with less emphasis on direct retail for commodity items. With continued growth in site traffic, service enhancements, and successful viral marketing campaigns, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to the integration of client content on crosswalk.com; retailing Christian interest products on crosswalk.com; and, the provision of Internet services was $1,495,171 and $1,502,082 for the six months ended June 30, 2000 and 1999, respectively. The Company's gross margin for the six months ended June 30, 2000 increased to 57% from 45% for the same period in 1999. This increase is due primarily to the decrease in barter transactions, which accounted for less than 21% of revenues in the six months ended June 30, 2000 versus 51% in the same period in 1999.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the cost of goods and services for the first six months of 1999 would have been $810,842 versus the $1,502,082 reported. Therefore, on a comparable basis, the first six months 1999 gross margin would have been 32% versus the 45% reported.

CROSSWALK OPERATIONS

Crosswalk operations expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for the Company's interactive Web site (crosswalk.com), increased to $2,857,665 for the six months ended June 30, 2000, as compared to $1,662,620 for the same period in 1999. The 72% ($1,195,045) increase in cost of Crosswalk operations was due to the growth in the Channel content on crosswalk.com. The largest portion of the increase ($871,770 or 90%) is due to increases in staffing and related expenses. The Company has greatly expanded its development staff in order to provide continuous improvements of Crosswalk.com's products and services. The next largest increase in costs ($250,741 or 195%) was in depreciation expense given the Company's investment in technology assets necessary to support the growth of crosswalk.com. Other expenses included in this category are content expenses, software license and maintenance charges, consulting expenses and various other staff related costs such as travel, office supplies, etc.

SALES AND MARKETING

In the first six months of 2000, sales and marketing expenses were $2,013,976 as compared to $1,492,027 for the same period in 1999. Sales and marketing expenses increased 35% ($521,949) largely due to the Company's continued investment in its cross-media marketing campaign to promote crosswalk.com. The marketing campaign consisted of advertising and promotion on Christian radio, select network and cable television, contests, online links from search engines, and ads in Christian periodicals. The Company believes that it will continue to incur marketing expenses as it seeks to increase market awareness of crosswalk.com.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative costs in the first six months of 2000, to $2,027,861 from $919,767 in the first six months of 1999. This 120% increase ($1,108,094) is due largely to increases in office operating costs due to increases in headcount, headquarter and satellite locations, and bandwidth required to support traffic growth on crosswalk.com.

INTEREST INCOME

Interest income decreased 66% to $118,197 from $349,725 for the first six months ended June 30, 2000 and 1999, respectively. This $231,528 decrease is due to the use of investments for business expansion and operations.


THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

NET LOSS

For the quarter ended June 30, 2000, the Company incurred a net loss before cumulative effect of a change in accounting practice of $2,015,304, as compared to a net loss of $1,252,294 for the same quarter in 1999. As stated earlier in this report, the Company booked a ($1,407,589) one-time adjustment in the first quarter of 2000. In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the net loss for the second of 1999 would have been $1,840,041.

The increased loss before cumulative effect of a change in accounting principle for the second quarter of 2000 over the same period in 1999 was $763,010 (61%). It was due primarily to an increase in operating expenses, offset in part by increases in revenues. The increased loss consisted of a $968,773 (43%) increase in operating expenses, excluding cost of goods sold for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, a $148,724 (70%) decrease in other income, offset to an extent by $354,487 (45%) increase in gross margin. The increase in operating expenses included the booking of a $435,212 provision for bad debt.

REVENUES

The Company generated $192,343 or 12% more revenue in the three months ended June 30, 2000 than in the same period in 1999. The $1,831,528 of revenue earned in the second quarter of 2000 consisted of $1,716,997 from Advertising/sponsorships sales, $84,789 from Retail sales, and $29,742 from Internet services, while the $1,639,185 of revenue earned in the second quarter of 1999 consisted of $1,501,214 from Advertising/sponsorships sales,

$77,574 from Retail sales, and $60,397 from Internet services. The quarter on quarter change in revenue mix is a 14% ($215,783) increase in Advertising/sponsorship sales, a 9% ($7,215) increase in Retail sales, and a 51% ($30,655) decrease in Internet services revenue. Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet websites, amounted to eighteen percent of the revenue earned in the second quarter of 2000. This compared to fifty-two percent in the second quarter of 1999. Because of this reduction on barter recognition, cash revenues grew by 88% to approximately $1,500,000 in the second quarter ended June 30, 2000,versus the $800,000 generated in the second quarter of 1999. In the second quarter of 2000, cash revenues grew 21% over the first quarter of 2000. The Company's transition to the advertising sales revenue model from a sponsorship sales model has led to the increase in cash sales. Retail sales increased by $7,215 in the second quarter of 2000 due to increased Web site traffic, site enhancements and product offerings, despite the fact that at the end of the quarter, the Company closed two unprofitable online retail stores. Internet Services revenues decreased by $30,655, in the three months ended June 30, 2000, due to the emphasis being placed on advertising and away from various Internet services for the Company's clients.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the revenue for the second quarter of 1999 would have been $749,928 versus the $1,639,185 reported. Therefore, on a comparable basis, the second quarter 2000 revenue would have been up $1,081,600 or 144% versus the second quarter of 1999.

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

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to the related to the integration of client content on crosswalk.com; retailing Christian interest products on crosswalk.com; and the provision of Internet services; was $686,449 and $848,593 for the quarters ended June 30, 2000 and 1999, respectively. The Company's gross margin for the quarter ended June 30, 2000 increased to 63% from 48% for the same period in 1999. This increase is due primarily to the decrease in barter transactions, which accounted for 18% of revenues in the three months ended June 30, 2000 versus 52% in the same period in 1999.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the cost of goods and services for the second quarter of 1999 would have been $547,123 versus the $848,593 reported. Therefore, on a comparable basis, the second quarter 1999 gross margin would have been 27% versus the 48% reported.

CROSSWALK OPERATIONS

Crosswalk operations expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for the Company's interactive Web site (crosswalk.com), increased to $1,257,961 for the three months ended June 30, 2000, as compared to $893,835 for the same period in 1999. This 41% ($364,126) increase in the cost of Crosswalk operations was due to the growth in the Channel content on crosswalk.com. One of the single largest increases in costs ($97,689 or 11%) was in depreciation expense given the Company's investment in technology assets necessary to support the growth of crosswalk.com. Crosswalk operations also experienced growth in content and consulting expense of $145,348 or 134%. The Company purchased a larger amount of content and utilized consultants from a wider variety of sources and on many more topics due to the increased number of channels and the depth of those channels and services on crosswalk.com. There was also an increase of $26,598 or

4% in staffing and related expenses. In addition, there were increases in travel, supplies, and communications expense.

SALES AND MARKETING

In the three months of the second quarter of 2000, sales and marketing expenses were $772,879 as compared to $832,123 for the same period of 1999. Sales and marketing expenses decreased 7% ($59,244) largely due to the Company's change in strategy to focus on cost efficient email and Internet viral marketing to promote crosswalk.com. The Company believes that it will continue to incur marketing expenses as it seeks to increase market awareness of crosswalk.com.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative costs in the second quarter of 2000 to $1,193,089 from $529,198 in the second quarter of 1999. This 125% increase ($663,891) is due largely to increases in office operating costs due to increased headquarter and satellite location floor space, the $435,000 provision for bad debt expense, and increased bandwidth required to support traffic growth on crosswalk.com. G&A expenses are expected to decline in the next quarter as the Company has successfully sublet excess office space, and our client relationships and contract processes have been strengthened to reduce potential future bad debt expenses.

INTEREST INCOME

Interest income decreased 70% to $63,546 from $212,270 for the quarters ended June 30, 2000 and 1999, respectively. This $148,724 decrease is due to the use of investments for business expansion and operations.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ending June 30, 2000 and 1999, net cash used in operating activities was $5,020,609 and $3,464,667 respectively. Net cash provided by investing activities was $4,635,130 for the first six months of 2000, and net cash used in investment activities was $8,596,195 for the same period 1999. Net cash provided in financing activities was $41,555 for the six months ended June 30, 2000. Net cash provided by financing activities was $17,676,958 for the six months ended June 30, 1999 and consisted of the receipt of $17,676,958 from the exercise of 2,561,400 Common Stock Purchase Warrants, 317,500 Underwriter Warrants, and 112,139 Common Stock Options. In the six months ended June 30, 1999, the Company invested the proceeds from the redemption of the warrants in U.S. government bonds and treasury notes, and Standard and Poors A-1 or AA rated corporate bonds.

The Common Stock Purchase Warrants were exercised after the Company exercised its right to call them based on the terms of the Purchase Warrant Agreement. The redemption date was February 12, 1999.

The Company currently anticipates that its $1,769,498 working capital balance at June 30, 2000, consisting primarily of the proceeds from the exercise of Common Stock Purchase Warrants, and the remaining proceeds from the Company's initial public offering after the debt liquidation and liquidation of accrued offering costs, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. However, the Company may seek to raise additional funds (1) in order to expand the overall marketing of crosswalk.com and to pursue potential leveraged joint marketing opportunities, (2) in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate, or (3) in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that current working capital will be sufficient to meet the Company's needs, or that additional financing will be available to the Company or will be available on acceptable terms.

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

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

None to report.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None to report.


ITEM 2.  CHANGE IN SECURITIES

In September 1999, the Company entered into a one-year Network Title Sponsorship Agreement ("Agreement") with The Christian Network, Inc., which includes "Praise on Pax" and "Worship on Pax." Under this Agreement, the Company is entitled to a national title sponsorship on "Praise on Pax" telecasts and a national corporate sponsorship on "Worship on Pax" telecasts. The Company also receives advertising and promotional rights. The total cost for these sponsorship and advertising rights is $1,025,000, payable quarterly in cash or, at the Company's option, in shares of the Company's common stock having a fair market value equal to the required payment. The Company is also obligated to issue additional shares of common stock for each new member generated for Crosswalk.com as a result of these sponsorship and advertising arrangements, based on a valuation of $1.00 for each member generated. In February, April and July 2000, respectively, 39,018, 52,196 and 90,102 shares of Crosswalk common stock were issued for services rendered under this Agreement.


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


ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER            DESCRIPTION
-------          ------------
11                Computation of Earnings Per Share
27.1              Financial Data Schedules - For the Three Months Ended June 30, 2000
27.2              Financial Data Schedules - For the Six Months Ended June 30, 2000
27.3              Financial Data Schedules - For the Three Months Ended June 30, 1999, restated
27.4              Financial Data Schedules - For the Six Months Ended June 30, 1999, restated

(b) Reports on Form 8-K

None to report.

                                   SIGNATURES

       In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CROSSWALK.COM, INC.


August 11, 2000             By: /s/ William M. Parker
                                ---------------------
                                    William M. Parker
                                    Chief Executive Officer and President



August 11, 2000             By: /s/ Gary A. Struzik
                                -------------------
                                    Gary A. Struzik, Chief Financial Officer and
                                    Secretary, Chief Accounting Officer




INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION                                                                      PAGE
-------          -------------                                                                     -----
11                Computation of Earnings Per Share                                                 1-2
27.1              Financial Data Schedules - For the Three Months Ended June 30, 2000               3-4
27.2              Financial Data Schedules - For the Six Months Ended June 30, 2000                   5
27.3              Financial Data Schedules - For the Three Months Ended June 30, 1999, restated     6-7
27.4              Financial Data Schedules - For the Six Months Ended June 30, 1999, restated         8