Form 10-Q
period 2000-09-30
CROSSWALK COM
filed 2000-11-14
CIK 1037599

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-25937
(Commission File Number)

CROSSWALK.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1831588 (I.R.S. Employer Identification Number)

4100 Lafayette Center Dr. Suite 110
Chantilly, VA 20151
(Address of principal executive offices)

(703) 968-4808
(Registrant’s telephone number, including area code)

             Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             As of November 10, 2000 there were 7,926,971 and 80,000 shares of the Registrant’s common stock and Series A preferred stock outstanding, respectively.

SIGNATURES	19
EXHIBITS	20

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 1999	September 30, 2000

		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,641,157	$2,779,167
Short-term investments	4,538,906	852,518
Accounts receivable including unbilled receivables of $566,515 and $82,640 at December 31, 1999 and September 30, 2000, respectively	2,155,555	1,151,932
Deferred costs	142,910	445,297
Notes receivable from officers	37,500	21,803
Other current assets	27,750	49,282

Total current assets	8,543,778	5,299,999
Long term investments	2,774,747	682,360
Property and equipment, net	1,847,703	1,558,985
Other assets:
Deposits	161,275	113,235
Deferred costs	18,216	123,742
Intangible assets, net	6,438,697	5,552,472

Total other assets	6,618,188	5,789,449

Total assets	$19,784,416	$13,330,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,527,650	$869,227
Accrued liabilities	861,451	548,533
Deferred revenue	64,005	623,416

Total current liabilities	3,453,106	2,041,176
Other Liabilities:
Accounts payable—Long Term	72,210	94,727
Deferred Revenue—Long Term	—	337,161
Other Liabilities—Long Term	—	44,058
Commitments
Stockholders’ Equity
Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, -0- and 80,000 shares issued and outstanding at December 31, 1999 and at September 30, 2000, respectively	—	80
Common stock, $.01 par value, 20,000,000 shares authorized, 7,592,972 and 7,926,971 shares issued and outstanding at December 31, 1999 and at September 30, 2000, respectively	75,930	79,270
Common stock warrants	127,660	127,660
Additional paid-in capital	38,156,922	41,236,199
Accumulated deficit	(22,046,933)	(30,630,465)
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	(54,479)	927

Total stockholders’ equity	16,259,100	10,813,671

Total liabilities and stockholders’ equity	$19,784,416	$13,330,793

See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		Ended September 30, For the Nine Months

	1999	2000	1999	2000

Operating Revenues:
Advertising/Sponsorship sales	$2,038,602	$1,317,354	$4,513,267	$4,534,046
Retail sales	96,882	56,540	222,645	277,326
Internet services	31,363	46,045	145,160	91,787

Total operating revenues	2,166,847	1,419,939	4,881,072	4,903,159
Operating Expenses:
Cost of good and services	1,064,300	591,776	2,566,382	2,086,946
Crosswalk operations	1,377,257	1,472,346	3,199,966	4,330,011
Sales and marketing	1,661,416	1,029,937	3,001,502	3,043,914
General and administrative	947,616	718,805	1,858,308	2,746,666

Total operating expenses	5,050,589	3,812,864	10,626,158	12,207,537

Loss From Operations	(2,883,742)	(2,392,925)	(5,745,086)	(7,304,378)
Other Income Net	158,693	9,979	507,856	128,433

Net loss before cumulative effect of a change in accounting practice	(2,725,049)	(2,382,946)	(5,237,230)	(7,175,945)
Cumulative effect of a one-time adjustment to reflect change in revenue and cost recognition	0	0	0	(1,407,589)

Net Loss	$(2,725,049)	($2,382,946)	$(5,237,230)	$(8,583,534)

Amounts per common share:
Net loss before cumulative effect of a change in accounting practice	$(0.37)	$(0.31)	$(0.80)	$(0.93)
Cumulative effect of a one-time adjustment to reflect change in revenue and cost recognition	$0.00	$0.00	$0.00	$(0.18)

Net loss per common share (basic and diluted)	$(0.37)	$(0.31)	$(0.80)	$(1.11)

Weighted average number of common shares outstanding	7,300,619	7,802,305	6,571,129	7,709,965

See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	1999	2000

Operating Activities:
Net loss	$(5,237,230)	$(8,583,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	279,379	580,400
Amortization	154,358	886,225
Loss on disposal of property and equipment	2,522	8,692
Stock compensation expense	38,654	7,693
Common stock issued in lieu of cash for advertising	40,000	1,045,249
Changes in operating assets and liabilities:
Accounts receivable	(1,826,871)	1,019,320
Deposits	(5,098)	48,040
Other current assets	(19,421)	(21,532)
Deferred costs	(129,735)	(407,913)
Accounts payable	995,365	(1,591,848)
Accrued liabilities	158,725	(312,918)
Deferred revenue	49,224	896,572

Net cash used in operating activities	(5,500,128)	(6,425,554)

Investing Activities:
Purchases of property and equipment	(1,589,457)	(300,374)
Purchase of intangible assets	(1,851,612)	—
Sales and maturities of investments	5,072,145	5,834,183
Purchases of investments	(10,367,164)	—

Net cash (used in) provided by investing activities	(8,736,088)	5,533,809

Financing Activities:
Net proceeds from issuance of preferred stock	—	2,000,000
Net proceeds from issuance of common stock and warrants	17,630,901	52,784
Cost of issuing common stock in lieu of cash & preferred stock	—	(23,029)

Net cash provided by financing activities	17,630,901	2,029,755

Net Change In Cash And Cash Equivalents	3,394,685	1,138,010
Cash and Cash Equivalents, Beginning of Period	1,234,451	1,641,157

Cash and Cash Equivalents, End of Period	$4,629,136	$2,779,167

See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000

A.   The Company and Basis of Presentation

             Crosswalk.com, Inc. (including its subsidiaries, “Crosswalk” or the “Company”) is the creator of its Web site www.crosswalk.comTM (“crosswalk.com”), which the Company believes is the premier portal site for the online Christian and family-friendly community, with a focus on “the intersection of faith and life”, covering a growing spectrum of everyday life within a Christian context. Crosswalk.com offers to members and visitors, content channels targeting music, personal finance, careers, sports, homeschooling, and health; lifestyle channels focusing on men, women, families and spiritual life; and services ranging from Internet filtering, and “mycrosswalk” customized start pages to online shopping, family-friendly movie reviews, bible study, greeting cards, games, chat, forums, local events, news, free email and more.

             The Company’s business includes the development and aggregation of Internet content and services, which it believes are conducive to the online Christian and family-friendly community. The Company sells advertising in this venue and generates royalty sales from products sold through affiliate vendors linked with crosswalk.com. The Company intends to build traffic and membership to crosswalk.com through efficient marketing and product development activities, with the goal of building market awareness and acceptance of its product, which it believes will result in revenue growth and profitability. The Company operates in one business segment.

             The accompanying unaudited financial statements as of September 30, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

B.   Summary of Significant Accounting Policies

             Principles of Consolidation—The consolidated financial statements include the financial statements of Crosswalk.com, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

             Use of estimates—Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

             Cash equivalents—Cash and cash equivalents include cash and investments with initial maturities of three months or less.

             Short and long-term investments—The Company invests in U.S. government bonds and treasury notes, municipal bonds, and corporate bonds. Investments with current maturities greater than three months but less than twelve months from the balance sheet date are short-term investments. Those investments with current maturities greater than twelve months from the balance sheet date are long-term investments.

             The Company’s marketable securities are classified as available-for-sale as of the balance sheet dates and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

             Depreciation and amortization—Property and equipment are stated at cost. Depreciation is determined using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the life of the related lease. Intangible assets are amortized over useful lives of five to ten years using the straight-line method.

             Revenue recognition—As of January 1, 2000, the Company’s revenues were primarily derived from the sale of banner advertising. Advertising revenues are recognized in the period in which the advertisement is displayed and collection of the resulting receivable is probable.

             The Company’s revenue model prior to January 1, 2000 included significant revenues from third party sponsorships for prime Web site exposure in which the Company recognized nonrefundable revenue upon completing the integration of a sponsor’s web based material onto the Crosswalk.com site. The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000, to recognize such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101—Reven ue Recognition in Financial Statements. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the nine months ended September 30, 2000, the impact of the change in accounting was to increase net loss by $.5 million, or $0.07 per share, comprised of the $1.4 million cumulative effect of the change as described above ($0.18 per share), net of $.9 million of the related deferred revenue and cost which was recognized as revenue and cost during the first nine months ($0.11 per share). Had the change in accounting been adopted as of January 1, 1999, net loss for the nine months ended September 30, 1999 would have increased by $1.06 million, or $0.14 per share.

             Barter transactions, amounting to approximately twelve percent of revenues for the quarter ended September 30, 2000, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions. Barter transactions consist of providing web development services in return for advertising space in the customer’s magazine, and website presence on crosswalk.com in exchange for advertising space on the customer’s website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

             Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the nine months ended September 30, 2000 and 1999, the Company’s comprehensive loss was $8,582,607 and $5,275,744, respectively.

             Deferred costs—Deferred costs at September 30, 2000 consisted of content fees, conference fees, insurance costs, software maintenance, investor relations and license fees and deferred barter costs associated with revenue deferred pursuant to compliance with SEC Staff Accounting Bulletin No. 101. The software maintenance and license fees are ratably expensed over the life of the maintenance and license agreements. The content, conference and investor relations fees are charged to expense once the services associated with these fees have been delivered to the Company. Insurance costs are ratably expensed over the life of the policy for which premiums have been paid. The barter costs are recognized as services are rendered.

             Derivative instruments and hedging activities—In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued SAFS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000, the FASB issued SAFS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment to FASB Statement No. 133.”

             These rules require that all derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. SFAS No. 133 will be adopted by the Company on January 1, 2001. Management believes that the adoption of this standard will have no material effect on the Company’s financial position or results of operations.

             Reclassifications—Certain balances have been reclassified to conform to the current period presentation.

C.   Cash and Cash Equivalents, Short and Long-Term Investments

             The Company invests in U.S. government bonds and treasury notes and corporate bonds. All highly liquid instruments with current maturities of three months or less are considered cash equivalents; those with current maturities greater than three months but less than twelve months from the balance sheet date are considered short-term investments; and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

             Securities available-for-sale in the accompanying balance sheet at September 30, 2000 are $1,637,662 that includes $102,784 in Cash and Cash Equivalents having current maturities of three months or less. The Company has recorded an unrealized gain of $927 and no unrealized loss as of September 30, 2000. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of September 30, 2000, are as follows:

	Market Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized (Losses)

U.S. Govt. Debt Securities	$1,534,878	$1,534,365	$513	$—
Municipal Debt Securities	102,784	102,370	414	—
Corporate Debt Securities	—	—	—	—

Total at September 30, 2000	$1,637,662	$1,636,735	$927	$—

             The Company recorded a net realized loss of $1,436 and $30,620 in the three months and nine months ended September 30, 2000, respectively.

D.   Related Party Transactions

             At September 30, 2000, the Company had a Note receivable from a director of the Company, which was due to be repaid on September 8, 2000. As the Note is in default, it is accruing interest at 1.5% per month until remitted. See Note G.

E.   Net Loss Per Common Share

             The following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	1999	2000	1999	2000

Net loss (numerator)	$(2,725,049)	$(2,382,946)	$(5,237,230)	$(8,583,534)
Weighted average shares (denominator)	7,300,619	7,802,305	6,571,129	7,709,965

Basic net loss per share	$(0.37)	$(0.31)	$(0.80)	$(1.11)

Dilutive shares (denominator)	7,300,619	7,802,305	6,571,129	7,709,965
Diluted net loss per share	$(0.37)	$(0.31)	$(0.80)	$(1.11)

             As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128 “ Earnings Per Share.” Thus, 47,498 and 45,730 stock options and purchase warrants granted at below market prices outstanding in the nine months ended September 30, 1999 and September 30, 2000, respectively, are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

F.   Commitments

             In September 1999, the Company entered into a one-year Network Title Sponsorship Agreement (“Agreement”) with The Christian Network, Inc., which includes “Praise on Pax” and “Worship on Pax.” Under this Agreement, the Company is entitled to a national title sponsorship on “Praise on Pax” telecasts and a national corporate sponsorship on “Worship on Pax” telecasts. The Company also receives advertising and promotional rights. The total cost for these sponsorship and advertising rights is $1,025,000, payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock having a fair market value equal to the required payment. The Company is also obligated to issue additional shares of common stock for each new member generated for Crosswalk.com as a result of these sponsorship and advertising arrangements, based on a valua tion of $1.00 for each member generated. In February, April, July, and September 2000, respectively, 39,018, 52,196, 90,102, and 128,125 shares of Crosswalk common stock were issued for services rendered under this Agreement, which terminated September 30, 2000.

G.   Subsequent Events

             On October 24, 2000 the Board of Directors of the Company extended the maturity date of the Note receivable from a director of the Company to February 8, 2000 under the same terms and conditions of the original Note. Therefore, retroactive to September 8, 2000, the Note will continue to accrue 5.7% interest per annum.

             Also on October 24, 2000, the Board of Directors of the Company appointed Mr. Jon Morgan to its board of directors, pursuant to the terms of a private placement closed by the Company on 9/29/00 (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital Resources). Mr. Morgan has more than 17 years experience in launching and managing successful businesses in both investment management services and in the energy field. He is founder of several businesses including Morgan Capital Group, Inc., the Packard Fund, and, is president of J.M. Mineral & Land Co.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

             Crosswalk.com, Inc. (“the Company”) is primarily known as the creator of crosswalk.com™, an interactive Web site, which provides information and resources that the Company believes generally appeals to the Christian and family friendly community. The information and resources are developed and made available both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of advertising and sponsorship contracts (“Advertising/sponsorship sales”); select online retailing of Christian and family-friendly products (music, books, apparel, gifts, etc.) manufactured or developed by others, and referral fees from co-marketing relationships (“Retail sales”); and the provision of an array of Internet services (“Internet services”).

             The vast majority of the Company’s revenue has been generated through the sale of advertising and sponsorship opportunities on crosswalk.com; followed by direct retail sales and royalties/fees from the sale of Christian interest products (primarily CDs, tapes, books, and other articles) manufactured or developed by others and generally appealing to the Christian marketplace. During the third quarter, the Company decided to phase out of this business, and instead offer products through affiliates who provide advertising or royalties for their products offered on crosswalk.com. This allows both the Company and its affiliates to concentrate on their core strengths.

             Crosswalk.com is recognized as a community portal with deep Channel content and a breadth of information for Christians, not just Christian information. The Company’s strategy continues to be to leverage this content by selling advertising conducive to the Christian and family-friendly niche. Crosswalk.com’s consistent Nielsen NetRatings top ten rating in terms of repeat visits for “Family & Lifestyle” Websites is an indication of loyalty the Company believes will continue to attract quality advertisers. The Company believes it is uniquely positioned to serve this market as several of its key competitors closed their doors over the quarter, which may prove to present further opportunities for growth. The Company plans to continue enhancing crosswalk.com in order to extend its leadership position as the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian world view across the breadth of their life and interests.

             In the third quarter, the Company focused its resources on efficient viral marketing, increasing the quality of revenues and transitioning to more efficient services that will lower our fixed cost base in the future. The Company incurred $400,000 of nonrecurring expenses related to this transition. One of these transition measures was to consolidate the management of the Music Channel to the corporate office, thus enabling the Company to cease operations in two satellite facilities. This cost recognition, and planned revenue seasonality combined to result in an increase in the monthly cash burn rate from $450,000 to $600,000. However, the Company believes that the costs to financially position the company to efficient growth are largely complete and that we should see vast improvement in the fourth quarter and beyond.

             As indicated, revenue seasonality also contributed to the quarter to quarter cash burn increase. In its transition to the ad model, the Company has learned the significance of seasonality relevant to the Christian and family-friendly niche. The target market of ministry and church users of crosswalk.com experience seasonality in their income which is heavily skewed to the end of year due to the tax factor, and the after Christmas doldrums resulting in a slow down in the first quarter thereafter. The summer months are also slow given the emphasis on vacation and family time which results often in lower church attendance and certainly more alternatives to time on the computer. Therefore, the Company has experienced seasonal weakness in the first and third quarters of the year with seasonal strength is in the second and fourth quarters, as advertisers recognize this phenomena. Obviously, this has an impact on our cash burn and makes year on year revenue and cash burn comparisons much more valid than sequential quarter comparisons. The Company expects this trend to continue.

             One of the key objectives of the Company is to operate on a cashflow positive basis. In order to do this, the Company must continue to complete the transition from sponsorship and barter revenues of the past to higher margin cash advertising revenues. Advertisers are organizations placing ads on crosswalk.com, for which Crosswalk.com is paid a flat fee or a fee per ad impression delivered. Sponsors are organizations that receive premiere positioning for their content on various areas of crosswalk.com and in effect become a “ sponsor” of those areas, a service for which Crosswalk.com receives a fee. The Company has not accepted any new barter arrangements in 2000, but is committed to performing on those previously contracted. The progress of this transition is that cash revenues have grown by 55% in the nine months ended September 2000 versus 1999. Since the beginning of our transition to the ad model early this year, we have signed deals with more than 100 advertisers. Notably, very few are Internet companies and most of them have signed on for multiple ad campaigns. These advertisers are recognizing that the one of the most effective ways to reach the Christian and family-friendly niche is to advertise on Crosswalk.com. In the third quarter of 2000, online advertising grew 16% over the second quarter of 2000, despite the traditional summer slowdown in advertising activity. Total revenue for the quarter was $1,419,939 compared to $2,166,847 in the third quarter last year. However, this year-to-year comparison is skewed due to the fact that the Company has stopped accepting any new transactions which would be paid through the barter of services rather than cash. In the third quarter of 1999 this amounted to $932,000 or 43% of total re venue. The Company expects the barter portion of revenue to be less than 10% in the fourth quarter, and nominal thereafter. In addition, the Company ceased to accept low margin, high dollar sponsorship deals and curtailed low margin direct retail activities. Taking this all into account, cash revenues of $1,252,000 for the quarter represented a 1% growth over the third quarter of 1999, but at a gross margin improvement to 58% from 51%. While the Company does not expect to reach its stretch goal of being cash flow positive by December 2000, they believe it is likely that they will reach it soon thereafter.

             The Company’s progress in developing crosswalk.com is also evidenced by the growth in membership and average monthly page views on crosswalk.com and email views, which has been targeted for growth beginning this year as part of the Company’s revenue transition, given the high margin ad revenue potential. Membership is free and represents the number of registered users of the Company’ s content or services. At September 30, 2000, the Company had 1,694,116 active registered users (members) as compared to just over 603,566 members at September 30, 1999, representing an annual growth rate of 181%. The Company saw growth in membership despite two quarters of aggressive efforts to scrub inactive users from the company’s rolls and to honor the most stringent privacy/anti-spam guidelines for customer acquisition. This purging was deemed necessary in order to maintain integrity wit h advertisers. Page views and email views are a measure of total pages viewed by visitors to crosswalk.com and the number of emails sent at the request of Crosswalk.com’s constituents in a month. Average monthly page views tallied in the third quarter of 2000 increased 7.5% over the second quarter 2000, to a total of 19,787,775, and up from 11,931,685 for the comparable third quarter a year earlier. This represents an annual growth rate of 66%. Email views in the third quarter of 2000 grew 18% to over 13,000,000 versus 11,000,000 in the second quarter of 2000, reflecting a continued focus on targeted, high-margin content delivery and the beginning of an aggressive fall/winter subscription drive. The opportunity for the Company to generate increasing revenues is largely predicated upon increasing this membership and traffic.

             The Company has a limited operating history upon which an evaluation of the Company and its business can be based. The Company’s business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company’s services and products has only very recently begun to develop, is rapidly evolving, and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company’s mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until suffi c ient revenues are generated to cover expenses. As of September 30, 2000, the Company had an accumulated deficit of $30,630,465.

             The Company’s expense levels are based in part on possible future revenues, of which there can be no assurance. The Company’s ability to generate revenue from the commercial sale of advertising space on crosswalk.com is tied to its ability to generate traffic on the Web site and emails, and the effectiveness of its sale staff. The Company plans to significantly increase its sales efforts, however a shortfall in revenues without commensurate reductions in cost, could have an immediate adverse impact on the Company’s business, results of operations and financial condition. The Company expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

             The management and directors of Crosswalk.com are committed to removing doubt that Crosswalk.com will ever join the ranks of the insolvent. They are dedicated to the judicious use of cash, which will result in conservative growth estimates for revenues and cash flow. Accordingly, the Company is deferring any investments to initiate additional revenue streams, unless risk is shared through partnerships or until the goal of becoming cashflow positive is achieved. It is the Company’s intention to develop a business that endures and to achieve this through prudent investing in our portal and constant attention to the bottom line.

New Accounting Standards

             In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued SAFS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000, the FASB issued SAFS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment to FASB Statement No. 133.”

             These rules require the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not designed as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge’s change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income, or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge’s change in fair value is immediately recognized in income. SFAS No. 133 will be adopted by the Company on January 01, 2001. However, management believes that the adoption of this standard will have no material effect on the Company’s financial position or results of operations.

Results of Operations

The Nine Months Ended September 30, 2000 and 1999

  Net Loss

             For the nine months ended September 30, 2000, the Company incurred a net loss before cumulative effect of a change in accounting practice of $7,175,945, and a total net loss after the cumulative effect of a change in accounting practice of $8,583,534, as compared to a net loss of $5,237,230 for the same period ended September 30, 1999. In the first quarter of 2000, the Company booked a ($1,407,589) one-time adjustment in response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999. In this regard, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship contracts, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the net loss for the first nine months of 1999 would have been $6,2 97,762. The increased loss before cumulative effect of a change in accounting practice for the first nine months of 2000 over the first nine months of 1999 was $1,938,715 (37%). It was due primarily to an increase in operating expenses, offset in part by increases in revenues. The increased loss consisted of a $2,060,815 (26%) increase in operating expenses excluding cost of goods sold for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, and a $379,423 (75%) decrease in other income offset to an extent by $501,523 (22%) increase in gross margin.

  Revenues

             The Company generated $22,087 or .5% more revenue in the nine months ended September 30, 2000 than in the same period in 1999. In the first nine months of 2000, the $4,903,159 revenue earned consisted of $4,534,046 from Advertising/sponsorships sales, $277,326 from Retail sales, and $91,787 from Internet services, while in the first nine months of 1999, the $4,881,072 revenue earned consisted of $4,513,267 from Advertising/sponsorships sales, $222,645 from Retail sales, and $145,160 from Internet services. The year on year change in revenue mix is a .5% ($20,779) increase in Advertising/sponsorship sales, a 25% ($54,681) increase in Retail sales, and a 37% ($53,373) decrease in Internet services revenue. Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company’s and the customer’s Internet websites, amounted to eight een percent of the revenue earned in the first nine months of 2000. This compared to forty-seven percent of revenue in the first nine months of 1999. Advertising/sponsorship sales increased, in spite of this significant reduction in barter revenue, due to the Company’s growing emphasis on leveraging content and attracting advertisers to the loyal niche that crosswalk.com serves as indicated from the previously mentioned Nielsen NetRatings. Retail sales increased by $54,681 in the first nine months of 2000 as compared to the nine months ended September 30, 1999, however, given the overall losses incurred in offering retails products online, the Company has decided to phase out of this business, and instead offer products through affiliates who provide advertising or royalties for their products offered on crosswalk.com. This allows both the Company and its affiliates to concentrate on their core strengths. Internet Services revenue decreased by $53,373, in the nine months ended September 30, 2000 over the same period last year, due to the emphasis being placed on advertising and content management.

             In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the revenue for the first nine months of 1999 would have been $2,904,909 versus the $4,881,072 reported. Therefore, on a comparable basis, the first nine months of 2000 revenue would have been up $1,998,250 or 69% versus the first nine months of 1999.

             The Company’s emphasis going forward will be on leveraging what the Company believes is content which is engaging to its niche, the personal experiences shared on crosswalk.com, and the great affinity of crosswalk members and the Christian community. This involves increasing the number of advertisers, and focusing on high margin affiliate relations with less emphasis on direct retail for commodity items. With continued growth in site traffic, service enhancements, and successful viral marketing campaigns, the Company hopes to achieve continued progress in generating quality advertising these revenues.

  Cost of Goods and Services

             Cost of goods and services, consisting of costs related to the integration of client content on crosswalk.com; retailing Christian interest products on crosswalk.com; and, the provision of Internet services was $2,086,946 and $2,566,382 for the nine months ended September 30, 2000 and 1999, respectively. The Company’s gross margin for the nine months ended September 30, 2000 increased to 57% from 47% for the same period in 1999. This increase is due primarily to the decrease in barter transactions, which accounted for 18% of revenues in the nine months ended September 30, 2000 versus 47% in the same period in 1999.

             In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the cost of goods and services for the first nine months of 1999 would have been $1,648,209 versus the $2,566,382 reported. Therefore, on a comparable basis, the first nine months 1999 gross margin would have been 43% versus the 47% reported.

  Crosswalk Operations

             Crosswalk operations expenses, consisting primarily of costs related to the Company’s development, maintenance, and enhancements for the Company’s interactive Web site (crosswalk.com), increased to $4,330,011 for the nine months ended September 30, 2000, as compared to $3,199,966 for the same period in 1999. The 35% ($1,130,045) increase in cost of Crosswalk operations was due to the growth in the Channel content on crosswalk.com. The largest portion of the increase ($764,154 or 42%) is due to increases in staffing and related expenses. The Company has greatly expanded its development staff in order to provide continuous improvements of Crosswalk.com’s products and services. The next largest increase in costs ($301,021 or 108%) was in depreciation expense given the Company’s investment in technology assets necessary to support the growth of crosswalk.com. Ot her expenses included in this category are content expenses, software license and maintenance charges, consulting expenses and various other staff related costs such as travel, office supplies, etc.

  Sales and Marketing

             In the first nine months of 2000, sales and marketing expenses were $3,043,914 as compared to $3,001,502 for the same period in 1999. Sales and marketing expenses increased 1% ($42,412) largely due to the Company’s continued investment sales and sales support staffing offset by reductions in marketing costs as the Company has been able to increase membership and Website traffic through efficient viral marketing, instead of versus the expensive cross-media marketing campaign the Company was engaged in during 1999. In addition, in the nine months ended September 30, 2000, the Company incurred $768,750 in expenses advertising on cable television through Christian Network, Inc., which includes “Praise on Pax” and “Worship on Pax.” The Company believes that it will continue to incur sales and marketing expenses as it seeks to increase market awareness and advertising sales on crosswalk.com.

  General and Administrative

             The Company increased its general & administrative costs in the first nine months of 2000, to $2,746,666 from $1,858,308 in the first nine months of 1999. This 48% increase ($888,358) is due mostly ($731,867), in the amortization of goodwill incurred from the purchase of Wike Associates in August of 1999. In addition, the Company has posted $242,000 more in bad debt provision in the first nine months of 2000 versus the same period. This indicates that general and administrative operational expenses have actually decreased by approximately $86,000 or 5%, in spite of increased headcount and facilities expense.

  Other income net

             Other income net consists of interest income, which decreased 75% to $128,433 from $507,856 for the first nine months ended September 30, 2000 and 1999, respectively. This $379,423 decrease is due to the use of investments for business expansion and operations.

The Three Months Ended September 30, 2000 and 1999

  Net Loss

             For the quarter ended September 30, 2000, the Company incurred a net loss before cumulative effect of a change in accounting practice of $2,382,946, as compared to a net loss of $2,725,049 for the same quarter in 1999. As stated earlier in this report, in response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the net loss for the third quarter of 1999 would have been $2,957,169.

             The decreased loss before cumulative effect of a change in accounting principle for the third quarter of 2000 over the same period in 1999 was $342,103 (13%). It was due primarily to a decrease in operating expenses, offset in part by decreases in revenues. The decreased loss consisted of a $765,201 (19%) decrease in operating expenses, excluding cost of goods sold for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, a $148,724 (94%) decrease in other income, and a $274,384 (25%) decrease in gross margin.

  Revenues

             The Company generated $746,908 or 34% less revenue in the three months ended September 30, 2000 than in the same period in 1999. However, year-to-year comparisons of revenue is skewed due to the fact that the Company has stopped accepting any new transactions which would be paid through the barter of services rather than cash. In the third quarter of 1999 this amounted to $932,000 or 43% of total revenue versus 12% in the third quarter of 2000. In addition, the Company ceased to accept low margin, high dollar sponsorship deals and curtailed low margin direct retail activities. Taking this all into account, cash revenues of $1,252,000 for the quarter represented a 1% growth over the third quarter of 1999. Total advertising revenues in the third quarter of 2000 grew by 85% to $872,000 from $472,000 in the third quarter of 1999.

             The $1,419,939 of revenue earned in the third quarter of 2000 consisted of $1,317,354 from Advertising/sponsorships sales, $56,540 from Retail sales, and $46,045 from Internet services, while in the third quarter of 1999 the $2,166,847 of revenue earned consisted of $2,038,602 from Advertising/sponsorships sales, $96,882 from Retail sales, and $31,363 from Internet services. Retail sales decreased by $40,342 in the third quarter of 2000 due to the Company’s decision to phase out of unprofitable online retail offerings. Internet Services revenues increased by $14,682, in the three months ended September 30, 2000, in part, due to audio services the Company rendered in support of Billy Graham’s Amsterdam 2000 event.

             In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the revenue for the third quarter of 1999 would have been $1,707,794 versus the $2,166,847 reported. Therefore, on a comparable basis, the third quarter 2000 revenue would have been down $287,855 or 17% versus the third quarter of 1999.

             The Company’s emphasis going forward will be on leveraging what the Company believes is content engaging to its niche, the personal experiences shared on crosswalk.com, and the great affinity of crosswalk members and the Christian community by increasing the number of advertisers, and focusing on high margin affiliate relations with less emphasis on direct retail for commodity items. With continued growth in site traffic, service enhancements, and successful viral marketing campaigns, the Company hopes to achieve continued progress in these revenue streams.

  Cost of Goods and Services

             Cost of goods and services, consisting of costs related to the integration of client content on crosswalk.com; retailing Christian interest products on crosswalk.com; and the provision of Internet services; was $591,776 and $1,064,300 for the quarters ended September 30, 2000 and 1999, respectively. The Company’s gross margin for the quarter ended September 30, 2000 increased to 58% from 51% for the same period in 1999. This increase is due primarily to the decrease in barter transactions, which accounted for 12% of revenues in the three months ended September 30, 2000 versus 43% in the same period in 1999.

             In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the cost of goods and services for the third quarter of 1999 would have been $837,366 versus the $1,064,300 reported. Therefore, on a comparable basis, the third quarter 1999 gross margin would have been unchanged at 51%.

  Crosswalk Operations

             Crosswalk operations expenses, consisting primarily of costs related to the Company’s development, maintenance, and enhancements for the Company’s interactive Web site (crosswalk.com), increased to $1,472,346 for the three months ended September 30, 2000, as compared to $1,377,257 for the same period in 1999. This 7% ($95,089) increase in the cost of Crosswalk operations was due to the growth in the Channel content on crosswalk.com. One of the single largest increases in cost ($45,280 or 29%) was in depreciation expense given the Company’s investment in technology assets necessary to support the growth of crosswalk.com. Crosswalk operations also experienced growth in content and consulting expense of $58,931 or 28%. The Company purchased a larger amount of content and utilized consultants from a wider variety of sources and on many more topics due to the increased number of ch annels and the depth of those channels and services on crosswalk.com. There was also an increase of $65,690 or 80% in infrastructure cost such as hosting and other software services, which was more than offset in the quarter by reductions in staffing, and related costs.

  Sales and Marketing

             In the three months of the third quarter of 2000, sales and marketing expenses were $1,029,937 as compared to $1,661,416 for the same period of 1999. Sales and marketing expenses decreased 38% ($631,416) largely due to the Company’s change in strategy to focus on cost efficient email and Internet viral marketing to promote crosswalk.com. This is even after the increase of $256,250 in the quarter for advertising on cable television through Christian Network, Inc., which includes “Praise on Pax” and “Worship on Pax,” which the Company did not incur in the third quarter of 1999. The Company has increased sales and sales support staff, which accounts for an increase of $201,874 or 144% over the same quarter in 1999. Even with these increased costs, sales and marketing expenses have been reduced dramatically, while traffic and membership continues to grow, giving evidence to the efficiency of the viral marketing push that the Company has employed. The Company believes that it will continue to incur sales and marketing expenses as it seeks to increase market awareness and advertising sales on crosswalk.com.

  General and Administrative

             The Company decreased its general & administrative costs in the third quarter of 2000 to $718,805 from $947,616 in the third quarter of 1999. This 24% decrease ($228,811) resulted primarily from the fact that in the third quarter of 1999, the Company booked a $186,525 bad debt reserve. However, in the third quarter 2000, the

Company booked $104,262 more in amortization of goodwill related to the acquisition of Wike Associates in August of 1999. The remaining difference is related to reductions in professional services, offset slightly by increases in rent and facility related expenses.

  Interest income

             Other income net includes interest income that decreased 94% to $9,979 from $158,693 for the quarters ended September 30, 2000 and 1999, respectively. This $148,714 decrease is due to the use of investments for business expansion and operations.

  Liquidity and Capital Resources

             During the nine months ending September 30, 2000 and 1999, net cash used in operating activities was $6,425,554 and $5,500,128 respectively. Net cash provided by investing activities was $5,533,809 for the first nine months of 2000, and net cash used in investment activities was $8,736,088 for the same period 1999. Net cash provided in financing activities was $2,029,755 for the nine months ended September 30, 2000 and consisted of the receipt of $2,000,000 from the issuance of 80,000 shares of Series A preferred stock on September 29, 2000. The three-year Series A Preferred Stock, is convertible into 862,069 shares of common stock. This is equivalent to $2.32 per common share, representing a 42.8% premium over the average closing price of Crosswalk’s common stock for the five trading days preceding closing. The Series A Preferred Stock will also accrue a 6% dividend per annum. There were no agency f ees, no commissions paid, and no warrants issued in connection with the offering. For the nine months ended September 30, 1999, net cash provided by financing activities was $17,630,901 and consisted of the receipt of $17,630,901 from the exercise of 2,561,400 Common Stock Purchase Warrants, 317,500 Underwriter Warrants, and 112,139 Common Stock Options. In the nine months ended September 30, 1999, the Company invested the proceeds from the redemption of the warrants in U.S. government bonds and treasury notes, and Standard and Poors A-1 or AA rated corporate bonds.

             The Common Stock Purchase Warrants were exercised after the Company exercised its right to call them based on the terms of the Purchase Warrant Agreement. The redemption date was February 12, 1999.

             The Company currently anticipates that its $3,258,823 working capital balance at September 30, 2000, consisting primarily of the proceeds from the sale of Series A preferred stock, and the exercise of Common Stock Purchase Warrants, will be sufficient to meet the Company’s anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. However, the Company may seek to raise additional funds (1) in order to expand the overall marketing of crosswalk.com and to pursue potential leveraged joint marketing opportunities, (2) in the event that the Company’s estimates of operating losses and capital requirements change or prove inaccurate, or (3) in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that current working capital will be sufficient to meet the Co mpany’s needs, or that additional financing will be available to the Company or will be available on acceptable terms.

  Potential Fluctuations in Quarterly Results

             As a result of the Company’s limited operating history and the rapid technological change experienced in the Internet industry generally, the Company has limited historical financial data upon which to base future operating expenses. Accordingly, the Company’s expense levels are based in part on its expectations as to future revenues, of which there can be no assurance. There can be no assurance that the Company will be able to accurately predict the levels of future revenues, if any, and the failure to do so would have a materially adverse effect on the Company’s business, results of operations and financial condition.

             The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by multiple factors. Causes of such significant fluctuations may include, among other factors, demand for the Company’s services, the number, timing and significance of new service announcements by the Company and its competitors, acceptance of its marketing initiatives, the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis, the level of product and price competition, changes in operating expenses, changes in service mix, changes in the Company’s sales incentive strategy, and general economic factors.

             The Company’s operating expense levels are based, in significant part, on the Company’s expectations of future revenue on a quarterly basis. If actual revenue levels on a quarterly basis are below management’s expectations, both gross margins and results of operations are likely to be adversely affected because a relatively small amount of the Company’s costs and expenses varies with its revenue in the short term.

  Forward Looking Statements

             Certain information in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “believes,” “plans,” “anticipates,” “estimates,” “potential,” or “ continue, 48; or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company’s forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

             None to report.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             None to report.

Item 2.   Change in Securities

             In September 1999, the Company entered into a one-year Network Title Sponsorship Agreement (“Agreement”) with The Christian Network, Inc., which includes “Praise on Pax” and “Worship on Pax.” Under this Agreement, the Company is entitled to a national title sponsorship on “Praise on Pax” telecasts and a national corporate sponsorship on “Worship on Pax” telecasts. The Company also receives advertising and promotional rights. The total cost for these sponsorship and advertising rights is $1,025,000, payable in quarterly installments in cash or, at the Company’s discretion, in shares of the Company’s common stock having a fair market value equal to the required payment. The Company is also obligated to issue additional shares of common stock for each new member generated for Crosswalk.com as a result of these sponsorship and advertising arrangemen ts, based on a valuation of $1.00 for each member generated. In February, April, July, and September 2000 respectively, 39,018, 52,196, 90,102, and 128,125 shares of Crosswalk common stock were issued for services rendered under this Agreement, which terminated September 30, 2000.

             On September 29, 2000, the Company closed on a $2,000,000 financing consisting of the issuance of 80,000 shares of Series A preferred stock. The three-year Series A Preferred Stock, is convertible into 862,069 shares of common stock. This is equivalent to $2.32 per common share, representing a 42.8% premium over the average closing price of Crosswalk’s common stock for the five trading days preceding closing. The Series A Preferred Stock will also accrue a 6% dividend per annum. There were no agency fees, no commissions paid, and no warrants issued in connection with the offering.

Item 3.   Defaults Upon Senior Securities

             None to report.

Item 4.   Submission of Matters to a Vote of Security Holders

             None to report.

Item 5.   Other Information

             On September 30, 2000 Steve Wike resigned his position as the company’s Chief Operating Officer. Mr. Wike came to the company in August 1999 with the acquisition of Wike Associates, Inc., the parent company of Media Management, which at the time was a privately held Roanoke, VA-based Christian publishing and direct mail company, which also developed GOSHEN.net, a Web site and e-mail service that primarily served Christian leaders and has now been incorporated into crosswalk.com. He remains a member of the Board of Directors.

Item 6.   Exhibits, List and Reports on Form 8-K

             (a) Exhibits:

Exhibit Number	Description
11	Computation of Earnings Per Share
27.1	Financial Data Schedules—For the Three Months Ended September 30, 2000
27.2	Financial Data Schedules—For the Nine Months Ended September 30, 2000

             (b) Reports on Form 8-K

               None to report.

SIGNATURES

             In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSWALK.COM, INC.
Dated: November 14, 2000	By:	/s/ William M. Parker

William M. Parker Chief Executive Officer and President

Dated: November 14, 2000	By:	/s/ Gary A. Struzik

Gary A. Struzik, Chief Financial Officer and Secretary, Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
11	Computation of Earnings Per Share
27.1	Financial Data Schedules—For the Three Months Ended September 30, 2000
27.2	Financial Data Schedules—For the Nine Months Ended September 30, 2000