Form 10-K405
period 2000-12-31
CROSSWALK COM
filed 2001-03-23
CIK 1037599

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the fiscal year ended December 31, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        Commission File No. 333-25937

                             CROSSWALK.COM, INC.
                  (Exact Name of Registrant in Its Charter)

                 Delaware                                        54-1831588
      ------------------------------------              ---------------------------------
       (State or Other Jurisdiction of                  (IRS Employer Identification No.)
        Incorporation or Organization)

              4100 Lafayette Center Dr. Suite 110
                    Chantilly, VA                               20151
 --------------------------------------------------       ---------------
     (Address of Principal Executive Offices)                (Zip Code)


                                 703-968-4808
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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 15, 2001 was approximately $7.5 million.

The total number of shares outstanding of the issuer's common stock as of March 15, 2001 was 7,926,971.

The Company's Registration Statement filed on Form SB-2 declared effective by the Commission September 24, 1997, along with the Company's Post Effective Amendment thereto declared effective by the Commission dated July 29, 1998, the Company's Form 10-K filing dated March 22, 1999, and the Company's Form 10-K filing dated March 30, 2000, are incorporated by reference in Part III,
Item 13. The Company's Proxy Statement on Schedule 14-A to be filed with the Commission in connection with the Company's 2001 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 9 through 12.

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

OVERVIEW

We are an Internet portal company that has developed and operates crosswalk.com, which we believe is the premier Website for the online Christian community with the most comprehensive array of Christian content assembled on the Internet. Crosswalk.com has a base of over 1.2 million registered users and over 38 million web page and email views per month. Additionally, our users have proven to be among the most loyal on the Internet, as evidenced by crosswalk.com being consistently rated in the top ten by Nielson NetRatings' among all "Family and Lifestyle" web sites in repeat visits per user.

Crosswalk.com focuses on "the intersection of faith and life", covering a growing spectrum of everyday life within a Christian context. Our strategy is to make crosswalk.com a community portal with deep content and broad information for Christians, not just Christian information, drawing many from the broad Christian community offline to an online experience where faith and life meet every day. We intend to continue enhancing crosswalk.com in order to become the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian worldview across the breadth of their life and interests.

Crosswalk.com comprises fourteen content areas or channels targeting music, personal finance, teens, sports, home schooling, and health; and lifestyle channels focusing on men, women, families, entertainment, news and culture, bible study, book reviews and spiritual life. It also features online applications like cross-referenced Bible study databases, stock and mutual fund screening tools, shareware, the games area, e-greeting cards, along with services ranging from "MyCrosswalk" customized start pages, online shopping, and e-mail to family-friendly movie reviews. Community-building areas like chat, discussion forums, the largest Christian Website directory; and over two dozen topical and community related e-mail newsletters are a focal point for generating repeat visits to crosswalk.com.

Crosswalk.com also includes Wike Associates (d/b/a Media Management), which we acquired on August 13, 1999. Media Management, which includes the Website GOSHEN.net, is a wholly owned subsidiary of the Company. GOSHEN.net, which has been integrated into crosswalk.com, provides, among other things, an extensive searchable directory that can be used to discover such Internet services as Websites providing information about youth group resources, denominational publications, Christian support groups, listings of various Christian radio shows, and even the personal pages of Christian individuals and families. This directory, which contains approximately 20,000 listed, categorized and cross-referenced Websites, is a resource for finding services and products on the Web that will be of interest to Christians. Media Management also has an advertising "card pack" business which distributes advertising materials to 250,000 churches, pastors and leading laymen through six annual mailings. The average card pack contains between 90 to 120 advertisements, for which each advertiser pays approximately $2,400.

On September 29, 2000 we closed a $2 million strategic private placement in equity capital from affiliates of GroupHarbor.com, a developer of web-based tools for the Christian community. The financing consisted of 80,000 shares of three-year Series "A" Preferred Stock, convertible into 862,069 shares of common stock. This is equivalent to $2.32 per common share. The Series "A" Preferred Stock will also accrue a 6% dividend per annum. There were no agency fees, no commissions paid, and no warrants issued in connection with the offering. As of March 1, 2001, Crosswalk.com has 7,926,971 shares of common stock outstanding. Our common stock is traded on the Nasdaq National Market System, under the symbol: "AMEN".

We have a limited operating history upon which an evaluation of our business can be based. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for our services and products is an ever-changing environment. As a result, our mix of services and products may undergo substantial changes as we react to competitive and other developments in the overall Internet market. We have incurred net losses since inception and expect to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of December 31, 2000, we reported an accumulated deficit of $32,074,972.

OUR AUDIENCE

According to Jupiter Communications, there were over 100 million people online at the end of 1999, representing approximately 45% of United States households. Jupiter predicts this will grow to just under 70% by 2003. According to eMarketer, the Internet population will increase to nearly 142 million by 2002. Clearly, as market data portrays, the Internet is quickly becoming a significant source for social and economic interaction in society today and will continue to be a critical tool in the future.

The following discussion illustrates the extent to which Christians represent the American society and the purchasing power and market opportunity of this group of Internet users.

Statistics show that today there are approximately:

-       100 Million Christians in the United States
-       1 Billion Christians globally
-       50 Million Christians on the Web Today

In January 1998, a survey conducted by Barna Research indicated, "83% of Americans asserted that their religious faith was very important in their life", and that 62% of Americans consider themselves "committed Christians." In 1999, Barna's research indicated that 40% of the United States population considers themselves "born again Christians," ranging from 55% in the south to 27% in the Northeast. The Gallup Organization reports from a survey conducted in December 1999 that approximately 29% of Americans identify themselves as Catholic and approximately 55% identify themselves as Protestant, with 61% of the respondents indicating that religion is a very important part of their life.

According to a July 2000 Barna Research study, a majority of Christian households (55%) own at least one computer, with market penetration levels among Christians and non-Christians being identical. In addition, 50% of households have Internet access at their home, while 48% among born again Christians have it. Based on these demographic reports, which other then the increasing adoption of Internet access have remained relatively consistent over the last three years, Crosswalk.com traditionally uses 40% of the United States population as the percentage of Christians in its target audience.

According to SOMA Communications, Inc., a Christian broadcast market research firm utilizing data supplied by Simmons, over 70% of Christians on the Internet have annual incomes in excess of $40,000 and over 30% of Christians on the Internet have annual incomes over $75,000. According to Barna Research, the percentage of adults who earn more than $60,000 annually and have accepted Christ as their personal savior has nearly doubled since 1991, from 13% to 25%. Since 1996, there has been a rise in the proportion of adults who read the Bible during a typical week, from 34% to 40% in 2000. According to Christianity Today, Inc., a publisher of Christian periodicals, when compared to the general U.S. population, Christians are approximately 25% more likely to own a computer and approximately 15% more likely to own a modem. Additionally, according to the Simmons data, Christians on the Internet are 42% more likely than the general population to use an interactive computer service for shopping, and over 150% more likely to purchase books and music online. We conclude from this data that Christians are present and active on the Web, can afford to purchase goods and services, have a propensity to buy on the Internet, and thus represent a good demographic segment for sponsors, advertisers and retailers.

Having the largest standalone community of Christians on the Internet with over one million unique visitors per month, and a loyal audience consistently ranking in the top ten by Nielson NetRatings' among all "Family and Lifestyle" Web sites in repeat visits per user, we believe we are well positioned to attract quality advertisers and affiliates. Some of the key demographics of our visitors are that 62% of the users are between the age of 25 and 54, prime years for both household formation and discretionary spending. Over 12% of the users are over the age of 55, which will also present unique opportunities. Sixty percent of crosswalk.com's visitors are women. Crosswalk.com's users are also well educated as 74% have attended/graduated from college. Another key demographic is that over half of the visitors to crosswalk.com are directly involved in some type of ministerial activity, which confirms the passionate and active character of this online community.

INFORMATION AND COMMERCE ON THE INTERNET GENERALLY

The emergence of the Internet as a significant communications medium is driving the development and adoption of Website content and commerce applications that offer convenience and value to consumers, as well as unique marketing opportunities and reduced operating costs to businesses. By hosting information about products and services on a Website, a company or organization can enable potential customers or constituents in any geographical area to gather relevant, in-depth information about products, services or organization activities and messages at their convenience and according to their preferences. A growing number of consumers have begun to transact business electronically, such as paying bills, booking airline tickets, trading securities and purchasing consumer goods, including personal computers, consumer electronics, compact disks, books and vehicles. Moreover, online transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary. In addition, Website commerce applications enable businesses and organizations, including ministries, to rapidly target and economically manage a broad customer and constituent base and establish and maintain ongoing direct customer and constituent relationships. Forrester Research estimates that the dollar value of goods and services purchased over the Internet will increase to $1.3 trillion in 2003. They also report that approximately 31% of households with investable assets of less than $100,000 are online and that 39% of these households have purchased something online.

COMPANY MISSION AND BUSINESS

Our mission is to be the preferred and comprehensive host for the online Christian community, featuring unique, integrated and often exclusive content and services, which are inviting, family-friendly, and morally sound. In addition, we desire to serve as an advocate for the Christian community, helping them use the Web to apply biblical values to everyday life experiences.

Revenue is generated on crosswalk.com through the sale of advertising; royalties and referral fees from co-marketing relationships; and the provision of technology services to various Christian organizations. Through the third quarter of 2000, we also sold music and homeschooling products, and thereafter moved to an affiliate model for providing these products online. This transition has enabled us, and our affiliated distributors, the opportunity to synergistically focus on our core strengths, which we believe, will generate better margins and provide a better experience for our users.

Overall in 2000, though total revenue decreased 7.5%, we experienced a 33% increase in cash revenues as compared to 1999. This is due to the fact that we reduced revenue generated from barter transactions to 15% in 2000, from 42% in 1999 and we successfully transitioned to an ad based revenue model from the selling of channel sponsorships. Sponsorships allowed organizations to in effect, purchase premiere positioning on crosswalk.com, often on an exclusive basis, which in most cases also invloved the provision of content. However, this type of relationship required certain labor-intensive efforts on our part producing lower than desired margins. With the current combination of extraordinarily deep content and achievement of our Website traffic growth benchmarks, the shift in emphasis to selling advertising has gone well and we believe will ultimately generate more revenue at lower cost.

Our approach to business growth is to continue building the crosswalk.com Internet community, by offering content, products and services with distinction geared toward meeting the needs of the Christian and family-friendly niche. Our business model is to achieve profitability through advertising and affiliate retail sales from growth and retention of a loyal registered user base, pageviews, and visitors to crosswalk.com. We believe that generating revenues commensurate with critical mass in the Internet marketplace will ultimately drive profitability and recognition as the preferred online resource for Christians in search of information, interaction, and involvement opportunities that help them apply a biblical worldview across the breadth of their life and interests.

OPERATIONS

Employees
We have recently made some significant changes in staffing in order to more efficiently deliver content on crosswalk.com, focus on revenue generation from advertising which surrounds quality content we believe to be of interest to the Christian and family-friendly community, and maximize affinity relationships in lieu of direct retail support.

Leading the management team to implement our vision going forward is Chief Executive Officer and President Scott Fehrenbacher. He succeeds William Parker who resigned in January 2001. Gary Struzik is Chief Financial Officer and Secretary. The Company has 42 full time employees and three part time employees. Of these full time employees, three are engaged in engineering and services, eighteen are engaged in marketing and sales, fifteen are engaged in crosswalk operations and six in administration. With crosswalk.com as our product, all of these individuals are passionately focused on product sales, product delivery or product support. Each day our objective is to glorify God and to serve our niche audience with the best that the Web has to offer from a Christian worldview.

Traffic on Crosswalk.com
Our progress in developing crosswalk.com is also evidenced by the growth in registered users, average monthly page views on crosswalk.com and webviews related to the thousands of people reached through our e-newsletters. Visitors to crosswalk.com may become registered users freely, by completing an online information request. Benefits to registered users of our content and services include a free Web-based e-mail account, access to crosswalk.com's chat and forums, permission to post local events in the award winning crosswalk.com events database directory, the ability to receive selected topical content via community mailing lists along with monthly email updates on the latest additions to our site and the latest in Christian music news. To ensure our business partners and advertisers an active, loyal and responsive audience base, in 2000 we fully transitioned to the most stringent confirmed opt-in registration model possible. A substantial number of inactive subscribers were eliminated in this transition, with 1,272,006 active users registered at year-end. This represents a 40% annual growth rate on an adjusted basis. The company believes that this new approach - versus typical Internet reporting standards - reflects its continued focus on quality of ad revenue through enhanced response rates and client retention.

Page views are a measure of total pages viewed by visitors to crosswalk.com in a month. Average monthly page views tallied in the fourth quarter of 2000 reached 20,825,393, versus approximately 16,300,000 for the comparable fourth quarter a year earlier. This represents an increase of 28%, despite management's decision to close several traffic generating retail areas on crosswalk.com. In our continuing transition to the ad sales model, we began to emphasize ad sales on our email messaging and newsletter distribution requested by registered users. This email traffic, carrying the highest-margin advertising impressions, increased to average over 17.2 million per month in the fourth quarter of 2000, reflecting strong subscriber marketing and additional newsletter rollouts. Our opportunity to generate additional advertising and retail revenues is largely predicated upon increasing membership and traffic in the form of page views on crosswalk.com.

In order to evaluate Website traffic trends and where crosswalk.com ranked among other family and/or religious Websites, we began utilizing Nielsen NetRatings data. Their December 2000 analysis indicated that crosswalk.com was ranked the number one "Religion and Spirituality" Website based on time spent per person and the number one "Religion and Spirituality" Website based on the highest number of visits per person. This data attests to the loyalty and affinity of the visitors to crosswalk.com, which we believe to be an important attribute for attracting a growing base of advertisers.

Building Community on the Internet
Our product development strategy focuses on providing information, inspiration and interaction for the online Christian community and we seek the most in-demand consumer-driven information areas and applications on the Internet and then deliver them to the Christian marketplace with what we believe is meaningful distinction. Our task is not to create a community, but to enhance an online community of people whose everyday life is focused on a biblical foundation and faith in Christ. We are also seeking to adapt to the Internet, topical areas for which obtaining information and services are cumbersome and inconvenient offline. To this end, Crosswalk.com offers twelve content areas or channels targeting:


-       News              -       HomeSchool
-       Sports            -       Money
-       Spiritual Life    -       Travel
-       Family Living     -       Entertainment
-       Teens             -       Live It (Book Reviews)
-       Classifieds       -       Women



The News Channel provides the convenience of world news as it happens along with religious news worldwide and a forum for commentary where the community is provided information and the capability of taking action consistent with their faith in current events. Crosswalk hosted the nation's largest web-based Christian-worldview coverage on election night and now boasts one of the elite Christian-worldview news channels on the web. The Health channel offers information on various health topics, including comments from Christian physicians on modern day health and wellness issues. Users also have access to resources on diet and exercise, as well as recommendations on health care providers.

We desire to ultimately present all of life from a Christian perspective. The Sports Channel not only provides visitors with all the up to date sports information as available on the popular sports related Websites, but also provides distinct information as to how individuals in a range of sports intertwine sports and their personal faith and testimony. We believe that our members want to know about these personalities and embrace them as they participate in watching sporting events in which they are involved.

The Spiritual Life Channel offers visitors the opportunity to listen to messages from popular expositors of biblical teaching, as well as devotional sources for daily meditation, community building prayer and encouragement chat areas, and even clean jokes to brighten up your day. The highlight of the Spiritual Life Channel in 2000 was Crosswalk's engagement as the exclusive worldwide webcast of Billy Graham's Amsterdam 2000 Conference. More than 10,000 participants from at least 190 countries attended the August 2000 conference. Some 28,000 applications to attend the conference could not be accommodated. Crosswalk.com supported the immense global interest in the conference by providing streaming audio simultaneously in four languages. We believe that rich content as provided on the Spiritual Life Channel is foundational to serving the Christian niche as a resource for life and ministry depended upon by many of our registered users.

The Family Living Channel is a robust set of resources from the best names in the Christian world in supporting and enhancing the Christian family. James Dobson, Dennis Rainey and many others provide content that is managed and presented in the context of a vast array of other material to stimulate personal edification and involvement. The Teen Channel, launched in the fourth quarter of 2000, is geared to meet the needs and enrich the lives of teens seeking to grow in their relationship with God and with others in a God glorifying way. Unique topics include dating, music and even parents.

The Classifieds Channel allows users to post (free of charge) classified ads and/or read existing ads for everything from items for sale to personal announcements. Under the category of adapting to the Internet, topical areas for which obtaining information and services are cumbersome and inconvenient offline, we launched the Homeschool Channel in April 1999. Offline distribution of home schooling resources is afforded through conventions held several times a year, and we believe that there is no more convenient approach to parents for guidance in this important area. With so much negative press about what is transpiring in the public school alternative, many are turning to home schooling. The home education marketplace is estimated to encompass almost two million children and roughly $400 million in home educational spending in 1999. Headed by Mike Farris, president of the Home School Legal Defense Association (HSLDA) and the National Center for Home Education, and one of the recognized leaders in this educational trend, the Homeschool Channel targets this audience. The Homeschool channel offers a variety of resources for children who are being formally educated at home. Here, users have access to tutorials on various school subjects such as Math, Science and History as well as feature articles, columns and online support for both students and parents. There are also links for purchasing school supplies and learning materials, which are an integrated part of our overall affiliate revenue model. This is a valuable resource we believe will garner growing royalty and advertising revenues.

The Money Channel offers links to financial market resources, which includes stock quotes, IPO information, business news, and an investment tips newsletter that members may subscribe to and receive via e-mail. And as a bonus feature, users may customize their Crosswalk Money channel to track and screen specific stocks and mutual funds for Christian-oriented issues that are of importance to the user. The Money channel also offers links to the Financial Passport Website for access to a free, personal, financial planning tool allowing users to calculate and evaluate their personal finances status online.

The Travel Channel offers links to travel resources to help users plan vacations and/or missionary trips or trips to the holy-land. Such resources include the ability to book flight, hotel and car rental reservations, as well as feature articles on specific travel destinations.

The Entertainment Channel offers links to clean, Christian jokes located in the Humor section; movie reviews from a Christian and family-friendly perspective; and what we believe is the best on the Web in Christian music information providing artist interviews, CD sampling, 24-hour radio streams in a variety of musical formats, concert schedules, ticketing information, and direct online purchasing through affiliates.

The Live It Channel features book review content that offers helpful tips and guidelines from the books of well-known authors that provide insights for everyday living from a Christian perspective. For example, on the Live It Channel, users will find topics of inspiration, money management, managing personal versus professional life, family life, etc. In essence, the Live It Channel provides resources to assist users to put their faith into action.

Crosswalk.com Services and Sense of Community
In order to provide opportunities for interaction for our visitors, crosswalk.com offers community-building areas like chat, discussion forums, the largest Christian Website directory, e-greeting cards, and over two dozen topical and community related email newsletters. Additional services include: free e-mail; an entertainment area full of online games, daily features and columns; an award-winning directory of nationwide events of special interest to the Christian community; shareware enabling users to link to content on crosswalk.com, "MyCrosswalk", personalized Web start pages, and an online movie review area, with current reviews and an archive of family-friendly movie reviews. We believe that these services increase visits and pageviews on crosswalk.com by affording site visitors a greater level of convenience and personalization.

Bible Study Tools offers to pastors and laypeople alike, what we believe is the most complete source for biblical study and encouragement on the Web. References such as lexicons, concordances, commentaries, sermon helps, and input from ministry leaders can be found in this area. For those who want to dig into scripture, we believe there is no greater resource online.

In addition to interactive services like chat and forums, crosswalk.com provides for the formation and growth of online community through several channels that touch on the day-to-day challenges that life brings. The Men's Channel and the Women's Channel provide the environments for men and women to be encouraged in their spiritual walk by sharing life's experiences with one another, tapping into expert commentaries and recommended resources, reviewing a daily devotional and even clicking on the daily humor column. Although a Christian context is provided throughout crosswalk.com, these channels collectively round out the emphasis on practically applying one's faith and values to everyday life.

Technology
In order to provide a robust, highly available and highly scalable environment Crosswalk.com is in the process of converting multiple hosting interfaces to a solution provided by Exodus Communications to develop a fully redundant, high speed, low latency network infrastructure. This network consists of equipment from Cisco Systems and Foundry Network, both leaders in the development of mission critical networking hardware. Additionally, we are using F5 Labs' BigIP systems for load balancing and fail-over. These systems have a proven track record for providing rock solid service.

On the server side, we are using Compaq and Sun servers running Redhat Linux and Solaris combined with the proven stability and performance of Oracle's 8i engine to provide the computing platform for delivery of our content. The combination of high performance and reliability with industry leading high density packaging has enabled us to build an environment that allows for rapid and painless expansion of compute capacity as demand grows for services.

The system software has been implemented using Sun's Java 2 Enterprise Edition
(J2EE) framework which, when combined with the Java capabilities of the Oracle 8i platform, has enabled us to develop an N-Tiered architecture with a brisk amount of flexibility to support future expansion. The robust network computing features of the J2EE platform, using servlets and enterprise javabeans (EJBs), allow Crosswalk.com to add additional computing resources at essentially any point in the system. This also allows us to deploy limited dedicated resources, in the form of single servers or clusters, to any component in the application. The Oracle 8i engine's support of EJBs directly in the engine also gives us the flexibility of moving processing directly into the database engine, further improving the performance and scalability of data intensive components.

Crosswalk.com's choice of widely accepted, industry leading technologies and technology partners allow us to deploy a system that will maintain it's leading edge advantage for a considerable length of time. Additionally, by partnering with Exodus, we have access to a pool of expertise and technical talent on which to draw that we believe will ensure the continued smooth operation of crosswalk.com.

MARKETING

We believe that solidifying our growing national recognition and position as the leading Web portal for the online Christian community is critical to our ongoing efforts to generate Website traffic, membership and revenues. In 1999, we achieved our brand awareness objectives, which involved a $3 million investment in aggressive media and public relations campaigns. Going into 2000, what has proved to be most beneficial in our endeavor to increase brand awareness, repeat visits and attracting active registered users has been the application of cost efficient "viral" marketing techniques, which involve our loyal registered users and their Web savvy contacts. The following is an overview of our marketing activities that we anticipate will maximize our ability to grow while maintaining a conservative budget.

Online Marketing
Online marketing is essentially technical and relationship blocking-and-tackling. It's time-intensive to set-up and manage, and results can be very uncertain, but when it works it generates a future stream of "no-acquisition-cost" traffic to the site. Baseline online marketing efforts include: optimizing pages and page content to enhance positioning on major search engines; building a network of targeted and related external links driving traffic into main and peripheral site areas; "syndicating" unique/proprietary content and services into third-party Websites in settings that create default visitors and traffic back to crosswalk.com; promoting unique and timely Website content via banner, button and text-link advertising throughout the Company's site to extend user visits and pageviews; consistent integration of "tell-a-friend" forms and related internal links within site content; high-profile link swapping and navigational placement with strategic partners; and paid online advertising (portal keyword buys, site area sponsorships, cost-per-click agreements).

Direct Marketing
We engage in direct marketing via ongoing and event-driven opportunities with proven efficiencies. Specifically, we combine initiatives that touch unrelated consumers at one-time events and/or over a series of events with internal database marketing that ranges from daily to quarterly contact with registered or subscribed users. Marketing messaging is delivered in both stand-alone formats and as promotional support for opt-in content delivery. Our direct marketing channels and opportunities include: roughly 30+ topical and/or update-driven email newsletters that publish from daily to bi-weekly and allow for both internal promotional messaging and advertising sponsorship; a 250,000+ recipient card deck mailing to pastors and senior church administrators that centers on paid advertising inserts but allows for Crosswalk.com promotional messaging as well; opportunistic sponsorship - with integrated crosswalk.com resources or registration opportunities - of concerts, conferences and conventions that range from one-time local events to nationwide annual music and ministry tours; key trade show appearances that include exhibit booths, panel discussion leadership, hosted receptions, and extensive networking; and more.

Viral / Word-of-Mouth
Viral marketing, which historically has been known as "word of mouth advertising" but can now be accelerated via online technology, essentially transforms a customer base into implicit or explicit salespeople for Crosswalk.com services. Crosswalk.com's efforts have and will continue to include the following: CrosswalkMail.com, Crosswalk.com's free Web-based email accounts with branding and links attached to outbound messages and advertising sales driven by Website account usage; email newsletter subscription drives with "tell-a-friend" incentives supporting non-profit, ministry/altruistic organizations; contests featuring usage of interactive site services, with incentives based upon usage and user recruitment; and more.

Contests & Promotions
These are classic short-term drivers of trial and repeat pageviews, newsletter subscriptions, community involvement, and the like. Their purpose is primarily to generate first-time trial and awareness of crosswalk.com, aimed at creating longer-term visits and loyalty, and our approach has been to involve external partner organizations - as much as possible - in order to tap into their constituencies with their explicit endorsement. Efforts in 2000 include: sending, and recruiting others to send, holiday eCards; registering to win limited edition Thomas Kinkade art prints; answering surveys, posting comments, and engaging in various community-related services; and more, with prizes ranging from free CDs and concert tickets to trips and a free minivan.

Public Relations
This has been an essential baseline awareness tool with occasional opportunities to leverage third-party endorsements and/or involvement with key events among our targeted audience (see "Webcast Event Partnerships" below). Essentially, our approach is to inform the major consumer, technical, trade, Christian community and investor media outlets about the following: launches and/or enhancements for new topical channels and interactive services; strategic alliances formed with significant third parties; major marketing initiatives; and quarterly/annual results of operations. The management of Crosswalk.com also opportunistically supports grass roots public relations efforts by providing promotional materials and gifts to churches, events, and individuals that allow for their distribution and the associated word-of-mouth and goodwill. In addition, exposure is gained through involvement in activities that indirectly benefit Crosswalk and are consistent with our mission and vision. An example of this in 2000 was Bill Parker's appointment to the Congressional Commission on Online Child Protection. Finally, Crosswalk.com participates in numerous ministry and association conventions to exchange information, enhance awareness and establish business relationships.

Strategic Alliances
Our target audience - the Christian community - is characterized by affiliation with numerous ministries and non-profit organizations that earned their attention, involvement, loyalty and often funding based upon mission and organizational integrity. We believe our message and positioning is enhanced to the extent that we can define and execute upon mutually beneficial initiatives with these organizations, particularly when those initiatives involve an explicit integration of Crosswalk.com into the solution for their ministry objectives. This level of inclusion and endorsement is extremely valuable to both parties and is difficult at best for replication by competitors, given the ministry objectives of these organizations and the relationships they have established with their constituents. Over the past few years, the Company's strategic alliance partners have included: Compassion International, Promise Keepers, Christianity Today, World Vision, FamilyLife, Prison Fellowship, Guideposts for Living, Athletes In Action, and more. For-profit alliance partners have included: LifeMinders, World Magazine, CCM magazine, OnePlace.com, Thomas Kinkade, and others.

Webcast Event Partnerships
While the business model for Webcasting and broadband entertainment has not yet fully evolved, there is no doubt that this communications channel is becoming more attractive and important to "content providers" and that the "channel manager" - in this case us - is both an important partner in providing an audience and a key beneficiary of the promotion and publicity generated by the content provider. Our strategy has been to tap into key existing events and to leverage the promotional efforts and built-in constituencies of the content provider organizations. Over the past several years, our primary Webcast initiatives have included: 10 days, 40 hours and four languages of the Billy Graham Evangelistic Organization's "Amsterdam2000" conference; Stand Up! 2000 National Teen Conference; the weeklong concert series from the 1999 Christian Artists Seminar "Concert in the Rockies"; the 30th Annual Dove Awards Show; the 5-city simulcast 1999 Nationally Broadcast Concert of Prayer; the weekly "Live From The Lambs" concert series from New York City; and numerous artist features on the Entertainment Channel.

With the depth of content and services we offer and with smart and cautious investments in traffic and registered user generating initiatives, we anticipate growth in our position as the leading Web portal for the online Christian community. We have earned the ability to act as a responsible advocate for the largest Christian community on the Web and we expect that our continued growth in traffic will translate to increased ad sales and related revenues.

COMPETITION

We face intense, though weakening competition in the markets for our products and services. We generate revenue from the sale of advertising space on our Website; royalties from affiliate online retailing of Christian and family-friendly products and services (including commissions and referral fees from co-marketing relationships and affinity marketing programs); and Internet services to various organizations. For our retail royalty sales, we compete with traditional unaffiliated buying services, stores and other Websites where the products and services we feature are available. To sell advertising space on our Website, we compete with all other mediums of advertising such as print and direct mail, radio and television, as well as the hundreds of thousands of Websites.

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

In one year, the online niche we serve has certainly changed. What we witnessed in 2000 is that several of our competitors who began business in 1999, retreated, closed their doors or were consolidated into other online retail Websites. Examples of this included iBelieve.com, a Web application attempt of bricks and mortar retailer Family Christian Stores is now defunct. This is significant, as iBelieve was the only other for profit venture seeking to compete with Crosswalk.com as a community portal serving our niche. iChristian.com, a Website attempting to offering products and services geared to the Christian marketplace and Musicforce.com, an online music retailer were merged into our customer Christianbooks.com. OnePlace.com, a retail shopping Website and ICRN (Involved Christian Radio Network), which focuses on broadcast owned by Salem Communications are now partners with Crosswalk.com and are working together to generate traffic, advertising and expansion of services.

There are still several companies, including nonprofit organizations, which are attempting or may attempt to aggregate Christian or family-friendly content on the Internet. These competitors include;; Gospel Communications Network, a not-for-profit Website operated by a division of Gospel Films; Lightsource Online, and, Websites operated by Gaylord Entertainment, which offer broadcast services and the sale of music, respectively; and Christian Answers.Net, a Website operated by Eden Communications, supported entirely by donations, including an area of interest to young Christians and movie reviews. Privately held Christianity.com is a network of ministries, churches & organizations using Website-building tools to share their messages.

As we introduce new services, we may compete directly with a greater number of companies. Such companies may already maintain or may introduce Websites, which compete with us. There can be no assurance that we can continue to compete successfully against current or future competitors, nor can there be any assurance that competitive pressures we face will not result in increased marketing costs, decreased Internet traffic or loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

We believe that the principal competitive factors affecting the market for Internet-based marketing services are the speed and quality of service execution; the size, effectiveness and quality of products and services of the participating manufacturers, producers and distributors; competitive pricing; successful marketing and establishment of national brand name recognition; positioning itself as a leading Internet-based marketing service; the volume and quality of traffic to and purchase requests from a Website; and the ability to introduce new services in a timely and cost-effective manner. Many of these competitors may have longer operating histories, greater name recognition and significantly greater financial and other resources than Crosswalk. Moreover, there are no substantial barriers to entry in our markets. Therefore, it is feasible that this competition may intensify. Although we believe that we currently compete favorably with respect to such factors, there can be no assurance that we will be able to compete successfully against current or future competitors with respect to any of these factors.

OPERATIONS AND TECHNOLOGY

We believe that our future success is dependent on our ability to improve continuously the speed and reliability of crosswalk.com, enhance communications functionality with our consumers and maintain the highest level of information privacy and transaction security. Continuous system enhancements are primarily intended to accommodate increased traffic across crosswalk.com, improve the speed with which purchase requests are processed and heighten Website security, which will be increasingly important as we offer new services. System enhancements entail the implementation of sophisticated new technology and system processes, and there can be no assurance that such continuous enhancements may not result in unanticipated system disruptions, such as power loss and telecommunications failures. Our primary servers are located offsite and are maintained by Genuity, UUNet and Exodus Communication. In addition we maintain certain servers at our corporate headquarters in Chantilly, Virginia. Our servers are vulnerable to interruption by damage from fire, hurricane, power loss, telecommunications failure and other events beyond our control. We believe we have developed comprehensive out-of-state disaster recovery plans to safeguard consumer information. We also maintain business interruption insurance for the actual loss of business income sustained due to the suspension of our operations over a twelve-month period as a result of direct physical loss of or damage to property at our executive offices. However, in the event of a prolonged interruption, it is probable that this business interruption insurance will not be sufficient to fully compensate Crosswalk. In the event that we experience significant system disruptions, our business, results of operations or financial condition could be materially adversely affected.

Our services also may be vulnerable to break-ins and similar disruptive problems caused by Internet users. Furthermore, weaknesses in the Internet may compromise the security of confidential electronic information exchanged across the Internet. This includes, but is not limited to, the security of the physical network and security of the physical machines used for the information transfer. Any such flaws in the Internet or the end-user environment, or weaknesses or vulnerabilities in our services or the licensed technology incorporated in such service, would jeopardize the confidential nature of information transmitted over the Internet and could require us to expend significant financial and human resources to protect against future breaches, if any, in order to alleviate or mitigate problems caused by such security breaches. To the extent that our activities, or that of third party contractors, involve the storage and transmission of proprietary information (such as personal financial information or credit card numbers), security breaches could expose us to a risk of financial loss or litigation or other liabilities. Any such occurrence could reduce consumer satisfaction in our services and could have a material adverse effect on our business, results of operations, or financial condition.

TRADEMARKS AND PROPRIETARY RIGHTS

Our ability to compete is dependent in part upon our proprietary systems and technology. While we rely on trademark, trade secret and copyright laws to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Website maintenance are more essential in establishing and maintaining a leadership position. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity. Misappropriation of our intellectual property or potential litigation could have a material adverse effect on our business, results of operations, or financial condition.

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

 3. We believe in the deity of Jesus Christ, His virgin birth, sinless life, miracles, and death on the cross to provide for our redemption, bodily resurrection and ascension into heaven, present ministry of intercession for us, and His return to earth in power and glory.

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

In order to implement the Christian Statement of Faith, we intend generally to act in accordance with the following policy, as stated in our Bylaws: "The Corporation shall:

1. Actively seek to market the services of the [C]orporation to those persons, entities, and agencies, which are actively involved in propagating a pattern of beliefs and actions consistent with the tenets of the Statement of Faith. Nothing herein shall be construed to prohibit marketing such services to other persons, entities, or agencies except as specifically set forth in the prohibitions or corporate action set forth below.

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

There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, because of the increasingly popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to commerce over the Internet, potentially covering issues such as pricing of services and products, advertising, user privacy and expression, intellectual property, information security, anti-competitive practices or the convergence of traditional distribution channels with Internet commerce. In addition, tax authorities in a number of states may continue to review the tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales and income taxes. The adoption of any such laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations or financial condition.

ITEM 2.  PROPERTIES

We currently maintain our executive offices in approximately 13,530 square feet of space at 4100 Lafayette Center Dr. Suite 110, Chantilly, Virginia pursuant to a five-year lease agreement terminating in November 30, 2004 with an unaffiliated third party at an annual rental of approximately $266,000. We have subleased 2,945 square feet of this facility to an unaffiliated third party on a coterminous basis. We receive approximately $53,000 in rent offsets annually from this sublease arrangement. In October 2000, we consolidated our Franklin, Tennessee and Costa Mesa, California operations into our Chantilly facility. The lease on the California facility terminated in October 2000, and the Tennessee facility terminated January 2001. In addition, we also consolidated the functions from our Charlotte, North Carolina, and Roanoke, Virginia offices to Chantilly in January of 2001. The North Carolina office is subject to a lease that expires in August 2001. The Roanoke office expires in February 2001. The aggregate annual rent expense for these remote facilities in 2000 was approximately $67,000. In 2001, this expense will be reduced to approximately $16,000.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended December 31, 2000.


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

                                                      High               Low
                                                     -------            -------
January 1, 1999 through March 31, 1999:
AMEN                                                $  15.000          $ 7.375
AMENW*                                              $   9.250          $ 2.750

April 1, 1999 through June 30, 1999:
AMEN                                                $  23.000          $ 8.844

July 1, 1999 through September 30, 1999:
AMEN                                                $  13.500          $ 5.688

October 1, 1999 through December 31, 1999:
AMEN                                                $  10.500          $ 5.000

January 1, 2000 through March 31, 2000:
AMEN                                                $   7.813          $ 3.688

April 1, 2000 through June 30, 2000:
AMEN                                                $   4.625          $ 2.000

July 1, 2000 through September 30, 2000:
AMEN                                                $   2.625          $ 1.000

October 1, 2000 through December 31, 2000:
AMEN                                                $   1.813          $ 0.469

January 1, 2001 through March 15, 2001:
AMEN                                                $   1.188          $ 0.500



* On January 6, 1999, pursuant to the terms and conditions of the Purchase Warrant Agreement, we announced the redemption of our Purchase Warrants (AMENW). The redemption notice and accompanying prospectus were mailed to the registered holders of the Warrants by Wednesday January 13, 1999, and the redemption date was Friday, February 12, 1999. The aggregate result of this call for redemption was the exercise of 2,841,526 Purchase Warrants or 98.8% of the 2,875,000 Purchase Warrants outstanding, which, along with the exercise of 361,500 Underwriter Warrants, raised $19,315,800 in capital.

At March 15, 2001 the closing price for Crosswalk Common Stock, as reported by NASDAQ National Market, was $ 1.00 per share. At March 6, 2001, the number of holders of record of our Common Stock was 4,254. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

In September 1999, we entered into a one-year Network Title Sponsorship Agreement ("Agreement") with The Christian Network, Inc., which includes "Praise on Pax" and "Worship on Pax." Under this Agreement, we were entitled to a national title sponsorship on "Praise on Pax" telecasts and a national corporate sponsorship on "Worship on Pax" telecasts. We also received advertising and promotional rights. The total cost for these sponsorship and advertising rights was $1,025,000, paid by us quarterly in shares of our Common Stock having a fair market value equal to the required payment. In December 1999, and September 2000, we filed registration statements on Form S-3 to cover resales by the selling shareholders of shares of our Common Stock that we issued to the selling shareholders under the Agreement. The registration was declared effective by the Securities and Exchange Commission. The Agreement is renewable for an additional one-year term upon the agreement of the parties. In 2000, 309,441 shares of Crosswalk Common Stock were issued for services rendered under this Agreement. The sales of the securities described herein were made in reliance upon Regulation D, Rule 506 and Section 4(2) of the Securities Act, which exempt transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          Year Ended December 31,
                                                        2000 (1)      1999 (2)       1998        1997 (3)     1996
                                                   ------------------------------------------------------------------
                                                          (Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Operating Revenues:
Total operating revenues                              $  6,380.9   $  6,898.7    $  1,083.3  $    422.4  $     180.8
                                                   ------------------------------------------------------------------
Cost of goods and services                               2,701.1      3,728.3         636.3       232.4        226.2
Crosswalk operations                                     5,517.6      4,795.0       1,529.7       959.6        800.4
Sales and marketing                                      3,458.2      6,693.7       1,242.8       837.2        901.6
General and administrative                               3,492.3      2,979.0       1,353.7       877.7        654.9
                                                   ------------------------------------------------------------------
Operating loss                                          (8,788.3)   (11,297.3)     (3,679.2)   (2,484.5)    (2,402.3)
                                                   ------------------------------------------------------------------
Other income (expense)                                     167.9        644.6         222.1    (1,786.7)       (62.6)
Net loss before cumulative effect of a
   change in accounting practice                        (8,620.4)   (10,652.7)     (3,457.1)   (4,271.2)    (2,464.9)
Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition       (1,407.6)           -             -           -            -
                                                   ------------------------------------------------------------------
Net loss                                              $(10,028.0)  $(10,652.7)   $ (3,457.1) $ (4,271.2) $  (2,464.9)
                                                   ==================================================================
Net loss per share before cumulative effect of a
   change in accounting practice                          ($1.11)      ($1.56)       ($0.98)     ($3.31)      ($4.47)
Per share effect of a one-time adjustment to
   reflect change in revenue and cost recognition          (0.18)           -             -           -            -
                                                   ------------------------------------------------------------------
Net loss per share (basic and diluted)                    ($1.29)      ($1.56)       ($0.98)     ($3.31)      ($4.47)
                                                   ==================================================================
Weighted average number of shares
outstanding (basic and diluted)                          7,764.5      6,822.6       3,535.5     1,289.5        551.7
                                                   ------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                          $ 11,309.6   $ 19,784.4    $  4,902.6  $  5,787.2  $     343.0
Working capital                                          2,288.6      5,090.7       3,293.2     5,334.3     (1,068.7)
Total stockholders' equity (deficit)                     9,361.0     16,259.1       4,179.5     3,726.2     (2,658.1)


(1) Includes $2,000,000 cash infusion from sale of Series "A" preferred stock

(2) Includes $16,338,776 cash infusion from the exercise of 2,841,526 Purchase Warrants outstanding.

(3) Includes recognition of $1,700,000 of interest expense on the Company's junior subordinated notes. These notes were repaid with the proceeds from the Company's IPO during the fourth quarter of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of crosswalk.com(TM), an interactive Website, which provides information and resources that the Company believes generally appeals to the Christian and family-friendly community. The information and resources are developed and made available, both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of online and offline advertising, and online sponsorship contracts (the "Advertising/sponsorship sales"); select online retailing of Christian and family-friendly products (music, books, apparel, gifts, etc.) manufactured or developed by others, and referral fees from co-marketing relationships ("Retail sales"); and the provision of Internet services, including webcasting and hosting to Christian organizations (the "Internet services"). In 2000, the Company abandoned the pursuit of sponsorship agreements, transitioning to an ad sales model. Thus, sponsorship revenues generated in 2000 were in recognition of services provided under contracts signed prior to 2000. Also through the third quarter of 2000, the Company sold music and homeschooling products, and thereafter moved to an affiliate model for providing these products online. This transition has enabled the Company, and its affiliated distributors, the opportunity to synergistically focus on core strengths, which the Company believes, will generate better margins and provide a better experience for users.

As a result of these developments, the Company's revenue mix between sponsors, advertisers, retail and Internet services has changed over the years. Sponsors are organizations which were given premiere positioning for their content on various areas of crosswalk.com and in effect become a "sponsor" of those areas, a service for which Crosswalk.com receives a fee. Advertisers are organizations who place ads on crosswalk.com, for which Crosswalk.com is paid a fee per ad impression delivered. Advertising revenue is also generated through the Company's six annual card deck issuances distributing awareness of ad clients' products to about 250,000 churches in each mailing. In 2000, approximately 55% of the Company's total 2000 revenue was generated from advertising versus 20% in 1999. In 2000, lower margin and labor intensive sponsorship sales reduced to 38% of sales as compared to 73% in 1999, and 68% in 1998. Retail sales remained at 5% of revenue in 2000 and 1999, but declined in 2000 to $289,127 from $343,447 in 1999, as explained above. The Company's continued emphasis on the higher margin advertising sales has also led to a 7% decline in the labor-intensive revenue derived from providing Internet services between 2000 and 1999. However, these changes have led to an increase in the Company's gross margin in 2000 to 57 percent or $3,679,856, up from 46 percent or $3,170,470 in 1999. The Company believes that, with the current combination of extraordinarily deep content and growth in Website traffic, it can continue to emphasize the sale of advertising to this loyal niche, which it believes will continue to generate more revenue at lower cost.

Crosswalk.com received the prestigious National Religious Broadcasters Internet Award for 2001 on February 13, 2001. This award recognized the excellence, creativity and effectiveness of the crosswalk.com Website over the past year. Nielsen NetRatings recently ranked crosswalk.com the number one "Religion and Spirituality" Website based on time spent per person and the number one "Religion and Spirituality" Website based on the highest number of visits per person. Advertising click-thru rates reported by Nielsen ranked higher than any site among the Web's 10 largest advertising venues and more than twice as high as averages for the Top 10, 25, and 50 advertising supported sites. The Company believes that by effectively serving its statistically proven loyal Christian and family-friendly niche, it will continue to accelerate traffic and thus revenue growth over time. The Company plans to continue enhancing crosswalk.com in order to maintain its leadership position as the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian worldview across the breadth of their life and interests.

The Company's progress in developing crosswalk.com is also evidenced by the growth in registered users, average monthly page views on crosswalk.com and webviews related to the thousands of people reached through our e-newsletters. Visitors to crosswalk.com may become registered users freely, by completing an online information request. To ensure our business partners and advertisers an active, loyal and responsive audience base, in 2000 we fully transitioned to the most stringent confirmed opt-in registration model possible. A substantial number of inactive subscribers were eliminated in this transition. However, 1,272,006 active users were registered at year-end. This represents a 40% annual growth rate on an adjusted basis. Average monthly page views tallied in the fourth quarter of 2000 reached 20,825,393, up from 16,300,000 for the comparable fourth quarter a year earlier. This represents an annual growth rate of 28% despite management's decision to close several traffic generating retail areas on crosswalk.com. The opportunity for the Company to generate additional advertising and retail revenues is largely predicated upon increasing membership and traffic in the form of page views on crosswalk.com.

In continuing transition to the ad sales model, the Company began to emphasize ad sales on email messaging and newsletter distribution requested by registered users. This email traffic, carrying the highest-margin advertising impressions, increased to average over 17.2 million per month in the fourth quarter of 2000, reflecting strong subscriber marketing and additional newsletter rollouts. The opportunity to generate additional advertising and retail revenues is largely predicated upon increasing registered users and traffic in the form of email impressions and page views on crosswalk.com.

The content provided by crosswalk.com is presented in the form of different online topical areas or channels. They target music, personal finance, teens, sports, homeschooling, and health; and lifestyle channels focusing on men, women, families, entertainment, news and culture, bible study, book reviews and spiritual life. Crosswalk.com also features online applications like cross-referenced Bible study databases, stock and mutual fund screening tools, shareware, the games area, e-greeting cards, along with services ranging from "mycrosswalk" customized start pages, online shopping, and e-mail to family-friendly movie reviews. Community-building areas like chat, discussion forums, the largest Christian Website directory; and over two dozen topical and community related e-mail newsletters are a focal point for generating repeat visits to crosswalk.com.

The Company also expanded its online services significantly in 2000. In virtually every target channel area, the Company has expanded its content and outreach with additions such as Financial Passport financial planning tools, document imaging technology, and the capability of analyzing individual stocks based on values-related parameters that were added as part of the Money Channel. Crosswalk.com also added to its Web community demographic by launching a Teens Channel and the Family Channel. In the eventful election year, crosswalk.com teamed with Voter.com to provide election coverage from a Christian perspective, with live election coverage, featuring a live chat with President, then Governor George W. Bush. Crosswalk.com is also committed to provide ministries with audio streaming services to meet their needs. Crosswalk.com drew worldwide attention through exclusive live broadcasts of Billy Graham's Amsterdam 2000 Conference. More than 10,000 people from at least 190 countries attended the conference. More than 28,000 applicants, who could not be accommodated, were able to listen to the event live and via archive, simultaneously in four languages. Crosswalk.com also webcast the National Teen conference "Stand Up!2000" to enable visitors to experience one of the nation's largest-ever Christian conferences for teens. The Teen conference featured former President Gerald Ford, Grammy winners Kirk Franklin and Jaci Velasquez, former NFL star Reggie White, and thousands of teens. Events such as this served as recognition and media attention to crosswalk.com which helps to generate traffic and growth in revenue. Additional sitewide service additions include: enhanced "MyCrosswalk" personalized Web start pages; auction capability, domain name registration and affiliate online shopping. The Company believes that these services added to its service array, increase visits, pageviews and registered users for crosswalk.com by affording site visitors a greater level of convenience and personalization.

The Company's marketing plan in 2000 focused on expansion of it's market leadership position and follow through on the significant investments in branding crosswalk.com throughout 1999. The Company has strategically employed cost-effective viral marketing techniques via email and Web applications that have expanded the Company's reach. This involved coordinated efforts to get crosswalk.com users participating in election related functions, in supporting non-profit ministry/altruistic organizations, contests featuring usage of interactive site services, and incentive based usage and user recruitment activities. Such community building activities are efficient uses of Company resources and will remain a major part of the Company's marketing and strategic partnership planning going forward.

The Company has a limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving, and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the

Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of December 31, 2000, the Company had an accumulated deficit of $32,074,972.

The Company's expense levels are based in part on possible future revenues, of which there can be no assurance. The Company's ability to generate revenue from the commercial sale of advertising space on crosswalk.com is tied to its ability to generate traffic on the Website, and the effectiveness of its sales staff. The Company plans to significantly increase its sales efforts, however a shortfall in revenues without commensurate reductions in cost, could have an immediate adverse impact on the Company's business, results of operations, and financial condition. The Company expects to experience significant fluctuations in future quarterly operating results, and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SAFS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SAFS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No. 133."

These rules require the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not designed as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income, or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. SFAS No. 133 will be adopted by the Company on January 1, 2001. However, management believes that the adoption of this standard will have no material effect on the Company's consolidated financial position or results of operations.


RESULTS OF OPERATIONS
2000 COMPARED TO 1999

NET LOSS

For 2000, the Company reported a net loss before cumulative effect of a change in accounting practice of $8,620,449, ($1.11) per share, compared to a net loss of $10,652,717, ($1.56) per share in 1999.

In the first quarter of 2000, the Company recorded a $1,407,589 one-time charge in response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999. In this regard, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship contracts, to a more preferable method of deferral ratably over the term of the contract. If this accounting change had been implemented January 1, 1999, the net loss for the 1999 would have been $11,614,048.

The decrease in loss before cumulative effect of a change in accounting practice in 2000 of $2,032,268 (19%) over 1999, was due primarily to an decrease in expenditures, the details of which follow, and an increase in gross margin, offset by a decrease in other income. The decreased loss consisted of a $1,999,571 or 14% decrease in Operating expenses for 2000, of $12,468,181, as compared to $14,467,752 in 1999. Operating expenses as herein described exclude cost of goods sold. Gross margin increased $509,386 or 16% in 2000 over 1999, offset by a $476,689 (74%) decrease in Other income. Other income decreased primarily as a result of a $465,765 (70%) decrease in interest income from the investment of funds (generated from the redemption of Purchase Warrants and exercise of Underwriter Warrants issued in the Company's initial public offering) used for operations.

OPERATING REVENUES

Revenue for 2000 was $6,380,943 compared to $6,898,746 in 1999. The 2000 performance represents a 7% decline in total revenue over 1999. Revenue generated from Advertising/sponsorship sales in 2000 and 1999 was $5,958,419 and $6,374,176, respectively. Revenue generated from Retail sales was $289,127 in 2000, and $343,447 in 1999. Internet services revenue has gradually reduced per the business plan to $133,397 in 2000, from $181,123 in 1999.

Contributing to the decrease in revenue was the Company's decision to move to an affiliate model for providing products online, such as music and homeschooling. This transition has enabled the Company, and its affiliated distributors, the opportunity to synergistically focus on core strengths, which the Company believes, will generate better margins and provide a better experience for visitors to crosswalk.com.

The decrease in revenue was also due to a reduction in revenue generated from barter transactions in 2000. Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services, amounted to fifteen percent of revenue generated in 2000, versus forty-two percent in 1999. Therefore, cash revenue in 2000 was $5,397,030 versus approximately $4,040,000 in 1999, a growth of 34%. The Company is successfully transitioning to an ad based revenue model from the sale of labor intensive, lower margin channel sponsorships. The Company previously entered into barter transactions when it believed that the services, products and sponsorship received enhanced the Company's brand recognition and market share in a manner which the Company might not have been able to acquire through other marketing or purchasing channels without incurring expense greater than the value of the barter received.

Acknowledging that there is diversity of practice within the Internet industry in recognizing revenue and associated cost on initial content integration and/or development fees, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB
101) in December 1999. Prior to the issuance of SAB 101, the Company had been recording revenue for the content integration or development fee portion of sponsorships of its Website upon completion of work scope related to the contract implementation. Pursuant to SAB 101, effective January 1, 2000, the Company elected to change its revenue recognition on these content integration or development fees to a more preferable method whereby revenue will be recognized ratably over the term of the contract. The cumulative effect of this change is to increase the accumulated deficit by approximately $1.4 million at January 1, 2000. Had the change been made at January 1, 1999, revenues for the year ended December 31, 1999 would have been reduced by approximately $2.2 million and the net loss of the Company for the year ended December 31, 1999 would have been increased by $1.4 million or ($0.20) per share.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to integration of client content on crosswalk.com and related commissions; retailing Christian interest products on crosswalk.com; and provision of Internet services; was $2,701,087 and $3,728,276 for the years ended December 31, 2000 and 1999, respectively. The Company's gross margin for 2000 increased to 58% from 46% in 1999. This increase is due primarily to the decrease in barter transactions and the move to dependence on affiliate relationships for product distribution and sales.

CROSSWALK OPERATIONS

Crosswalk.com operational expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements of crosswalk.com, increased to $5,517,600 in 2000 as compared to $4,795,061 in 1999. The increase from 1999 to 2000 of $722,539 (15%) is mostly due to growth in the Channel content on crosswalk.com and to increased headcount. The largest increase in costs was in depreciation expense, which accounted for $331,518 of this increase. This was primarily due to capital acquisitions in 1999 underlying the Company's migration to an Oracle/Sun server architecture. The next largest contributor was a $286,400 increase in content expenses from Company content procurement from a wider variety of sources and on many more topics due to the increased number of channels and the depth of those channels. Staffing and associated costs accounted for

$276,168 of this year to year increase. Finally, with the increase in Web traffic, capacity, headcount and associated software needs, hosting, licensing and maintenance fees made up approximately $125,000 of this overall increase. These increases were offset by consulting expenses related to database and server migration incurred in 1999 but not in 2000, leading to a reduction of $91,958. In addition, travel expenses incurred in supporting sponsorship contracts and migration activities were reduced by $154,792.

SALES AND MARKETING

Sales and marketing expenses decreased in 2000 from 1999 by $3,235,516 (48%) to $3,458,213 from $6,693,729 in 1999. Reductions in sales and marketing expenses occurred as the Company was able to increase registered users and Website traffic through efficient viral marketing in lieu of the more costly cross-media marketing campaign that the Company engaged during 1999.

GENERAL AND ADMINISTRATIVE

General & administrative (G&A) expenses in 2000 were $3,492,368, an increase of 17% ($513,406) over $2,978,962 in 1999. The increase in G&A expense between 2000 and 1999 is largely due to recognition of acquisition expenses and amortization of intangible assets totalling $643,479. Rent expense also increased by $133,747. Bad debt expense increased by $82,649. These increases were partly offset by a reduction in investor relations expenses of $179,235, consulting services of $144,952 and travel expenses of approximately $41,000.

OTHER INCOME

Other income consists of interest income and expense, and loss on the sale of property and equipment. In 2000, interest income was $201,200 versus $666,965 in 1999. The 70% ($465,765) decrease in 2000 over 1999 is due primarily to the use of investment funds for operations. Interest expense was $2,858 in 2000 and $146 in 1999. The Company recorded a loss on disposal of property and equipment of $30,466 in 2000 and $22,254 in 1999.


RESULTS OF OPERATIONS
1999 COMPARED TO 1998

NET LOSS

For the year ended December 31, 1999, the Company incurred a net loss of $10,652,717 as compared to a net loss of $3,457,064 for the same period in 1998. This increased loss of $7,195,653 (208%) in 1999 over 1998 was due primarily to an increase in expenditures, the details of which follow, offset to an extent by an increase in gross margin and other income. The increased loss consisted of a 251% ($10,341,563) increase in operating expenses excluding cost of goods sold, offset by a $2,723,524 (609%) increase in gross margin and a $422,386 (190%) increase in Other income.

REVENUES

The Company generated $5,815,452 or 537% more revenue in the year ended December 31, 1999 than in the same period in 1998. The $6,898,746 revenue earned in 1999 consisted of $6,374,176 from Advertising/sponsorship sales, $343,447 from Retail sales, and $181,123 from Internet services, while the $1,083,294 revenue earned in 1998 consisted of $737,676 from Advertising/sponsorship sales, $134,446 from Retail sales, and $211,172 from Internet services. The year on year change in revenue mix was a 764% ($5,636,500) increase in Advertising/sponsorship sales, a 155% ($209,001) increase in Retail sales, a 14% ($30,049) decrease in Internet services revenue.

Barter agreements which allowed for equal exchanges of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet websites, amounted to forty-two percent of the revenue earned in 1999 versus fifty-two percent in 1998. Advertising/sponsorship sales increased because of the Company's focus on the advertising business model during 1999. Retail sales increased in 1999 due to increased marketing efforts and product offerings. The decrease in Internet service revenue was due to the Company's transition from being a web consulting services provider to being a community builder, as previously described.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to selling advertising space on and sponsorships of crosswalk.com; retailing Christian interest products on crosswalk.com; and development, maintenance, and support of customer Websites was $3,728,276 and $636,348 for the years ended December 31, 1999 and 1998, respectively. The Company's gross margin for the year ended December 31, 1999 increased slightly to 46% from 41% for the same period in 1998. This increase was due primarily to the decrease in the barter transactions.

CROSSWALK OPERATIONS

Crosswalk operational expenses were costs primarly related to the Company's development, maintenance and enhancements of crosswalk.com, that increased 213% ($3,265,396) to $4,795,061 for the year ended December 31, 1999 versus
$1,529,665 for the same period of 1998. This year-to-year increase was mostly due to increased staffing and associated costs related to the growth in crosswalk.com. ($1,835,794 or 56%); content expenses to carry a greater variety of topics and depth of information in the increased number of channels ($395,771 or 12%); consulting expenses related to database and server migration, and other developmental needs ($272,970 or 8%); depreciation expenses grew due the migration to an Oracla/Sun server architecture ($313,860 or 10%); and increased licensing and maintenance fees to support the increased capacity ($148,504 or 5%). The Company had expanded its consulting and development staff in order to provide continuous improvements to crosswalk.com's products and services.

SALES AND MARKETING

Sales and marketing expenses increased by 439% ($5,450,893) to $6,693,729 for the year ended December 31, 1999, from $1,242,836 for the year ended December 31, 1998. This increase was almost entirely due to the Company's investment in cross-media marketing and branding advertising campaigns to promote crosswalk.com which commenced in the fourth quarter of 1998.

GENERAL AND ADMINISTRATIVE

The Company increased its general & administrative (G&A) costs by 120% ($1,625,274) to $2,978,962 for the year ended December 31, 1999 versus $1,353,688 for the same period in 1998. This increase was largely due to recognition of amortization of intangible assets of $455,334 that comprised 28% of the increase; and $444,100 of bad debt expense that accounted for 27% of the increase. The other components of this increase were for $230,557 (14%) in investor relations expenditures; $92,646 (6%) for legal and accounting expenditures; $114,645 (7%) for facility related expenses; and $132,267 (8%) for increased staffing and associated costs. These were offset to an extent by a reduction in consulting expenses of $106,065.

OTHER INCOME

Interest income increased 198% ($442,839) to $666,965 from $224,126 for the years ended December 31, 1999 and 1998, respectively. This increase was primarily due to the investment of the proceeds from the redemption of warrants issued as part of the Company's initial public offering.

Interest expense was $146 and $1,947 for the years ended December 31, 1999 and 1998, respectively. The Company recorded a loss on disposal of property and equipment of $22,254 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2000, 1999, and 1998, net cash used in operating activities was $7,783,019, $8,766,112, and $3,197,601, respectively. The decrease of net cash used in operating activities in 2000 was a result of increases in cash revenues. In 1999 the increase was due mostly to higher losses attributable to increased staffing and investment in the aforementioned marketing and brand awareness campaign.

Net cash provided by investing activities was $5,392,443 for the year ended December 31, 2000; and net cash used in investing activities was $10,421,778, and $1,250,772, for the years ended December 31, 1999, and 1998, respectively.

Net cash provided by financing activities was $2,021,675, $17,781,933, and $2,051,707 for the years ended December 31, 2000, 1999 and 1998, respectively. The 2000 cash flow from financing activities consisted primarily from the receipt of $2,000,000 for the issuance of 80,000 shares of Series "A" preferred stock on September 29, 2000. The three-year Series "A" preferred stock is convertible into 862,069 shares of common stock. The Series "A" preferred stock will also accrue a 6% dividend per annum.

 The 1999 cash flow from financing activities consisted of the receipt of $17,781,933 from the exercise of 2,528,451 Common Stock Purchase Warrants, 317,500 Common Stock Underwriter Warrants and 190,870 vested stock options. In 1998, cash flow from financing activities consists of the receipt of $2,133,937 from the exercise of 44,000 Common Stock Underwriter Warrants and 313,075 Common Stock Purchase Warrants. Cash used in financing activities in 1998 consisted of the repayment of $82,230 of long term debt.

The Company currently anticipates that it's $2,288,608 working capital balance at December 31, 2000, consisting primarily of the proceeds from the issuance of Series "A" preferred stock, as previously described, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. However, the Company may seek to raise additional funds in order to expand its marketing campaign and crosswalk.com Channel deployment, and to pursue potential leveraged joint marketing opportunities, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that current working capital will be sufficient to meet the Company's growth needs or that additional financing will be available to the Company or that such financing will be available on acceptable terms.

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

FORWARD LOOKING STATEMENTS

Certain information in this annual report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements.

OUTLOOK AND UNCERTAINTIES

The Company's future financial condition and results are subject to substantial risks and uncertainties, some of which are summarized in this section.

OUR REVENUE MODEL DEPENDS ON THE ADOPTION AND EFFECTIVENESS OF THE INTERNET AS AN ADVERTISING MEDIUM AND OUR ABILITY TO ATTRACT AND EXPAND OUR USER AND ADVERTISER BASE

We currently derive and expect to continue deriving a significant portion of our revenues from advertisements and sponsorships on our Website. Accordingly, our future success is highly dependent on the acceptance and growth of the Internet as an advertising medium and our ability to attract and expand our user and advertiser base. Our ability to sustain and increase our current level of advertising revenues depends, in part, on our ability to hire, retain, manage, train and motivate our internal sales force. If a significant portion of our sales force leaves, we may not be able to compete effectively for or retain current and potential advertisers.

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

WE MUST CONTINUE TO DEVELOP AND INCREASE AWARENESS OF A "BRAND IDENTITY" IN ORDER TO ATTRACT AND EXPAND OUR USER AND ADVERTISER BASE

With the growing number of Internet sites and low barriers to entry in our industry, we believe that developing and maintaining the "crosswalk.com" brand is critically important to our future success in attracting and expanding our audience and advertiser base. Promotion and enhancement of our brand will depend in large part on our ability to continue product high-quality products and services to the users of our Website. We may also find it necessary to substantially increase our expenditures for creating and maintaining a distinct brand loyalty among Internet users. In addition, if there is a breach (or alleged breach) of our security or the privacy of our users, or if any third party undertakes illegal or harmful activity that affects our services or users, we could suffer substantial adverse publicity which may harm our brand reputation. Therefore, if we (1) cannot provide high quality online products and services, (2) introduce new online products and services that are not favorably received by users, (3) fail to adequately promote and maintain our brands, (4) incur excessive expenses in attempting to enhance our brand images or promote our products and services, or (5) are subject to unfavorable publicity due to breaches of our security systems, our business, results of operations and financial condition could be materially effected.

OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE AND COULD AFFECT YOUR ABILITY TO RESELL SHARES AT ATTRACTIVE PRICES

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock traded as high as $10.50 per share and as low as $0.469 between January 1, 2000 and December 31, 2000. This volatility may continue. Some of the factors that could lead to this type of volatility include:

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

WE CANNOT PREDICT THE EFFECT THAT THE EXERCISE OF EXISTING OPTIONS WILL HAVE ON OUR STOCK

As of December 30, 2000, there were 7,926,971 shares of common stock outstanding and 2,333,365 shares of common stock issuable upon the exercise of outstanding warrants and options. We are unable to predict the effect that any subsequent sales of securities by our existing shareholders, under Rule 144 or otherwise, may have on the then-prevailing market price of our common stock, although such sales could have depressive effect on such market price. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices of the common stock and could impair our ability to raise capital through the sale of its equity securities.

WE ARE SUBJECT TO THE NASDAQ NATIONAL MARKET SYSTEM LISTING ELIGIBILITY AND MAINTENANCE REQUIREMENTS AND OUR STOCK COULD BE AFFECTED IF WE FAIL TO MAINTAIN THESE REQUIREMENTS

Under the current rules relating to the continued listing of securities on the Nasdaq National Market System, a company must maintain (a) at least $4,000,000 in net tangible assets (b) public float of at least 750,000 shares, (c) market value of public float of at least $5,000,000, and (d) a minimum closing bid price of $1.00 per share. If we are not able to maintain these listing requirements, we may be downgraded to Nasdaq SmallCap status.

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

If our common stock were delisted from Nasdaq, and no other exclusion from the definition of a "penny stock" under applicable SEC regulations were available, our common stock may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting from Nasdaq, if it were to occur, could materially adversely affect the ability of broker-dealers to sell the securities, and the liquidity and trading price of our common stock.


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

(a)     EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION
------      ------------
2+          Articles and Certificates of Merger and Reorganization of DIDAX ON-LINE L.C. and DIDAX INC. into the Registrant

3.1+        Certificate of Incorporation and Certificates of Amendments thereto of DIDAX INC.

3.1(a)+     Certificate of Correction regarding Certificate of Incorporation

3.1(b)***   Certificate of Amendment thereto of DIDAX INC.

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

10.40**     Amended  office  Building  Lease Memoranda by and between Richard P. Van
            Curen and Caprice Company and the Registrant dated February 5, 1999

10.41**     Agreements between the Registrant and Quantum American, Inc. dated November 20,
            1998

10.42**     Agreement between the Registrant and Vignette Corporation dated June 1, 1998

10.43##     1998 Stock Option Plan, as amended March 3, 2000

10.44***    Employment Agreement between Registrant and Stephen M. Wike dated August 13,
            1999

10.45***    Office Building Lease by and between Enterprise Center Limited
            Partnership Number Two and the registrant dated August 23, 1999

10.46***    1998 Stock Option Plan, as amended February 26, 1999

10.47***    Agreement between the Registrant and Exodus Communications dated January 9, 2000

10.48       Employment Agreement between Registrant and Scott Fehrenbacher dated March 16,
            2001

11          Statement of computation of earnings per share

23.1        Consent of Ernst & Young LLP

23.2        Consent of Hoffman, Morrison & Snyder, PC


+ Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

* Incorporated by reference to the Company's Registration Statement Post Effective Amendment No. 1 to Form SB-2 declared effective by the Securities and Exchange Commission on July 2, 1998, SEC File No. 333-25937

# Incorporated by reference to the Company's Registration Statement on Form 10-KSB declared effective by the Securities and Exchange Commission on March 20, 1998, SEC File No. 333-25937

** Incorporated by reference to the Company's Registration Statement on Form 10-KSB declared effective by the Securities and Exchange Commission on March 22, 1999, SEC File No. 333-25937

## Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders

*** Incorporated by reference to the Company's Registration Statement on Form 10-KSB declared effective by the Securities and Exchange Commission on March 30, 2000, SEC File No. 333-25937

(b) Reports on Form 8-K

During the fourth quarter of the fiscal year ended December 31, 2000, the Company filed a Form 8K with the Securities and Exchange Commission on December 1, 2000, recognizing that Mr. Stephen M. Wike tendered his resignation as a director of Crosswalk effective November 28, 2000.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Crosswalk.com, Inc.


March 23,  2001            By: /s/ Scott Fehrenbacher
                           ---------------------------------------
                           Scott Fehrenbacher,
                           Chief Executive Officer and President and director


March 23, 2001             By: /s/ Gary A. Struzik
                           ----------------------------------------
                           Gary A. Struzik, Chief  Financial Officer
                           and Secretary, Chief Accounting  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 23,  2001            By: /s/ Scott Fehrenbacher
                           ---------------------------------------
                           Scott Fehrenbacher,
                           Chief Executive Officer and President and director


March 23, 2001             By: /s/ James G. Buick
                           ----------------------------------------
                           James G. Buick,
                           Chairman of the Board  of  Directors

March 23, 2001             By: /s/ Gary A. Struzik
                           ----------------------------------------
                           Gary A. Struzik, Chief Financial Officer
                           and  Secretary, Chief Accounting Officer



March 23, 2001             By: /s/ Robert C. Varney
                           ----------------------------------------
                           Robert C. Varney, PhD., director



March 23, 2001             By: /s/ Dane B. West
                           --------------------------------------
                           Dane B. West, director



March 23, 2001             By: /s/ Bruce E. Edgington
                           ----------------------------------------
                           Bruce E. Edgington, director



March 23, 2001             By: /s/ Clay T. Whitehead
                           ----------------------------------------
                           Clay T. Whitehead, director



March 23, 2001             By: /s/ Earl E. Gjelde
                           ----------------------------------------
                           Earl E. Gjelde, director



March 23, 2001             By: /s/ W.R. `Max' Carey
                           ----------------------------------------
                           W.R. `Max' Carey, director



March 23, 2001             By: /s/ Jon M. Morgan
                           ----------------------------------------
                           Jon M. Morgan, director

INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           ------------
10.48             Employment Agreement between Registrant and Scott Fehrenbacher dated March 16, 2001
11                Statement of computation of earnings per share
23.1              Consent of Ernst & Young LLP
23.2              Consent of Hoffman, Morrison & Snyder, PC

                             Crosswalk.com, Inc. and Subsidiaries


                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                   Page
                                                                                   ----

REPORT OF INDEPENDENT AUDITOR                                                       F-2

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance sheets at December 31, 1999 and 2000                                    F-3

    Statements of operations for the years ended December 31,
        1998, 1999, and 2000                                                        F-4

    Statements of stockholders' equity (deficit) for the years ended December 31,
        1998, 1999, and 2000                                                        F-5

    Statements of cash flows for the years ended December 31,
        1998, 1999, and 2000                                                        F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                        F7-F15

                                           F-1

To the Board of Directors and Stockholders
Crosswalk.com, Inc. and Subsidiaries


        We have audited the consolidated balance sheets of Crosswalk.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Crosswalk.com, Inc. for the year ended December 31, 1998 were audited by other auditors whose report dated February 16, 1999 expressed an unqualified opinion on those statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crosswalk.com, Inc. and subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

        As discussed in Note N to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition.




February 9, 2001
McLean, Virginia

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                                             December 31,     December 31,
                                                                                 1999             2000
                                                                           ---------------  --------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $    1,641,157   $   1,272,256
   Short-term investments                                                       4,538,906         936,737
   Accounts receivable including unbilled receivables of $566,515 and
      $54,646 at December 31, 1999 and 2000, respectively                       2,155,555       1,200,591
   Deferred costs                                                                 142,910         356,842
   Notes receivable from officers                                                  37,500          22,111
   Other current assets                                                            27,750          37,559
                                                                           ---------------  --------------
        Total current assets                                                    8,543,778       3,826,096
                                                                           ---------------  --------------

LONG TERM INVESTMENTS                                                           2,774,747         619,546

PROPERTY AND EQUIPMENT, net                                                     1,847,703       1,452,311

OTHER ASSETS:
   Deposits                                                                       161,275          91,151
   Deferred costs                                                                  18,216          64,083
   Intangible assets, net                                                       6,438,697       5,256,366
                                                                           ---------------  --------------
        Total other assets                                                      6,618,188       5,411,600
                                                                           ---------------  --------------
TOTAL ASSETS                                                               $   19,784,416   $  11,309,553
                                                                           ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $    2,527,650   $     428,964
   Accrued liabilities                                                            861,451         598,578
   Deferred revenue                                                                64,005         509,946
                                                                           ---------------  --------------
        Total current liabilities                                               3,453,106       1,537,488
                                                                           ---------------  --------------

OTHER LIABILITIES:
   Accounts payable                                                                72,210         105,002
   Deferred revenue                                                                     -         227,649
   Other liabilities                                                                    -          78,415

COMMITMENTS                                                                             -               -

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
      80,000 shares issued and outstanding at December 31, 2000                         -              80
   Common stock, $.01 par value, 20,000,000 shares authorized;
      7,592,972 and 7,926,971 shares issued and outstanding
      at December 31, 1999 and December 31, 2000, respectively                     75,930          79,270
   Common stock warrants                                                          127,660         127,660
   Additional paid-in capital                                                  38,156,922      41,228,118
   Accumulated deficit                                                        (22,046,933)    (32,074,972)
   Accumulated other comprehensive (loss)/gain:
     Net unrealized (loss)/gain on available-for-sale securities                  (54,479)            843
                                                                           ---------------  --------------
        Total stockholders' equity                                             16,259,100       9,360,999
                                                                           ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   19,784,416   $  11,309,553
                                                                           ===============  ==============


                            See accompanying notes
                                                                           F-3

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the Year Ended December 31,
                                                                     1998               1999                2000
                                                               -------------     ---------------      --------------
OPERATING REVENUES:
   Advertising/sponsorship sales                               $    737,676       $   6,374,176       $   5,958,419
   Retail sales                                                     134,446             343,447             289,127
   Internet services                                                211,172             181,123             133,397
                                                               -------------     ---------------      --------------
        Total operating revenues                                  1,083,294           6,898,746           6,380,943

OPERATING EXPENSES:

   Cost of goods and services                                       636,348           3,728,276           2,701,087
   Crosswalk operations                                           1,529,665           4,795,061           5,517,600
   Sales and marketing                                            1,242,836           6,693,729           3,458,213
   General and administrative                                     1,353,688           2,978,962           3,492,368
                                                               -------------     ---------------      --------------
        Total operating expenses                                  4,762,537          18,196,028          15,169,268
                                                               -------------     ---------------      --------------

LOSS FROM OPERATIONS                                             (3,679,243)        (11,297,282)         (8,788,325)

OTHER INCOME (EXPENSE):
   Interest income                                                  224,126             666,965             201,200
   Interest expense                                                  (1,947)               (146)             (2,858)
   Loss on sale of property and equipment                                -              (22,254)            (30,466)
                                                               -------------     ---------------      --------------
        Total other income (expense)                                222,179             644,565             167,876
                                                               -------------     ---------------      --------------
Net loss before cumulative effect of a
   change in accounting practice                               $ (3,457,064)      $ (10,652,717)      $  (8,620,449)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition                        -                   -           (1,407,589)
                                                               -------------     ---------------      --------------


NET LOSS                                                       $ (3,457,064)      $ (10,652,717)      $ (10,028,038)
                                                               -------------     ---------------      --------------
                                                               -------------     --------------       --------------

Amounts per common share:
Net loss before cumulative effect of a
   change in accounting practice                               $      (0.98)      $       (1.56)      $       (1.11)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition                        -                   -                (0.18)
                                                               -------------     ---------------      --------------

Net loss per common share (basic and diluted)                  $      $0.98)      $       (1.56)      $       (1.29)
                                                               =============     ===============      ==============


Weighted average number of common
   shares outstanding                                             3,535,487           6,822,575           7,764,513
                                                               -------------     ---------------      --------------

                            See accompanying notes
                                                                           F-4

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                    Common Stock               Preferred Stock
                                                             ---------------------------  ---------------------------

                                                               Shares         Amount        Shares         Amount
                                                             ------------  -------------  ------------  -------------
BALANCE, DECEMBER 31, 1997                                     3,098,447         30,984             -              -

Issuance of common stock
       net of offering costs of $29,245                          579,434          5,794             -              -
Common stock issued pursuant to exercise of
       underwriter warrants                                       44,000            440             -              -
Common stock issued pursuant to warrants exercised               313,075          3,131             -              -
Net loss                                                               -              -             -              -
                                                             ------------  -------------  ------------  -------------
BALANCE, DECEMBER 31, 1998                                     4,034,956    $    40,349    $        -    $         -

Issuance of common stock                                          26,350            264             -              -
Issuance of common stock pursuant to business
       combination, net of offering cost of $9,901               494,845          4,948             -              -
Common stock issued pursuant to exercise of
       underwriter warrants                                      317,500          3,175             -              -
Common stock issued pursuant to warrants exercised
       net of offering costs of $33,647                        2,528,451         25,285             -              -
Common stock issued pursuant to exercise of stock options        190,870          1,909             -              -
Net loss                                                               -              -             -              -
                                                             ------------  -------------  ------------  -------------
BALANCE, DECEMBER 31, 1999                                     7,592,972    $    75,930    $        -    $         -

Issuance of common stock                                           6,362             64             -              -
Issuance of common stock pursuant to marketing
       agreement, net of offering costs of $23,598               309,441          3,094             -              -
Issuance of Series "A" preferred stock,
       net of offering costs of $7,511                                                         80,000             80
Common stock issued pursuant to exercise of stock options         18,196            182             -              -
Net loss                                                               -              -             -              -
                                                             ------------  -------------  ------------  -------------
BALANCE, DECEMBER 31, 2000                                     7,926,971    $    79,270        80,000    $        80



                                                                                                           Accumulated
                                                           Additional        Common                           Other
                                                             Paid-in          Stock       Accumulated     Comprehensive     Total
                                                             Capital        Warrants        Deficit           Loss         Equity
                                                          --------------  ------------ --------------- ------------- -------------
BALANCE, DECEMBER 31, 1997                                   10,965,660       666,722      (7,937,152)            -     3,726,214

Issuance of common stock
       net of offering costs of $29,245                       1,743,359             -               -             -     1,749,153
Common stock issued pursuant to exercise of
       underwriter warrants                                     362,560             -               -             -       363,000
Common stock issued pursuant to warrants exercised            1,797,051             -               -             -     1,800,182
Net loss                                                              -             -      (3,457,064)       (1,991)   (3,459,055)
                                                          --------------  ------------ --------------- ------------- -------------
BALANCE, DECEMBER 31, 1998                                $  14,868,630   $   666,722  $  (11,394,216)  $    (1,991) $  4,179,494

Issuance of common stock                                        202,619             -               -             -       202,883
Issuance of common stock pursuant to business
       combination, net of offering cost of $9,901            4,785,146             -               -             -     4,790,094
Common stock issued pursuant to exercise of
       underwriter warrants                                   2,676,527             -               -             -     2,679,702
Common stock issued pursuant to warrants exercised
       net of offering costs of $33,647                      15,018,724      (539,062)              -             -    14,504,947
Common stock issued pursuant to exercise of stock options       605,276             -               -             -       607,185
Net loss                                                              -             -     (10,652,718)      (52,488)  (10,705,206)
                                                          --------------  ------------ --------------- ------------- -------------
BALANCE, DECEMBER 31, 1999                                $  38,156,922   $   127,660  $  (22,046,933)  $   (54,479) $ 16,259,100

Issuance of common stock                                          7,629             -               -             -         7,693
Issuance of common stock pursuant to marketing
       agreement, net of offering costs of $23,598            1,018,557             -               -             -     1,021,650
Issuance of Series "A" preferred stock,
       net of offering costs of $7,511                        1,992,409             -               -             -     1,992,489
Common stock issued pursuant to exercise of stock options        52,602             -               -             -        52,784
Net loss                                                              -             -     (10,028,038)       55,322    (9,972,717)
                                                          -------------  ------------ --------------- ------------- -------------
BALANCE, DECEMBER 31, 2000                                $  41,228,118   $   127,660  $  (32,074,972)  $       843  $  9,360,999



                            See accompanying notes
                                                                           F-5

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE YEARS
                                                                                   ENDED DECEMBER 31,
                                                                       1998             1999             2000
                                                                   --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (3,457,064)    $(10,652,717)    $(10,028,038)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                          130,353          453,656          785,174
   Amortization of intangible assets                                       4,165          457,262        1,182,331
   Loss on disposal of property and equipment                                  -           22,254           30,466
   Stock compensation expense                                                  -          105,576            7,693
   Common stock issued in lieu of cash for advertising                         -                -        1,045,249
   Changes in operating assets and liabilities:
      Accounts receivable                                               (259,882)      (1,803,148)         954,964
      Notes receivable from officers                                           -           55,500           15,389
      Deposits                                                           (55,813)        (105,212)          70,124
      Deferred costs                                                     (43,885)        (116,196)        (259,799)
      Other current assets                                                 6,826          (17,711)          (9,809)
      Accounts payable                                                    84,054        2,475,339       (2,065,894)
      Accrued and other liabilities                                      384,933          320,010         (184,458)
      Deferred revenue                                                     8,712           39,275          673,590
                                                                   --------------   --------------   --------------
         Net cash used in operating activities                        (3,197,601)      (8,766,112)      (7,783,019)
                                                                   --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (313,168)      (2,001,862)        (420,249)
   Purchase of intangible assets                                          (5,000)      (1,982,397)               -
   Sales and maturities of investments                                 5,021,027        9,589,960        6,965,464
   Purchase of investments                                            (5,953,631)     (16,027,479)      (1,152,772)
                                                                   --------------   --------------   --------------
      Net cash (used in) provided by investing activities             (1,250,772)     (10,421,778)       5,392,443
                                                                   --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock                               -                -        1,992,489
   Repayment of notes payable                                            (82,230)               -                -
   Net proceeds from issuance of common stock and warrants             2,133,937       17,781,933           52,784
   Cost of issuing common stock in lieu of cash                                -                -          (23,598)
                                                                   --------------   --------------   --------------
      Net cash provided by financing activities                        2,051,707       17,781,933        2,021,675
                                                                   --------------   --------------   --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (2,396,666)      (1,405,957)        (368,901)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                   5,443,781        3,047,115        1,641,157
                                                                   --------------   --------------   --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $  3,047,115     $  1,641,157     $  1,272,256
                                                                   ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of "Investigator" software methodolgy for Common Stock totaling $50 and Additional Paid in Capital of $49,950 in August of 1998
Purchase of "GraceWeb" Web site for Common Stock totaling $100 and Additional Paid in Capital of $97,400 in August of 1999
Purchase of "Wike Associates" for Common Stock totaling $4,948 and Additional Paid in Capital of $4,795,049 in August of 1999


                             See accompanying notes                       F-6

                     CROSSWALK.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




A.     ORGANIZATION


Crosswalk.com, Inc.'s ("Crosswalk" or the "Company") business is the development and aggregation of Internet content and services; advertising and royalty sales; and through the third quarter of 2000, the resale of products specifically designed to meet the needs of Christian users of the Internet and the World Wide Web. The Company intends to build traffic and membership to its Website www.crosswalk.comTM ("crosswalk.com"), through efficient marketing and product development activities, with the goal of maintaining its leadership position as the preferred and comprehensive Website for the online Christian community. The Company operates in one business segment.

In the quarters ended December 31, 1998 and March 31, 1999, Crosswalk received an aggregate of $16,338,776 from the exercise of 2,841,526 (or 98.8%) purchase warrants outstanding related to the Company's initial public offering (IPO). The purchase warrants were exercised in response to the Company's action to call the purchase warrants consistent with the term's of the Purchase Warrant Agreement expected in connection with the IPO. The redemption date was February 12, 1999. Shares of Crosswalk.com common stock are traded on the Nasdaq National Market System under the symbol "AMEN".

On September 29, 2000 the Company closed a $2.0 million strategic private placement in equity capital from affiliates of GroupHarbor.com, a developer of web-based tools for the Christian community. The financing consisted of 80,000 shares of three-year Series "A" preferred stock, convertible into 862,069 shares of common stock, and redeemable at the option of the Company. This is the equivalent to $2.32 per common share. The Series "A" preferred stock also accrues a 6% dividend per annum. Each preferred share carries the number of votes equal to the number of shares of common stock into which each share of preferred stock is convertible.

The Company currently anticipates that it's $2,288,608 working capital balance at December 31, 2000, consisting primarily of the proceeds from the issuance of Series "A" preferred stock, as previously described, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. However, the Company may seek to raise additional funds in order to expand its marketing campaign and crosswalk.com Channel deployment, and to pursue potential leveraged joint marketing opportunities, or in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that current working capital will be sufficient to meet the Company's growth needs or that additional financing will be available to the Company or that such financing will be available on acceptable terms.


B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. Certain items in the accompanying 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.

Use of estimates - Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Cash equivalents - Cash and cash equivalents include cash and investments with current maturities of three months or less when purchased.

Short and long-term investments - The Company invests in U.S. government bonds and treasury notes, municipal bonds, and corporate bonds. Investments with current maturities greater than three months but less than twelve months from the balance sheet dates are short-term investments. Those investments with current maturities greater than twelve months from the balance sheet dates are long-term investments.

The Company's investments are classified as available-for-sale as of the balance sheet dates, and are reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale investments are reported in other income or expense as incurred.

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

Derivative instruments and hedging activities - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SAFS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SAFS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities
- An Amendment to FASB Statement No. 133."

These rules require that all derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. SFAS No. 133 will be adopted by the Company on January 1, 2001. Management believes that the adoption of this standard will have no material effect on the Company's financial position or results of operations.

Depreciation and amortization - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the life of the related lease. Intangible assets are amortized over useful lives of five to ten years using the straight-line method. Amortization expense includes the two capital leases amortized over 24 and 36 month periods for web server computer system and telephone systems, respectively.

Revenue recognition - Beginning January 1, 2000, the Company's revenues were primarily derived from the sale of banner advertising. Advertising revenues are recognized in the period in which the advertisement is displayed and collection of the resulting receivable is probable.

The Company's revenue model prior to January 1, 2000 included significant revenues from third party sponsorships for prime Website exposure in which the Company recognized nonrefundable revenue upon completing the integration of a sponsor's web-based material onto the Crosswalk.com site. The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for web integration contracts entered into prior to January 1, 2000, and recognizes such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $421,000, or $0.05 per share, comprised of the $1.4 million cumulative effect of the change as described above ($0.18 per share), net of $986,000 of the related deferred revenues and costs that were recognized as revenue and cost during 2000 ($0.13 per share). Had the change been made at January 1, 1999, revenues for the year ended December 31, 1999 would have been reduced by approximately $2.2 million and the net loss of the Company for the year ended December 31, 1999 would have been increased by $1.4 million or ($0.20) per share.

Barter transactions, at approximately fifteen percent of revenues for the year ended December 31, 2000, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions. Barter transactions consist of providing web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's Website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

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

Comprehensive income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the years ended December 31, 1999 and 2000, the Company's comprehensive loss was $10,705,206 AND $9,972,717, respectively.

Stock-based compensation - The Company has elected to continue accounting for its stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees", which uses the intrinsic value method. As required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has disclosed the pro forma impact on the consolidated financial statements assuming the measurement provisions of SFAS No. 123 had been adopted. See Note
K. The Company accounts for all other issuances of equity instruments in accordance with SFAS No. 123.

Deferred costs - Deferred costs at December 31, 1999 and 2000 consisted of software maintenance, training and license fees along with content and conference fees and insurance and investor relations' fees. The software maintenance and license fees are ratably expensed over the life of the maintenance and license agreements, and training is expensed as utilized. The content, conference and investor relations fees are charged to expense once the services associated with these fees have been delivered to the Company. Insurance costs are ratably expensed over the life of the policy for which premiums have been paid.

Income taxes - The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Advertising expense - All advertising costs are expensed when incurred. Advertising expenses were approximately $522,000, $5,092,000 and $1,715,000 for the years ended December 31, 1998, 1999 and 2000, respectively.


C.      CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

Securities available-for-sale in the accompanying balance sheets at December 31, 1999 and 2000 include investments of $7,568,552 and $2,070,863, respectively. For December 31, 1999 and 2000 respectively, this includes $254,899 and $514,580 in cash and cash equivalents having current maturities of three months or less; $4,538,906 and $936,736 with current maturities of four to twelve months; and $2,774,747 and $619,547 with current maturities greater than one year. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity.

The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type, as of December 31, 1999 and 2000 are as follows:

                          CROSSWALK.COM, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



C.      CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS (CONTINUED)


                                                               Gross Unrealized  Gross Unrealized
                              Market Value      Cost Basis          Gains             Losses
                              ------------      ----------          -----             ------
U.S. Govt. Debt Securities     $ 3,671,880      $ 3,699,741         $  730         $ (28,591)
Municipal Debt Securities        1,006,082        1,009,860            ---            (3,778)
Corporate Debt Securities        2,890,590        2,913,430            405           (23,245)
                               -----------      -----------        -------         ----------
Total at December 31, 1999     $ 7,568,552      $ 7,623,031        $ 1,135         $ (55,614)
                               ===========      ===========        =======         ==========

U.S. Govt. Debt Securities     $ 1,556,283      $ 1,555,268        $ 1,022         $      (9)
Municipal Debt Securities           ---              ---               ---               ---
Corporate Debt Securities          514,580          514,751            ---              (170)
                               -----------      -----------        -------         ----------
Total at December 31, 2000     $ 2,070,863      $ 2,070,019        $ 1,022         $    (179)
                               ===========      ===========        =======         ==========

The Company included in interest income (expense) a net realized loss of $59,815 and $33,938 for the years ended December 31, 1999 and 2000 respectively.


D.      PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consisted of the following at December 31,:


                                                    1999          2000
                                                    ----          ----
        Computer equipment                     $ 1,330,878    $  1,490,671

        Office furniture                           236,519         237,368

        Leasehold improvements                      57,975          51,972

        Capital leases                                 ---          71,200

        Office equipment                            57,894          17,702

        Software                                   880,951       1,017,849
                                               -----------    ------------

                                                 2,564,217       2,886,762

        Less: accumulated depreciation and

        amortization                              (716,514)     (1,434,451)
                                               ------------   ------------

                                               $ 1,847,703    $  1,452,311
                                               ============   ============


E.      ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at December 31,:

                                                      1999          2000
                                                      ----          ----
        Accrued advertising expense              $ 256,250     $     ---
        Accrued wages and benefits                 326,558       263,554
        Accrued hosting & content expenses          29,409       101,586
        Accrued dividends payable                      ---        30,000
        Capital lease obligations                      ---        17,438
        Other                                      249,234       186,000
                                                 ---------     ---------
                                                 $ 861,451     $ 598,578
                                                 =========     =========

                     CROSSWALK.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



F.      INCOME TAXES

There was no income tax expense or benefit to report for the years ended December 31, 1998 through December 31, 2000. A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows for the years ended December 31,:

                                                                  1998            1999             2000
                                                                  ----            ----             ----
      Computed at the expected statutory rate                $(1,170,000)     $(3,621,000)    $(3,410,000)
      State income tax - net of federal tax benefit             (131,000)        (426,000)       (400,000)
      Goodwill amortization                                       ---             162,500           ---
      Interest expense on restricted stock                        ---            (114,900)          ---
      Less valuation allowance                                 1,302,000        3,999,400       3,810,000
                                                               ---------        ----------      ---------
      Income taxes                                           $    ---               ---             ---
                                                             -----------      ------------    -----------


Deferred tax assets and liabilities at December 31, 1999 and 2000 were as follows:

                                                                    1999           2000
                                                                    ----           ----
      Deferred tax assets:
          Net operating loss carryforward                       6,591,000       9,966,000
          Amortization                                              ---           448,000
          Depreciation                                              2,700         (10,300)
                                                                ---------      ----------
          Gross deferred tax assets                             6,593,700      10,403,700

      Deferred tax liability                                        ---            ---
                                                                ---------      -----------

      Valuation allowance                                     (6,593,700)     (10,403,700)
                                                              -----------     ------------

         Net deferred tax assets                              $     ---      $     ---
                                                               ----------      ------------


The Company has net operating loss carry-forwards totaling approximately $26,227,000 at the end of 2000, for federal and state income tax purposes expiring in 2012 and 2020.


G.      BUSINESS COMBINATIONS

On August 13, 1999, Crosswalk completed the purchase of Wike Associates, Inc. (dba "Media Management"), proprietors of the GOSHEN.net Website for an aggregate purchase price of $6,915,494, including closing costs, payable in 494,845 restricted and non-registered shares of the Company's common stock and $1,982,397. The transaction was accounted for as a purchase and the intangible assets acquired are being amortized on a straight-line basis over five to ten years. Accumulated amortization at December 31, 1999 and 2000 was $431,516 and $1,582,226, respectively.

Pursuant to the terms of the agreement, Mr. Stephen Wike, President of Wike Associates, Inc. became a member of the Company's Board of Directors, a position he resigned from in November 2000. He also served as the Company's Chief Operating Officer until his resignation in November 2000. Other key employees also executed employment agreements with the Company. Operated as a wholly-owned subsidiary of Crosswalk, the operations of Media Management, Inc. have been included in the Statements of Operations since August 13, 1999.

Unaudited proforma consolidated results of operations, assuming the acquisition of Media Management, Inc. had occurred on January 1, 1998, would have been as follows: Pro Forma (Unaudited)


                                                            Pro Forma (Unaudited)
                                                            Year Ended December 31,
                                                            -----------------------

                                                         1998            1999
                                                  -------------------    -------------------
Operating revenues                                $     3,114,149        $     8,825,061
Net loss                                          $    (4,543,774)       $   (11,173,520)
Net loss per common share (basic and diluted)     $         (1.13)       $         (1.57)


                     CROSSWALK.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


G.      BUSINESS COMBINATIONS  (CONTINUED)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the business been acquired at the beginning of 1998, nor is it indicative of future results of operations.

On February 23, 1998, Crosswalk purchased all of the outstanding shares of gofishnet.com, inc. ("gofishnet") for 130,292 shares of Crosswalk's common stock. gofishnet.com, inc., an Internet retailer of Christian music and videos, operated as a wholly-owned subsidiary of Crosswalk. Crosswalk accounted for the merger as a pooling of interests based on the guidelines described in Accounting Principles Board ("APB") No. 16, "Business Combinations". Effective December 31, 1999, gofishnet.com, inc. was merged into Crosswalk.com, Inc. and therefore ceased to exist as a separate corporate entity.

H.      RELATED PARTY TRANSACTIONS

At December 31, 1999 and 2000, the Company had a note receivable due from an officer of the Company totaling $37,500, and $22,111, respectively. The Company was collecting interest on the note through payroll deductions and now is accruing interest at the minimum federal statutory rate at the time of issuance of 5.7%.

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

I.      COMMITMENTS

The Company leased office space in Chantilly, Virginia; Costa Mesa, California; Franklin, Tennessee; Charlotte, North Carolina; and Roanoke, Virginia; and certain equipment under non-cancelable operating leases during the year 2000. The California, North Carolina and Roanoke office leases provide for a one-year term. The California office lease was terminated in October 2000. The North Carolina lease terminates August 31, 2001. The Roanoke office lease expires February 28, 2001. The Tennessee office lease provides for a three and one half-year term, an annual increase in base rent based on the previous year's CPI index, and additional rent representing the Company's pro-rata share of operating expenses as defined in the lease agreement. The Tennessee office lease expires on December 31, 2002. The Company was able to have the Tennessee lease cancelled as of January 31, 2001. See Note O. The minimum future lease payments below do not reflect this event, which would reduce commitments in 2001 and 2002 by $26,335 and $28,730, respectively.

In October 1999, the Company moved its headquarters office to a 13,530 square foot facility in Chantilly, Virginia. The lease provides for a five-year renewable term, with an annual escalator in base rent of 3%, and additional rent representing the Company's pro-rata share of operating expenses as defined in the lease agreement. The Chantilly office lease expires on November 30, 2004. In May 2000, the Company began to sublease 2,945 square feet of the Chantilly facility, leaving 10,585 of space utilized by the Company. The sublease is coterminous with the Company's prime lease, under the same terms and conditions as the prime lease. The sublease payments the Company receives are not included in the minimum future lease payments noted below. In July 2000, the Company was able to cancel a lease for 6,115 square feet also in Chantilly that the Company occupied prior to the move to the larger facility.

Minimum future lease payments under non-cancelable capital and operating leases are as follows for each of the years ending December 31:

                   2001                              $  336,441
                   2002                                 328,380
                   2003                                 305,874
                   2004                                 282,106
                   ----                                 -------
                                                     $1,252,801
                                                     ==========

Rent expense for the years ended December 31, 1998, 1999 and 2000 was $77,212, $172,292 and $347,735, respectively, and is included in general and administrative expenses. The year ended December 31, 2000 rent expense of $347,735 does not include sublease rental received of $43,330. Sublease commitments toward future lease payments amount to $57,922 in 2001, $59,661 in 2002, $61,452 in 2003, and $52,485 in 2004.

                     CROSSWALK.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



J.      CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains its cash accounts in commercial banks located in Virginia and California. At December 31, 1999 and 2000, there were no uninsured cash balances.


Cash equivalents are maintained in money market funds. These cash equivalents are not insured by the FDIC, but are collateralized by the underlying assets of the federal government or corporate entities issuing debt obligations. In addition, the brokerage firms may or may not carry insurance from the Securities Investment Protection Corporation (SIPC). The SIPC insures a minimum balance of $500,000 (including $100,000 for cash); however all brokerage firms are not required to offer this coverage to their clients. Therefore, the Company had uninsured investments of $52,659 and $86,705 at December 31, 1999 and 2000, respectively.

During 1998, $260,000 or 24% of total revenue was generated from a major customer. The corresponding revenue derived from this customer in 1999 was $41,915 or less than 1% of total revenue, and in 2000, was $6,500 or less than 1% of total revenue. In 1999 and 2000, no one customer accounted for over 10% of revenues. The Company's customers are located throughout the United States. In the normal course of business, the Company extends unsecured credit to its customers.


K.      STOCK OPTION PLAN

Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 1,200,000 options to purchase Crosswalk common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of December 31, 2000, 484,764 options from the 1998 Plan have been granted and are outstanding.

In February 1997, the Incorporators authorized 268,400 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 2,057,937 shares of common stock, inclusive of the 268,400 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of December 31, 2000, all options available under the 1997 Plan have been granted: 1,676,232 options are outstanding, 172,639 warrants are outstanding to directors included in the plan, and 209,066 options have been exercised.

At December 31, 1998, 1999 and 2000, the Company had outstanding options to sell 1,334,456, 1,398,456 and 1,356,611 shares of common stock, respectively, to various officers and directors of the Company at exercise prices ranging from $1.09 to $9.75 per share. As of December 31, 1998, 1999 and 2000, options for 588,626, 965,130 and 914,334 shares are vested, respectively. The options expire ten years from the date granted, except 185,000 options granted to directors in 1997 expire five years from the date exercisable.

At December 31, 1998, 1999 and 2000, the Company had outstanding options to sell 129,985, 102,454 and 209,954 shares of common stock, respectively, to various outside consultants and a business partner at exercise prices ranging from $1.66 to $15.34 per share. As of December 31, 1998, 1999 and 2000, options for 82,985, 60,454 and 63,454 were vested, respectively. As of December 31, 2000 of the options outstanding, 200,704 options expire five years from the date granted. All other options expire ten years from the date granted.

At December 31, 2000, there are 70,500 Common Stock Underwriter Warrants at an exercise price of $8.25, and 165,000 Common Stock Warrant Underwriter Warrants at an exercise price of $8.46 outstanding pursuant to the Company's initial public offering. These warrants expire on September 27, 2002.

During 1998, 1999 and 2000, the Company granted to employees, options for 410,926, 557,231 and 196,500 shares of common stock, respectively, at exercise prices ranging from $0.59 to $15.75 per share. As of December 31, 1998, 1999 and 2000, options for 307,024, 239,598 and 393,414 shares are vested, respectively. The options expire through 2010. A summary of activity for the three years ended December 31, 2000, is as follows:

                                                       Options Outstanding
                                                       -------------------
                                                    Number of           Per Unit
                                                      Shares         Exercise Price
                                                    ---------        ---------------
           OUTSTANDING, DECEMBER 31, 1997          1,605,632         $1.50 -  $ 5.00
                 Options granted                     410,915         $2.00 -  $ 4.00
                 Options exercised                         -                       -
                 Options expired                    (141,180)        $2.19 -  $ 5.00
                                                   ---------         ---------------
           OUTSTANDING, DECEMBER 31, 1998          1,875,367         $1.50 -  $ 5.00
                                                   =========         ===============
                 Options granted                     535,669         $6.63 -  $15.75
                 Options forfeited                  (149,025)        $5.00 -  $12.50
                 Options exercised                  (190,870)        $1.66 -  $ 5.00
                 Options expired                     (13,000)                 $ 5.00
                                                   ---------         ---------------
           OUTSTANDING, DECEMBER 31, 1999          2,058,141         $1.50 -  $15.75
                                                   =========         ===============
                 Options granted                     536,754         $0.59 -  $10.00
                 Options forfeited                  (415,703)        $2.00 -  $15.75
                 Options exercised                   (18,196)        $2.00 -  $ 4.00
                                                   ---------         ---------------
           OUTSTANDING, DECEMBER 31, 2000          2,160,996         $0.59 -  $15.34
                                                   =========         ===============

The Company accounts for the fair value of its options granted to employees in accordance with APB 25. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 1998, 1999 and 2000 would have been increased to the proforma amounts indicated below:


                                         1998               1999              2000
                                      --------------------------------------------------
      Net loss
           As reported                $(3,457,064)      $(10,652,717)     $(10,028,038)
           Pro forma                  $(4,010,384)      $(15,758,026)     $(10,572,542)
      Net loss per common share
         Basic
         As reported                     $(0.98)          $(1.56)            $(1.29)
           Pro forma                     $(1.13)          $(2.31)            $(1.36)
         Diluted
           As reported                   $(0.98)          $(1.56)            $(1.29)
           Pro forma                     $(1.13)          $(2.31)            $(1.36)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 1998: risk-free interest rates based on the Treasury bond yield at the date of grant for three to five year bonds, depending on the expected term; volatility ranging from 27.6% to 124.0%, depending on the grant date; and an expected term of two-and-a-half to five years. For the year ended December 31, 1999, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three to five year bonds, depending on the expected term; volatility ranging from 78.3% to 376.7%, depending on the grant date; and an expected term of two-and-a-half to five years. For the year ended December 31, 2000, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three to five year bonds, depending on the expected term; volatility ranging from 0.1% to 229.2%, depending on the grant date; and an expected term of two-and-a-half to seven years. All options granted to employees have been granted at an exercise price of $0.59 to $15.75 per share.

In April 1998, the Board of Directors resolved to amend the 1997 Plan. The substance of this change was to amend the actual administration of the plan by making all options subject to the approval of the Board of Directors, and in the case of a merger or a similar reorganization that the Company does not survive, to cause only non vested stock options to be subject to termination should the surviving entity not assume the obligation of all granted options. This term was carried forward and was included in the 1998 Plan approved by the stockholders.

                     CROSSWALK.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.      EMPLOYEE BENEFIT PLANS

In January 1998, the Company adopted an Employee Benefit Plan, in the form of a 401k Plan that covers all full time and permanent part time employees for pre-tax payroll deductions of participants. Employees may elect to participate by contributing a percentage of their compensation. Participation is at approximately 48% and the maximum contribution allowed is 15% or $10,500, whichever is lower. The Company is not required to contribute to the 401k Plan and has made no contributions since its inception.

On June 1, 1998, the Company implemented an Internal Revenue Code Section 125 "Premium Only Plan", which allows participating employees of the Company to contribute toward the cost of medical and dental plan expenses with pretax dollars. Through this calendar year plan, employees contribute paying 20% and 100% of the cost of the medical and dental plans, respectively.

Effective April 2000, the Company adopted a Flexible Spending Account and Dependent Care Account that allows voluntary participation of pretax dollars for preset, capped employee deductions. These deductions are designed so participants may be reimbursed for qualified out-of-pocket medical expenses and qualified dependent care expenses.


M.      NET LOSS PER COMMON SHARE

The following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                     1998                1999              2000
                                                    ------               ----              ----
      Net loss (numerator)                       $(3,457,064)       $(10,652,717)     $(10,028,038)
      Weighted average shares (denominator)        3,535,487           6,822,575         7,764,513
      Basic net loss per share                   $     (0.98)       $      (1.56)     $      (1.29)
                                                 ============       =============     =============
      Dilutive shares (denominator)                3,535,487           6,822,575         7,764,513
      Diluted net loss per share                 $     (0.98)       $      (1.56)     $      (1.29)
                                                 ============       =============     =============


N.      ACCOUNTING CHANGE

Recognizing that there is diversity of practice within the Internet industry in recognizing revenue and associated cost on initial content integration and/or development fees, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" in December 1999 (SAB 101). Prior to the issuance of SAB 101, the Company had been recording revenue for the content integration or development fee portion of sponsorships of its Website upon completion of work scope related to the contract implementation. Pursuant to SAB 101, effective January 1, 2000, the Company elected to change its revenue recognition on these content integration or development fees to a preferable method whereby revenue will be recognized ratably over the term of the contract. During the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $421,000, or $0.05 per share, comprised of the $1.4 million cumulative effect of the change as described above ($0.18 per share), net of $986,000 of the related deferred revenues and costs that were recognized as revenue and cost during 2000 ($0.13 per share). Had the change been made at January 1, 1999, revenues for the year ended December 31, 1999 would have been reduced by approximately $2.2 million and the net loss of the Company for the year ended December 31, 1999 would have been increased by $1.4 million or ($0.20) per share.


O.      SUBSEQUENT EVENTS


On January 11, 2001, Crosswalk announced the implementation of a company restructuring that included the appointment of Scott Fehrenbacher as President, CEO and director, succeeding William Parker. The restructuring involved the consolidation of functions to the Chantilly, VA headquarters, implementation of more cost-effective means for generating content, and advanced the proficiency in utilizing viral marketing. This action included a staff reduction of fifteen, bringing total employment to forty-nine.


Effective February 1, 2001, the Company was released from all financial and other obligations connected with the Tennessee office lease. The operations that were conducted at this location had been moved to the Chantilly, VA headquarters in September 2000, and was part of cost reduction efforts. See
Note I.

We have audited the consolidated financial statements of Crosswalk.com, Inc. as of December 31, 2000 and 1999, and for the two years then ended, and have issued our report thereon dated February 9, 2001 (included elsewhere in this Registration Statement). Our audits also included the financial statement schedules listed in Item 14(a) of this Registration Statement. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




McLean, Virginia                                       Ernst & Young, LLP
February 9, 2001











                     CROSSWALK.COM, INC. AND SUBSIDIARIES


                      Valuation and Qualifying Accounts


                Years Ended December 31, 2000, 1999, and 1998
                ---------------------------------------------




                                                             Additions
                                             Balance at     Charged to                           Balance at
                                            Beginning of     Costs and                             End of
               Description                     Period        Expenses          Deductions          Period
------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts -
accounts receivable:
Years ended December 31,:


                                     2000    $  354,163    $   437,510  (A)   $ 522,885  (B)   $    268,788
                                     1999    $   20,000    $   387,287  (A)   $  53,124  (B)   $    354,163
                                     1998             -         20,000  (A)           -              20,000




Valuation allowance for deferred tax assets:
Years ended December 31,:


                                     2000    $6,593,700    $ 3,810,000  (C)   $       -        $ 10,403,700
                                     1999    $2,594,300    $ 3,999,400  (C)   $       -        $  6,593,700
                                     1998    $1,292,800      1,301,500  (C)           -           2,594,300




(A)      Increase in allowance for doubtful accounts
(B)      Write-off of uncollectible receivables
(C)      Increase in allowance for gross deferred tax assets