Form 10-K405/A
period 2000-12-31
CROSSWALK COM
filed 2001-04-13
CIK 1037599

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

Explanatory Note to 10K405A

The signature of Ernst & Young, LLP, which was available at the time of original filing of March 23, 2001, was inadvertently omitted from the originally submitted Auditors Report. The sole purpose of this amendment is to add this signature to the Auditors Report.

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

                           Crosswalk.com, Inc.


April 13, 2001             By: /s/ Scott Fehrenbacher
                           ---------------------------------------
                           Scott Fehrenbacher,
                           Chief Executive Officer and President and director


April 13, 2001             By: /s/ Gary A. Struzik
                           ----------------------------------------
                           Gary A. Struzik, Chief  Financial Officer
                           and Secretary, Chief Accounting  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 13, 2001             By: /s/ Scott Fehrenbacher
                           ---------------------------------------
                           Scott Fehrenbacher,
                           Chief Executive Officer and President and director


April 13, 2001             By: /s/ James G. Buick
                           ----------------------------------------
                           James G. Buick,
                           Chairman of the Board  of  Directors

April 13, 2001             By: /s/ Gary A. Struzik
                           ----------------------------------------
                           Gary A. Struzik, Chief Financial Officer
                           and  Secretary, Chief Accounting Officer



April 13, 2001             By: /s/ Robert C. Varney
                           ----------------------------------------
                           Robert C. Varney, PhD., director



April 13, 2001             By: /s/ Dane B. West
                           --------------------------------------
                           Dane B. West, director



April 13, 2001             By: /s/ Bruce E. Edgington
                           ----------------------------------------
                           Bruce E. Edgington, director



April 13, 2001             By: /s/ Clay T. Whitehead
                           ----------------------------------------
                           Clay T. Whitehead, director



April 13, 2001             By: /s/ Earl E. Gjelde
                           ----------------------------------------
                           Earl E. Gjelde, director



April 13, 2001             By: /s/ W.R. `Max' Carey
                           ----------------------------------------
                           W.R. `Max' Carey, director



April 13, 2001             By: /s/ Jon M. Morgan
                           ----------------------------------------
                           Jon M. Morgan, director

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


/s/ ERNST & YOUNG LLP

February 9, 2001
McLean, Virginia