Form 10-Q
period 2001-03-31
CROSSWALK COM
filed 2001-05-15
CIK 1037599

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

(1) Yes X No


As of May 2, 2001 there were 7,926,971 shares of the Registrant's common stock outstanding.

                                                                                      PAGE
                                                                                     NUMBER
PART I         FINANCIAL INFORMATION

ITEM 1:   Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of December 31, 2000
              and March 31, 2001.....................................................    3
        Condensed Consolidated Statements of Operations for the three
              months ended March 31, 2000 and 2001...................................    4
        Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 2000 and 2001...................................    5
        Notes to Condensed Consolidated Financial Statements.........................    6

ITEM 2:   Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................   10

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk.................   15

PART II        OTHER INFORMATION

ITEM 1:   Legal Proceedings..........................................................   15

ITEM 2:   Changes in Securities and Use of Proceeds..................................   15

ITEM 3:   Defaults Upon Senior Securities............................................   15

ITEM 4:   Submission of Matters to a Vote of Security Shareholders...................   16

ITEM 5:   Other Information..........................................................   16

ITEM 6:   Exhibits and Reports on Form 8-K...........................................   16

        SIGNATURES and EXHIBITS......................................................   17

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                              December 31,     March 31,
                                                                                  2000            2001
                                                                              ------------    ------------
                                                                                               (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  1,272,256    $  1,536,475
   Short-term investments                                                          936,737         201,886
   Accounts receivable including unbilled receivables of $54,646 and
      $69,440 at December 31, 2000 and March 31, 2001, respectively              1,200,591         923,202
   Deferred costs                                                                  356,842         311,444
   Notes receivable from officers                                                   22,111          22,417
   Other current assets                                                             37,559          39,456
                                                                              ------------    ------------

        Total current assets                                                     3,826,096       3,034,880
                                                                              ------------    ------------

LONG TERM INVESTMENTS                                                              619,546         280,059

PROPERTY AND EQUIPMENT, net                                                      1,452,311       1,233,084

OTHER ASSETS:
   Deposits                                                                         91,151          92,104
   Deferred costs                                                                   64,083          19,172
   Intangible assets, net                                                        5,256,366       4,958,786
                                                                              ------------    ------------

        Total other assets                                                       5,411,600       5,070,062
                                                                              ------------    ------------


TOTAL ASSETS                                                                  $ 11,309,553    $  9,618,085
                                                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $    428,964    $    263,921
   Accrued liabilities                                                             598,578         519,155
   Deferred revenue                                                                509,946         447,604
                                                                              ------------    ------------

        Total current liabilities                                                1,537,488       1,230,680
                                                                              ------------    ------------

OTHER LIABILITIES:
   Accounts payable                                                                105,002         110,578
   Deferred revenue                                                                227,649         153,795
   Other liabilities                                                                78,415          79,913

COMMITMENTS                                                                              -               -

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
      80,000 shares issued and outstanding                                              80              80
   Common stock, $.01 par value, 20,000,000 shares authorized,
      7,926,971 shares issued and outstanding                                       79,270          79,270
   Common stock warrants                                                           127,660         127,660
   Additional paid-in capital                                                   41,228,118      41,228,118
   Accumulated deficit                                                         (32,074,972)    (33,399,246)
   Accumulated other comprehensive loss:
     Net unrealized gain on available-for-sale securities                              843           7,237
                                                                              ------------    ------------

        Total stockholders' equity                                               9,360,999       8,043,119
                                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 11,309,553    $  9,618,085
                                                                              ============    ============


                See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

                                                                    For the Three Months
                                                                       Ended March 31,
                                                              --------------------------------
                                                                  2000                2001
                                                              ------------        ------------

OPERATING REVENUES:
   Advertising/sponsorship sales                              $  1,499,695        $  1,026,670
   Retail sales                                                    135,997              12,154
   Internet services                                                15,999              25,481
                                                              ------------        ------------

        Total operating revenues                                 1,651,691           1,064,305

OPERATING EXPENSES:

   Cost of goods and services                                      808,721             338,859
   Crosswalk operations                                          1,599,704             901,896
   Sales and marketing                                           1,241,097             418,906
   General and administrative                                      834,772             734,817
                                                              ------------        ------------

        Total operating expenses                                 4,484,294           2,394,478
                                                              ------------        ------------

LOSS FROM OPERATIONS                                            (2,832,603)         (1,330,173)

OTHER INCOME NET:
   Interest income                                                  54,908              35,623
   Interest expense                                                      -              (2,192)
   Loss on sale of property and equipment                                -             (27,532)
                                                              ------------        ------------

OTHER INCOME NET                                                    54,908               5,899
                                                              ------------        ------------

Net loss before cumulative effect of a change
   in accounting practice                                       (2,777,695)         (1,324,274)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition               (1,407,589)                  -
                                                              ------------        ------------

NET LOSS                                                      $ (4,185,284)       $ (1,324,274)
                                                              ============        ============


Amounts per common share:
Net loss before cumulative effect of a change
   in accounting practice                                     ($      0.36)       ($      0.17)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition             ($      0.19)                  -
                                                              ------------        ------------


Net loss per common share (basic and diluted)                 ($      0.55)       ($      0.17)
                                                              ============        ============


Weighted average number of common
   shares outstanding                                            7,623,572           7,926,971
                                                              ============        ============


                See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                     --------------------------------
                                                                         2000                2001
                                                                     ------------        ------------
OPERATING ACTIVITIES:

Net loss                                                             $ (4,185,284)       $ (1,324,274)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                           193,902             206,124
   Amortization                                                           295,408             302,785
   Loss on disposal of property and equipment                                   -              27,532
   Stock compensation expense                                               7,693                   -
   Common stock issued in lieu of cash for advertising                    256,250                   -
   Changes in operating assets and liabilities:
      Accounts receivable                                                 543,474             277,389
      Notes receivable from officer                                             -                (306)
      Deposits                                                             (2,153)               (953)
      Deferred costs                                                     (138,615)             90,309
      Other current assets                                                 (1,688)             (1,897)
      Accounts payable                                                 (1,812,909)           (159,467)
      Accrued liabilities                                                (266,134)            (77,925)
      Deferred revenue                                                  1,723,133            (136,196)
                                                                     ------------        ------------
         Net cash used in operating activities                         (3,386,923)           (796,879)
                                                                     ------------        ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (153,698)            (19,356)
   Sales and maturities of investments                                  3,226,277           1,267,106
   Purchase of investments                                                      -            (186,652)
                                                                     ------------        ------------
      Net cash (used in) provided by investing activities               3,072,579           1,061,098
                                                                     ------------        ------------

FINANCING ACTIVITIES:
   Cost of issuing common stock in lieu of cash                           (11,229)                  -
                                                                     ------------        ------------
      Net cash (used in) provided by financing activities                 (11,229)                  -
                                                                     ------------        ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (325,573)            264,219

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                  1,641,157           1,272,256
                                                                     ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  1,315,584        $  1,536,475
                                                                     ============        ============


                       See accompanying notes.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

A.      THE COMPANY AND BASIS OF PRESENTATION

Crosswalk.com, Inc. (including its subsidiaries, "Crosswalk" or the "Company") is the creator of its Website www.crosswalk.comTM ("crosswalk.com"), which the Company believes is the premier portal site for the online Christian and family-friendly community, with a focus on "the intersection of faith and life", covering a growing spectrum of everyday life within a Christian context. Crosswalk.com offers to registered users and visitors, content channels focused on entertainment, money, family living, teens, homeschooling, news, women, spiritual life, sports, travel and classifieds; and services ranging from Internet safety, and "mycrosswalk" customized start pages to online shopping, family-friendly movie reviews, bible study, greeting cards, games, chat, forums, local events, music, free email and more. Crosswalk also provides email subscription service to send information to over 800,000 opt-in email addresses.

The Company's business includes the development and aggregation of Internet content and services, which it believes are conducive to the online Christian and family-friendly community. The Company sells advertising in this venue and generates royalty sales from products sold through affiliate vendors linked with crosswalk.com. The Company intends to build traffic and visitors to crosswalk.com through efficient marketing and product development activities, with the goal of building market awareness and acceptance of its product, which it believes will result in revenue growth and profitability. The Company operates in one business segment.

The accompanying unaudited financial statements as of March 31, 2001 and 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

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

Cash equivalents - Cash and cash equivalents include cash and investments with current maturities of three months or less from the date of the balance sheet.

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

Revenue recognition - As of January 1, 2000, the Company's revenues were primarily derived from the sale of banner advertising. Advertising revenues are recognized in the period in which the advertisement is displayed and collection of the resulting receivable is probable.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's revenue model prior to January 1, 2000 included significant revenues from third party sponsorships for prime Website exposure in which the Company recognized nonrefundable revenue upon completing the integration of a sponsor's web based material onto the Crosswalk.com site. The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000, to recognize such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the quarter ended March 31, 2000, the impact of the change in accounting was to increase net loss by $1.0 million ($0.13 per share); comprised of the $1.4 million ($0.19 per share) cumulative effect of the change as described above, net of $.4 million ($0.06 per share) of the related deferred revenue which was recognized as revenue during the quarter. During the quarter ended March 31, 2001, the impact of the change in accounting was to decrease net loss by $76,118, or $0.01 per share.

Barter transactions, amounting to approximately six percent of revenues for the quarter ended March 31, 2001, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions. Barter transactions consist of providing web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

Comprehensive income - Comprehensive income is defined as the change in equity of a business enterprise during a period, from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the three months ended March 31, 2001 and 2000, the Company's comprehensive loss was $1,317,880 and $4,197,111, respectively.

Deferred costs - Deferred costs at March 31, 2001 consisted of content fees, conference fees, insurance costs, software maintenance, investor relations and license fees and deferred barter costs associated with revenue deferred pursuant to compliance with SEC Staff Accounting Bulletin No. 101. The software maintenance and license fees are ratably expensed over the life of the maintenance and license agreements. The content, conference and investor relations fees are charged to expense once the services associated with these fees have been delivered to the Company. Insurance costs are ratably expensed over the life of the policy for which premiums have been paid. The barter costs are recognized as services are rendered.

Derivative instruments and hedging activities - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No. 133."

These rules require that all derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. The Company adopted SFAS No. 133 on January 1, 2001. Management believes that the adoption of this standard has no material effect on the Company's financial position or results of operations.

Reclassifications - Certain balances have been reclassified to conform to the current period presentation.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

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

Securities available-for-sale in the accompanying balance sheet at March 31, 2001 total $660,005 that includes $178,060 in Cash and Cash Equivalents having current maturities of three months or less. The Company has recorded an unrealized gain of $7,237 and no unrealized loss as of March 31, 2001. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of March 31, 2001, are as follows:

                                                                   Gross Unrealized  Gross Unrealized
                                     Market Value     Cost Basis          Gains          (Losses)
                                     ----------       ----------       ----------       ----------

U.S. Govt. Debt Securities           $  583,872       $  576,824       $    7,048       $      ---

Municipal Debt Securities                15,615           15,577               38              ---

Corporate Debt Securities                60,518           60,367              151              ---
                                     ----------       ----------       ----------       ----------
Total at March 31, 2001              $  660,005       $  652,768       $    7,237       $      ---
                                     ==========       ==========       ==========       ==========

The Company recorded a net realized loss of $1,349 in the three months ended March 31, 2001.


D.      RELATED PARTY TRANSACTIONS

At March 31, 2001, the Company had a Note receivable from an officer of the Company totaling $22,417. The Company is accruing interest at the minimum federal statutory rate of the time of issuance of 5.7%. The due date was extended to July 31, 2001 with the same terms.


E.      NET LOSS PER COMMON SHARE

The following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                        For the Three Months
                                                           Ended March 31,
                                                           ---------------
                                                        2000                2001
                                                    ------------        ------------

Net loss (numerator)                                $ (4,185,284)       $ (1,324,274)
Weighted average shares (denominator)                  7,623,572           7,926,971

Basic net loss per share                            $      (0.55)       $      (0.17)
                                                    ------------        ------------

Dilutive shares (denominator)                          7,623,572           7,926,971
Diluted net loss per share                          $      (0.55)       $      (0.17)
                                                    ------------        ------------

As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128 "Earnings Per Share." Thus, 47,409 and 45,730 stock options and purchase warrants granted at below market prices outstanding in the three months ended March 31, 2000 and March 31, 2001, respectively, are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

F.      COMMITMENTS

In September 1999, the Company entered into a one-year Network Title Sponsorship Agreement ("Agreement") with The Christian Network, Inc., which includes "Praise on Pax" and "Worship on Pax." Under this Agreement, the Company was entitled to a national title sponsorship on "Praise on Pax" telecasts and a national corporate sponsorship on "Worship on Pax" telecasts. The Company also received advertising and promotional rights. The total cost for these sponsorship and advertising rights was $1,025,000, payable quarterly in cash or, at the Company's option, in shares of the Company's common stock having a fair market value equal to the required payment. The Company was also obligated to issue additional shares of common stock for each new member generated for Crosswalk.com as a result of these sponsorship and advertising arrangements, based on a valuation of $1.00 for each member generated. In February, April, July, and September 2000, respectively, 39,018, 52,196, 90,102, and 128,125 shares of Crosswalk common stock were issued for services rendered under this Agreement that terminated September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of crosswalk.com(TM), an interactive Website, which provides information and resources that the Company believes generally appeals to the Christian and family-friendly community. The information and resources are developed and made available, both by the Company, and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of online and offline advertising, and online sponsorship contracts ("Advertising/sponsorship sales"); select online retailing of Christian and family-friendly products (music, books, apparel, gifts, etc.) manufactured or developed by others, and referral fees from co-marketing relationships ("Retail sales"); and the provision of an array of Internet services ("Internet services"). In 2000, the Company abandoned the pursuit of sponsorship agreements, transitioning to an ad sales model. Thus sponsorship revenues generated in 2001 were in recognition of services provided under contracts signed prior to 2000. During the third quarter of 2000, the Company transitioned from online retail sales to an affiliate model that provides advertising and royalties to the Company for their products offered on crosswalk.com. This transition has enabled the Company, and its affiliated distributors, the opportunity to synergistically focus on core strengths, which the Company believes will generate better margins and provide a better experience for users. As a result of these developments, the Company's revenue mix between advertisers, sponsors, retail and Internet services has changed over the years.

During the first quarter ended March 31, 2001, the Company announced the implementation of a restructuring involving the consolidation of functions to the Chantilly, VA headquarters, implementation of more cost-effective means of generating content and further proficiency in utilizing viral marketing. This action resulted in staff reduction of fifteen, bringing total employment at that time to forty-nine. In addition, the restructuring also included the appointment of Scott Fehrenbacher as President, CEO and director, succeeding William Parker, effective as of January 11, 2001.

One of the key objectives of the Company is to operate on a cash flow positive basis. Management believes that there is potential that this objective may be achieved sometime in the fourth quarter of 2001. In order to execute on this objective, the Company must increase margins through generating growth in higher margin cash advertising revenue, create new revenue streams and continue focus on efficient delivery of content on crosswalk.com. Advertisers are organizations placing ads on crosswalk.com, for which Crosswalk.com is paid a flat fee or a fee per ad impression delivered. Sponsors are organizations that receive premiere positioning for their content on various areas of crosswalk.com and in effect become a "sponsor" of those areas, a service for which Crosswalk.com receives a fee. The Company has not accepted any new barter arrangements since 1999, but is committed to performing on those previously contracted. The progress of this transition is that barter revenue dropped to 6% for the first quarter of 2001, from 25% in the same period of 2000, and cash revenues generated from online ad sales grew by 165% for the first three months of 2001 over the same period of 2000. In the first quarter of 2001, the Company experienced its highest gross margin ever recorded of 68.2%, versus 51.0% in the first quarter of 2000 and 58.4% in the preceding fourth quarter of 2000.

In the first quarter of 2001, the Company continued its focus on maintaining consistent improvement in reducing the cash burn rate by making prudent expense reductions and evaluating economies of scale to streamline operations. By operating under this discipline, the Company reduced the monthly cash burn rate to $280,000 in the first quarter of 2001, down from $800,000 per month in the first quarter of 2000 and $365,000 per month in the fourth quarter of 2000.

One of the key contributors to the Company's ability to cost-efficiency in delivering content on crosswalk.com was the recently announced alliance with Christianity.com, the full-service Web network designed to bring technology solutions to the Christian community. They will become the primary Web content management and network infrastructure solution for Crosswalk.com. This partnership clarifies both companies' focus and their individual roles in the Christian Internet market and provides Crosswalk.com with a strategic partnership that the company believes will prove to efficiently meet the technology needs of its growing community for years to come.

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

The Company believes that these independently derived demographics will attract potential advertisers in recognizing that one of the most effective ways to reach the Christian and family-friendly niche is to advertise on crosswalk.com. The Company is actively seeking to generate strategic partnerships to enhance long-term revenue opportunities with quality organizations, thus limiting dependence on Internet companies for advertising on crosswalk.com. In the first quarter of 2001, the Company announced long-term advertising Agreements with Christian Book Distributors, the largest Christian retailer and Trinity College and Seminary, the largest Bible centered distance learning institution. In the first quarter 2001, online advertising grew 165% over the first quarter of 2000, and was flat to the seasonally peak fourth quarter of 2000.

The Company's progress in developing crosswalk.com is also evidenced by the growth in registered users and average monthly page views on crosswalk.com and email views. The number of active, registered users at the end of the quarter was reported at 1,396,868, which represents a growth of 9.8% over the 1,272,006 registered users reported at the end of 2000. In the future, Crosswalk.com plans to report and track unique visitors rather than registered users. Unique visitors are determined through analysis of visitor data in Web server files, and will provide a much more accurate and industry-comparative measurement. The Company believes that this reporting change will deliver statistics more relevant to its base and pipeline of advertising customers. Page views and email views are a measure of total pages viewed by visitors to crosswalk.com and the number of emails sent at the request of Crosswalk.com's constituents in a month. Average monthly page views tallied in the first quarter of 2001 increased 7.2% to 22,317,502, compared with 20,825,393 last quarter. Average monthly pageviews in the first quarter 2001 increased 20.6%, compared with 18,503,272 during the first quarter of 2000. Email views in the first quarter of 2001 remained at approximately 17.2 million as compared to the fourth quarter of 2000, due to the fact that the Company transitioned to a new and more reliable method of delivering this opt-in email traffic during the first quarter. The Company believes that this performance reflects the continued user loyalty. The opportunity for the Company to generate increasing revenues is largely predicated upon increasing this membership and traffic.

The Company has a limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving, and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of March 31, 2001, the Company had an accumulated deficit of $33,399,246.

The Company's expense levels are based in part on possible future revenues, of which there can be no assurance. The Company's ability to generate revenue from the commercial sale of advertising space on crosswalk.com is tied to its ability to generate traffic on the Website and emails, and the effectiveness of its sales staff. The Company plans to significantly increase its sales efforts, however a shortfall in revenues without commensurate reductions in cost, could have an immediate adverse impact on the Company's business, results of operations and financial condition. The Company expects to experience significant fluctuations in future quarterly operating results and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

The management and directors of Crosswalk.com are committed to removing doubt that Crosswalk.com will ever join the ranks of the insolvent. They are dedicated to the judicious use of cash, which will result in conservative growth estimates for revenues and cash flow. Accordingly, the Company is deferring any investments to initiate additional revenue streams, unless risk is shared through partnerships or until the goal of becoming cash flow positive is achieved. It is the Company's intention to develop a business that endures and to achieve this through prudent investing in our portal and constant attention to the bottom line.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No. 133."

These rules require the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not designed, as part of a hedging relationship, must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income, or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. The Company adopted SFAS No. 133 on January 01, 2001. Management believes that the adoption of this standard will have no material effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET LOSS

For the quarter ended March 31, 2001, the Company incurred a net loss of $1,324,274, as compared to a net loss before cumulative effect of a change in accounting practice of $2,777,695 the same quarter in 2000. The decreased loss before cumulative effect of a change in accounting practice for the first quarter of 2001 over the same period in 2000 was $1,453,421 (52%). It was due primarily to a decrease in operating expenses, cost of goods sold, and revenues. The decreased loss consisted of a $1,619,954 (44%) decrease in operating expenses excluding cost of goods sold for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, offset by a $49,009 (89%) decrease in other income, and a $117,524 (14%) decrease in gross margin.

The net loss after cumulative effect of a change in accounting practice for the quarter ended March 31, 2001 was $1,324,274 versus $4,185,284 for the same quarter in 2000. In the first quarter of 2000, the Company recorded a ($1,407,589) one-time adjustment in response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999. In this regard, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship contracts, to a more preferable method of deferral ratably over the term of the contract.

REVENUES

Total revenue for the first quarter 2001 of $1,064,305 was down 36% or $587,386 from the first quarter of 2000, due to the Company's phase out of an aggregate difference of $850,000 of barter and nonrecurring sponsorship deals, which represented 25% and 35% respectively of total revenue in the first quarter of 2000. The Company also discontinued unprofitable direct retail sales in the third quarter of 2000. This contributes to about $125,000 of the quarterly year on year revenue reduction. However, as a result of these management initiatives, the Company experienced its highest gross margin ever recorded of 68.2%, versus 51.0% in the first quarter of 2000 and 58.4% in the preceding fourth quarter of 2000.

Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet websites, amounted to six percent of the revenue earned in the first quarter of 2001. This compared to twenty-five percent of revenue in the first quarter of 2000. Advertising/sponsorship sales decreased because of a significant reduction in the low margin, high dollar sponsorship revenue, and a significant reduction in barter revenue, due to the Company's growing emphasis on leveraging content and attracting advertisers to the loyal niche that Crosswalk.com serves.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred revenue recorded in the first quarter of 2000 was $590,692 versus $136,387 recorded in the first quarter of 2001, a reduction of $454,305 or 77%. Total revenue in the first quarter of 2000 and 2001 would have been $1,060,999 and $927,918 respectively net of the impact of this change in accounting method. Gross margin in the first quarter of 2000, would have been reduced by $380,635 or 45% to $462,335, representing a 43.5% gross margin net of the impact of this change in accounting method. In the first quarter 2001, gross margin would have been reduced by $76,118 or 10% to $649,328, representing a 70.0% gross margin net of the impact of this change in accounting method.

The Company's emphasis going forward will be on leveraging what the Company believes is content which is engaging to its niche, the personal experiences shared on crosswalk.com, and the great affinity of crosswalk visitors and the Christian community. The market share potential for the Company has changed significantly over the last year, with the dissolution of several competitive Websites and partnerships the Company has with the few remaining sizeable Websites serving the Christian and family-friendly niche. The Company hopes to also leverage this market position through additional strategic relationships and long-term advertising agreements. With continued growth in site traffic, and strategic alliances, improved market position, and successful viral marketing campaigns, the Company hopes to achieve continued progress in generating quality advertising revenues.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of costs related to the integration of client content on crosswalk.com; retailing Christian interest products on crosswalk.com; and, the provision of Internet services was $338,859 and $808,721 for the quarters ended March 31, 2001 and 2000, respectively. The Company's gross margin for the quarter ended March 31, 2001 increased to 68% from 51% for the same period in 2000. This increase is due primarily to the decrease in barter transactions, which accounted for 6% of revenues in the quarter ended March 31, 2001 versus 25% in the same period in 2000; a decrease in accepting low margin, high dollar sponsorship deals; and curtailed low margin direct retail activities.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred cost recorded in the first quarter of 2000 was $210,057 versus $60,268 recorded in the first quarter of 2001, a reduction of $149,789 or 71%. Total cost of goods and services in the first quarter of 2000 and 2001 would have been $598,664 and $278,591 respectively net of the impact of this change in accounting method. Gross margin in the first quarter of 2000, would have been reduced by $380,635 or 47% to $462,335, representing a 43.5% gross margin net of the impact of this change in accounting method. In the first quarter 2001, gross margin would have been reduced by $76,118 or 22% to $649,328, representing a 70.0% gross margin net of the impact of this change in accounting method.

CROSSWALK OPERATIONS

Crosswalk operations expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for the Company's interactive Website (crosswalk.com), decreased to $901,896 for the quarter ended March 31, 2001, as compared to $1,599,704 for the same period in 2000. The 44% ($697,808) decrease in cost of Crosswalk operations was due primarily to reduction in staffing. Other expenses included in this category of content expenses, software license and maintenance charges, consulting expenses and various other staff related costs such as travel and office supplies, accounted for approximately 10% of the overall reduction.

SALES AND MARKETING

In the first quarter of 2001, sales and marketing expenses decreased to $418,906 as compared to $1,241,097 for the same period in 2000. Sales and marketing expenses decreased 66% ($822,191) largely due to maximizing efficient methods of corporate marketing. The Company was able to increase the number of register users and Website traffic through efficient viral marketing, instead of the expensive cross-media marketing campaign that the Company engaged in earlier.

GENERAL AND ADMINISTRATIVE

The Company decreased its general & administrative costs in the first quarter of 2001, to $734,817 from $834,772 in the first quarter of 2000. This 12% decrease ($99,955) is mostly due to reductions ($71,862) in facility related expenses commensurate with the Company's consolidation to the Chantilly, VA office. Third party administrative expenses related to legal, accounting and investor relations services were also reduced by $54,930 offset to an extent by the accrual of $30,000 for the dividend payable on Series "A" preferred shares which had not existed in the first quarter of 2000.

OTHER INCOME NET

Other income net consists of interest income that decreased 35% to $35,623 from $54,908 for the quarters ended March 31, 2001 and 2000, respectively. This $19,285 decrease is due to the use of investments for working capital. The remaining other income net for the first quarter ended March 31, 2001 consisted of $27,532 for realized loss on disposed property and equipment, and interest expense of $2,192 for costs associated with the capital leases, versus no costs in these areas for the same period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the quarters ending March 31, 2001 and 2000, net cash used in operating activities was $796,879 and $3,386,923 respectively. Net cash provided by investing activities was $1,061,098 for the first quarter of 2001, and $3,072,579 for the same period of 2000. There was no cash provided by or used in financing activities for the quarter ended March 31, 2001. Net cash used in financing activities for the quarter ended March 31, 2000 was $11,229.

The Company issued 80,000 shares of Series "A" preferred stock on September 29, 2000. The three-year Series "A" preferred Stock is convertible into 862,069 shares of common stock. This is the equivalent to $2.32 per common share, representing a 42.8% premium over the average closing price of Crosswalk's common stock for the five trading days preceding closing. The Series "A" preferred Stock also accrues a 6% dividend per annum.

The Company currently anticipates that its $1,804,200 working capital balance at March 31, 2001, consisting primarily of the proceeds from the sale of Series "A" preferred stock, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the remainder of 2001. However, the Company may seek to raise additional funds (1) in order to expand the overall marketing of crosswalk.com and to pursue potential leveraged joint marketing opportunities, (2) in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate, or (3) in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that current working capital will be sufficient to meet the Company's needs, or that additional financing will be available to the Company or will be available on acceptable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On Wednesday, May 2, 2001, the Company held its Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.

(b) The Board of Directors of Crosswalk set the number of directors constituting the Board at eleven. The Company's shareholders of record, as of the close of business on March 16, 2001, approved the election of the following seven individuals to the Company's Board of Directors, all of whom served as directors of the Company on the date of the meeting:

James G. Buick
Scott Fehrenbacher
Bruce E. Edgington
Clay T. Whitehead
Earl E. Gjelde
W.R. 'Max' Carey
Jon M. Morgan

Each director will hold office until the annual meeting of stockholders in the year 2002 or until his successor is duly elected and qualified. The Board of Directors intends to seek nominees to fill the remaining positions as soon as possible following the Annual Stockholder Meeting:

(c) The results of the vote on the election of nominees to the Company's Board of Directors was 7,203,998 shares voting for all members or 96.3% of the votes cast with 275,478 shares withholding on one or more of the directors up for election, and thus by plurality of the votes cast, the Board stands elected.

The Stockholders also approved the ratification of the selection of Ernst and Young LLP as the Company's independent accountants. The result of the election was 7,465,103 shares voting for the proposal, 8,149 shares voted against, 6,224 shares voted to abstain. Thus by majority of the votes cast, the selection of independent auditor was ratified.

(d) There were no settlements to report.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K


(a) EXHIBITS:

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
11              Computation of Earnings Per Share For the Three Month ended March 31, 2001


(b) Reports on Form 8-K

During the first quarter ended March 31, 2001, the Company filed a Form 8K with the Securities and Exchange Commission on January 11, 2001, recognizing that a press release had been issued, announcing the implementation of a Company restructuring. The restructuring involved the consolidation of functions to the Chantilly, VA headquarters, implementation of more cost-effective means of generating content and further proficiency in utilizing viral marketing. This action resulted in staff reduction of fifteen, bringing total employment at that time to forty-nine. In addition, the restructuring also included the appointment of Scott Fehrenbacher as President, CEO and director, succeeding William Parker, effective as of January 11, 2001. There was no dispute by Mr. Parker in this regard. Mr. Fehrenbacher was Vice President, Editor in Chief of Crosswalk.com. A copy of Crosswalk.com's press release announcing this change was attached and incorporated by reference into the report.

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CROSSWALK.COM, INC.



May 14, 2001                By: /s/ Scott Fehrenbacher
                                ----------------------
                                    Scott Fehrenbacher
                                    Chief Executive Officer and President




May 14, 2001                By: /s/ Gary A. Struzik
                                -------------------
                                    Gary A. Struzik, Chief Financial Officer and
                                    Secretary, Chief Accounting Officer


INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION                                                                      PAGE
------          -----------                                                                      ----
11              Computation of Earnings Per Share For the Three Months ended March 31, 2001        1