Form 10-Q
period 2001-06-30
CROSSWALK COM
filed 2001-08-14
CIK 1037599

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

(1) Yes X No


As of August 13, 2001 there were 7,959,721 shares of the Registrant's common stock outstanding.


                                                                                                       PAGE
                                                                                                       NUMBER
     PART I               FINANCIAL INFORMATION

     ITEM 1:     Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of December 31, 2000
                          and June 30, 2001.............................................                   3
                 Condensed Consolidated Statements of Operations for the three months
                          and six months ended June 30, 2000 and 2001...................                   4
                 Condensed Consolidated Statements of Cash Flows for the three months
                          and six months ended June 30, 2000 and 2001...................                   5
                 Notes to Condensed Consolidated Financial Statements...................                   6

     ITEM 2:     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations...........................                  10

     ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk.............                  18


     PART II              OTHER INFORMATION

     ITEM 1:     Legal Proceedings......................................................                  18

     ITEM 2:     Changes in Securities and Use of Proceeds..............................                  18

     ITEM 3:     Defaults Upon Senior Securities........................................                  18

     ITEM 4:     Submission of Matters to a Vote of Security Shareholders...............                  18

     ITEM 5:     Other Information......................................................                  19

     ITEM 6:     Exhibits and Reports on Form 8-K.......................................                  19

                 SIGNATURES and EXHIBITS................................................                  19

CROSSWALK.COM, INC. AND SUBSIDIARIES
BALANCE SHEET
                                                                                    December 31,                June 30
                                                                                        2000                     2001
                                                                                 --------------------     --------------------
                                                                                                              (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $         1,272,256       $        1,111,493
   Short-term investments                                                                    936,737                        -
   Accounts receivable including unbilled receivables of $54,646 and
      $61,063 December 31, 2000 and June 30, 2001, respectively                            1,200,591                1,203,540
   Deferred costs                                                                            356,842                  337,956
   Notes receivable from officers                                                             22,111                   40,186
   Other current assets                                                                       37,559                   22,718
                                                                                 --------------------     --------------------

        Total current assets                                                               3,826,096                2,715,893
                                                                                 --------------------     --------------------

LONG TERM INVESTMENTS                                                                        619,546                  179,957

PROPERTY AND EQUIPMENT, net                                                                1,452,311                  976,131

OTHER ASSETS:
   Deposits                                                                                   91,151                   87,472
   Deferred costs                                                                             64,083                      612
   Intangible assets, net                                                                  5,256,366                4,677,812
                                                                                 --------------------     --------------------

        Total other assets                                                                 5,411,600                4,765,896
                                                                                 --------------------     --------------------


TOTAL ASSETS                                                                     $        11,309,553      $         8,637,877
                                                                                 ====================     ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $           428,964      $           380,984
   Accrued liabilities                                                                       598,578                  594,766
   Deferred revenue                                                                          509,946                  321,183
                                                                                 --------------------     --------------------

        Total current liabilities                                                          1,537,488                1,296,933
                                                                                 --------------------     --------------------

OTHER LIABILITIES:
   Accounts payable                                                                          105,002                  116,773
   Deferred revenue                                                                          227,649                  139,206
   Other liabilities                                                                          78,415                   73,367

COMMITMENTS                                                                                        -                        -

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
        80,000 shares issued and outstanding at both
        December 31, 2000 and at June 30, 2001                                                    80                       80
   Common stock, $.01 par value, 20,000,000 shares authorized,
        7,926,971 and 7,959,721 shares issued and outstanding
        December 31, 2000 and at June 30, 2001, respectively                                  79,270                   79,597
   Common stock warrants                                                                     127,660                  127,660
   Additional paid-in capital, common stock                                               41,228,118               41,256,567
   Accumulated deficit                                                                   (32,074,972)             (34,453,857)
   Accumulated other comprehensive loss:
       Net unrealized loss on available-for-sale securities                                      843                    1,551
                                                                                 --------------------     --------------------

        Total stockholders' equity                                                         9,360,999                7,011,598
                                                                                 --------------------     --------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $        11,309,553      $         8,637,877
                                                                                 ====================     ====================


                             See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

                                                          For the Three Months                       For the Six Months
                                                             Ended June 30,                            Ended June 30,
                                                   =======================================   ====================================
                                                         2000                2001                  2000                2001
                                                   -----------------  --------------------   -----------------  -----------------

OPERATING REVENUES:
   Advertising/Sponsorship sales                    $     1,716,997    $        1,413,234     $     3,216,692    $     2,439,904
   Retail sales                                              84,789                 3,353             220,785             15,507
   Internet services                                         29,742                10,650              45,741             36,131
                                                   -----------------  --------------------   -----------------  -----------------

        Total operating revenues                          1,831,528             1,427,237           3,483,218          2,491,542
                                                   -----------------  --------------------   -----------------  -----------------

OPERATING EXPENSES:

   Cost of goods and services                               686,449               523,484           1,495,171            862,343
   Crosswalk operations                                   1,257,961               813,584           2,857,665          1,715,480
   Sales and marketing                                      772,879               423,922           2,013,976            842,828
   General and administrative                             1,193,089               702,284           2,027,861          1,437,101
                                                   -----------------  --------------------   -----------------  -----------------

        Total operating expenses                          3,910,378             2,463,274           8,394,673          4,857,752
                                                   -----------------  --------------------   -----------------  -----------------


LOSS FROM OPERATIONS                                     (2,078,850)           (1,036,037)         (4,911,455)        (2,366,210)

OTHER INCOME (EXPENSE):
   Interest income                                           63,724                21,393             118,632             57,016
   Interest expense                                            (435)               (2,390)               (435)            (4,582)
   Loss on sale of property and equipment                       257               (37,577)                257            (65,109)
                                                   -----------------  --------------------   -----------------  -----------------

        Total other income (expense)                         63,546               (18,574)            118,454             (12,675)
                                                   -----------------  --------------------   -----------------  -----------------


Net loss before cumulative effect of a change
   in accounting practice                           $    (2,015,304)   $       (1,054,611)    $    (4,793,001)   $    (2,378,885)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition                 -                     -          (1,407,589)                 -
                                                   -----------------  --------------------   -----------------  -----------------

NET LOSS                                            $    (2,015,304)   $       (1,054,611)    $    (6,200,590)   $    (2,378,885)
                                                   =================  ====================   =================  =================


Amounts per common share:
Net loss before cumulative effect of a change
   in accounting practice                           $        (0.26)   $            (0.13)     $        (0.62)    $         (0.30)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition                 -                     -              (0.19)                 -
                                                   -----------------  --------------------    ----------------  -----------------

Net loss per common share (basic and diluted)       $        (0.26)    $           (0.13)     $        (0.81)    $         (0.30)
                                                   =================  ====================    ================  =================



Weighted average number of common
   shares outstanding                                    7,703,005             7,943,312           7,663,288           7,935,186
                                                   =================  ====================    ================  =================


              See accompanying notes.

CROSSWALK.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the six Months
                                                                                             Ended June 30,
                                                                              =============================================
                                                                                     2000                     2001
                                                                              --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $      (6,200,590)      $       (2,378,885)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                                           379,245                  399,930
   Amortization of intangible assets                                                      590,817                  602,713
   Loss on disposal of property and equipment                                                (257)                  65,109
   Stock compensation expense                                                               7,693                        -
   Common stock issued in lieu of cash for advertising                                    532,750                        -
   Changes in operating assets and liabilities:
      Accounts receivable                                                                 879,134                   (2,949)
      Notes receivable from officers                                                       14,335                  (18,075)
      Deposits                                                                             42,879                    3,679
      Deferred costs                                                                     (465,769)                  82,357
      Other current assets                                                                     (2)                  14,841
      Accounts payable                                                                 (1,840,575)                 (36,209)
      Accrued liabilities                                                                (170,265)                  (8,860)
      Deferred revenue                                                                  1,209,996                 (277,206)
                                                                              --------------------     --------------------
         Net cash used in operating activities                                         (5,020,609)              (1,553,555)
                                                                              --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (264,887)                 (13,018)
   Sales and maturities of investments                                                  4,900,017                1,377,034
   Purchases of investments                                                                    -                        -
                                                                              --------------------     --------------------
      Net cash (used in) provided by investing activities                               4,635,130                1,364,016
                                                                              --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and warrants                                 52,784                   28,776
   Cost of issuing common stock in lieu of cash                                           (11,229)                      -
                                                                              --------------------     --------------------
      Net cash provided by financing activities                                            41,555                   28,776
                                                                              --------------------     --------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (343,924)                (160,763)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                    1,641,157                1,272,256
                                                                              --------------------     --------------------


CASH AND CASH EQUIVALENTS, END OF YEAR                                          $       1,297,233       $        1,111,493
                                                                              ====================     ====================



See accompanying notes.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001


A.       THE COMPANY AND BASIS OF PRESENTATION

Crosswalk.com, Inc. (including its subsidiaries, "Crosswalk" or the "Company") is the creator of its Website www.crosswalk.com(TM) ("crosswalk.com"), which the Company believes is the premier portal site for the online Christian and family-friendly community, with a focus on "the intersection of faith and life", covering a growing spectrum of everyday life within a Christian context. Crosswalk.com offers content channels focused on entertainment, money, family living, teens, homeschooling, news, women, spiritual life, sports, travel and classifieds; and services ranging from safety, shopping, family-friendly movie reviews, bible study, greeting cards, games, chat, forums, local events, music, free email and more. Crosswalk also provides email subscription service to send information to over 800,000 opt-in email addresses.

The Company's business includes the development and aggregation of content and services, which it believes are conducive to the online Christian and family-friendly community. The Company sells advertising in this venue and generates royalty sales from products sold through affiliate vendors linked with crosswalk.com. The Company intends to build traffic and visitors to crosswalk.com through efficient marketing and product development activities, with the goal of building market awareness and acceptance of its product, which it believes will result in revenue growth and profitability. The Company operates in one business segment.

The Company has prepared the accompanying unaudited financial statements as of June 30, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

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

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001



B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's revenue model prior to January 1, 2000 included significant revenues from third party sponsorships for prime Website exposure in which the Company recognized nonrefundable revenue upon completing the integration of a sponsor's web based material onto the Crosswalk.com site. The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000, to recognize such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the quarter ended March 31, 2000, the impact of the change in accounting was to increase net loss by $1.0 million ($0.13 per share); comprised of the $1.4 million ($0.19 per share) cumulative effect of the change as described above, net of $.4 million ($0.06 per share) of the related deferred revenue which was recognized as revenue during the quarter. The impact of the change in accounting for the six months and three months ended June 30, 2001 was to decrease net loss by $ 138,903 or $0.02 per share, and $62,785 or $0.01 per share, respectively. The impact of the change in accounting for the six months and three months ended June 30, 2000 was to decrease net loss by $ 686,549 or $0.09 per share, and $305,914 or $0.04 per share, respectively.

Barter transactions, amounting to less than five percent of revenues for the quarter ended June 30, 2001, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions. Barter transactions consist of providing web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

Comprehensive income - Comprehensive income is defined as the change in equity of a business enterprise during a period, from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the six months ended June 30, 2001 and 2000, the Company's comprehensive loss was $2,378,177 and $6,230,945, respectively.

Deferred costs - Deferred costs at June 30, 2001 consisted of content fees, conference fees, insurance costs, software maintenance, investor relations, license fees, and deferred barter costs associated with revenue deferred pursuant to compliance with SEC Staff Accounting Bulletin No. 101. The software maintenance and license fees are ratably expensed over the life of the maintenance and license agreements. The content, conference, and investor relation fees are charged to expense once the services associated with these fees have been delivered to the Company. Insurance costs are ratably expensed over the life of the policy for which premiums have been paid. The barter costs are recognized as services are rendered.

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

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Securities available-for-sale in the accompanying balance sheet at June 30, 2001 total $384,223 that includes $204,266 in Cash and Cash Equivalents having current maturities of three months or less. The Company has recorded an unrealized gain of $1,551 and no unrealized loss as of June 30, 2001. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of June 30, 2001, are as follows:

                                                                              Gross Unrealized     Gross Unrealized
                                     Market Value           Cost Basis             Gains                (Losses)
                                     ------------           ----------             -----                -------
U.S. Govt. Debt Securities            $       332,501    $      331,179      $       1,322         $            ---
Municipal Debt Securities                      15,796            15,618                178                      ---
Corporate Debt Securities                      35,926            35,875                 51                      ---
                                       --------------    --------------      -------------         ----------------
Total at June 30, 2001                $       384,223    $      382,672      $       1,551         $            ---
                                       ==============    ==============      =============         ================

The Company recorded a net realized loss of $1,349 and $4,575 in the three months and six months ended June 30, 2001.

D.       RELATED PARTY TRANSACTIONS

At June 30, 2001, the Company had a Note Receivable from an officer of the Company totaling $22,686. The Company is accruing interest at the minimum federal statutory rate of the time of issuance of 5.7%. The due date was extended to July 31, 2001 with the same terms. The Company is pursuing payment and expects to liquidate this receivable in August 2001.

At June 30, 2001, the Company had an Advance Due from an Officer of the Company in the amount of $17,500. The Company expects to receive payment in full before December 31, 2001, and considers this advance to be a short-term receivable.

E.       NET LOSS PER COMMON SHARE

The following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                  For the Three Months                      For the Six Months
                                                     Ended June 30,                            Ended June 30,
                                                     ---------------                           --------------
                                               2000                 2001                 2000                 2001
                                               ----                 ----                 ----                 ----
Net loss (numerator)                        $(2,015,304)         $ (1,054,611)        $ (6,200,590)        $ (2,378,885)
Weighted average shares (denominator)         7,703,005             7,943,312            7,663,288            7,935,186

Basic net loss per share                    $     (0.26)         $      (0.13)        $      (0.81)        $      (0.30)
                                             ----------           -----------          -----------          -----------

Dilutive shares (denominator)                 7,703,005             7,943,312            7,663,288            7,935,186
Diluted net loss per share                  $     (0.26)         $      (0.13)        $      (0.81)        $      (0.30)
                                             ----------           -----------          -----------          -----------

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001


E.       NET LOSS PER COMMON SHARE  (CONTINUED)

As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128 "Earnings Per Share." Thus, 45,730 stock options and purchase warrants granted at below market prices outstanding, for both the six months ended June 30, 2000 and June 30, 2001, are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

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

G.       SUBSEQUENT EVENTS

On June 16, 2001, the Board of Directors of Crosswalk.com appointed Eric Oliver as a director of Crosswalk.com. Since 1998, Mr. Oliver is a General Partner and lead investment officer for the Softvest L.P. investment fund, and is President of Softsearch Investment, L.P. Also he is currently President of Midland Map Company, an oil and gas ownership map company for the Permian Basin. From 1995 to 1997, Mr. Oliver was President of the Autofuel Company, a retail/wholesale gasoline distributor. Mr. Oliver currently serves on the Board of Directors of the First National Bank of Midland.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of crosswalk.com(TM), an interactive Website, which provides information and resources that the Company believes generally appeals to the Christian and family-friendly community. The information and resources are developed and made available, both by the Company, and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues primarily through the sale of online and offline advertising and sponsorship contracts ("Advertising/sponsorship sales"); select online retailing of Christian and family-friendly products (music, books, apparel, gifts, etc.) manufactured or developed by others, and referral fees from co-marketing relationships ("Retail sales"); and the provision of an array of Internet services ("Internet services"). During the third quarter of 2000, the Company transitioned from online retail sales to an affiliate model that provides advertising and royalties to the Company for their products offered on crosswalk.com. This transition has enabled the Company, and its affiliated distributors, the opportunity to synergistically focus on core strengths, which the Company believes will generate better margins and provide a better experience for users. As a result of these developments, the Company's revenue mix between advertisers, sponsors, retail and Internet services has changed over the years.

One of the key objectives of the Company is to operate on a cash flow positive basis. Management believes that there is potential that this objective may be achieved sometime in the fourth quarter of 2001. In order to execute on this objective, the Company must increase margins through generating growth in higher margin cash advertising revenue, create new revenue streams and continue focus on efficient delivery of content on crosswalk.com. Advertisers are organizations placing ads on crosswalk.com, for which Crosswalk.com is paid a flat fee or a fee per ad impression delivered. Sponsors are organizations that receive premiere positioning for their content on various areas of crosswalk.com and in effect become a "sponsor" of those areas, a service for which Crosswalk.com receives a fee. The Company has not accepted any new barter arrangements since 1999, but is committed to performing on those previously contracted. The progress of this transition is that barter revenue dropped to below 5% for the second quarter of 2001, from 18% in the same period of 2000. In the second quarter of 2001, the Company continued to experience a higher gross margin of 63.3%, versus 62.5% in the second quarter of 2000 and 58.4% in the preceding fourth quarter of 2000.

In the second quarter of 2001, the Company continued its focus on maintaining consistent improvement in reducing the cash burn rate by generating growth in ad sales, making prudent expense reductions and evaluating economies of scale to streamline operations. By operating under this discipline, the Company reduced the monthly cash burn rate to $175,000 in the second quarter of 2001, down from $280,000 per month in the first quarter of 2001 and $365,000 per month in the fourth quarter of 2000.

One of the key contributing influences on the Company's ability to improve cost-efficiency in delivering content on crosswalk.com was the recently announced alliance with Starwire (formerly known as Christianity.com), the full-service Web network designed to bring technology solutions to the Christian community. They will become the primary Web content management and network infrastructure solution for Crosswalk.com. This partnership clarifies both companies' focus and their individual roles in the Christian Internet market and provides Crosswalk.com with a strategic partnership that the company believes will prove to efficiently meet the technology needs of its growing community for years to come.

Nielsen NetRatings continues to rank crosswalk.com as one of the top ten "Religion and Spirituality" Website based on time spent per person and highest number of visits per person. Advertising click-thru rates reported by Nielsen ranked higher than any site among the Web's 10 largest advertising venues and more than twice as high as averages for the Top 10, 25, and 50 advertising supported sites. In addition, The netScore Buying Power Index (BPI) report for May 2001 ranks Crosswalk.com as the number one Internet portal in terms of BPI, which gauges the value of visitors to a Web site based on the dollars these visitors spend across all sites on the Internet. With a BPI of 177, Crosswalk.com rates above other popular portals such as Yahoo (125), America Online (140), and Altavista (143). The netScore BPI report is compiled by Diameter, a division of DoubleClick, Inc and comScore Networks, Inc. The number one rating serves as a confirmation of the already-recognized loyal audience unique to Crosswalk.com.

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

The Company believes that these independently derived demographics will attract potential advertisers in recognizing that one of the most effective ways to reach the Christian and family-friendly niche is to advertise on crosswalk.com. The Company is actively seeking to generate strategic partnerships to enhance long-term revenue opportunities with quality organizations, thus limiting dependence on Internet companies for advertising on crosswalk.com. In the second quarter of 2001, the Company signed World Vision, the world's largest, privately funded, Christian relief and development organization to a comprehensive advertising package including vertical banners, fixed ad slot position on the Crosswalk.com homepage, e-mail newsletter sponsorship, and the new direct e-mail product. In addition, ads for the NBC TV series "Kristin", the U.S. Navy, and many colleges and universities, were added to crosswalk.com. In the second quarter 2001, online advertising, excluding Sponsorships, grew 71% over the second quarter of 2000 and 32% over the first quarter of 2001.

The opportunity for the Company to generate increasing revenues is largely predicated upon the ability to maintain quality traffic on crosswalk.com and to create new revenue streams through providing low cost value added services to its loyal users. Therefore, the Company monitors and discloses statistics as to the average monthly unique visitors, average monthly page views on crosswalk.com and email views. The Company believes that reporting unique visitors instead of registered users will provide a much more accurate, and industry-comparative measurement. Unique visitors are determined through analysis of visitor data in Web server files. For the second quarter of 2001 there were 3,537,684 unique visitors on crosswalk.com. Page views and email views are a measure of total pages viewed by visitors to crosswalk.com and the number of emails sent at the request of Crosswalk.com's constituents in a month. Average monthly pageviews for the second quarter were down 8.4% to 22,317,502 from the first quarter of 2001, and average monthly e-mail newsletter impressions for the second quarter 2001 were down 7% to 29,237,861 from 31,446,610 in the first quarter of 2001, all reflecting a predictable one-month traffic slide as a result of the significant resource allocation to the successful Starwire infrastructure transition launched in July. Editorial and technical staffs were immersed in this massive effort, which commanded much of their time at the end of the quarter. Over the year, average monthly pageviews were up 10%, compared with 18,571,764 during the second quarter of last year.

The Company has a relatively limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in rapidly evolving markets, such as the Internet. The market for the Company's services and products has only very recently begun to develop, is rapidly evolving, and is potentially sensitive to trends in the advertising market. As a result, the Company's mix of services and products has and may in the future, continue to undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of June 30, 2001, the Company had an accumulated deficit of $34,453,857.

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

The management and directors of Crosswalk.com are committed to removing any concern that Crosswalk.com might join the ranks of the insolvent. They are dedicated to the judicious use of cash, which will result in conservative growth estimates for revenues and cash flow. Accordingly, the Company is deferring any investments to initiate additional revenue streams, unless risk is shared through partnerships or until the goal of becoming cash flow positive is achieved. It is the Company's intention to develop a business that endures and to achieve this through prudent investing in our portal and constant attention to the bottom line.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to affect the amounts the Company records to amortize its intangibles. During 2002, the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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


RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET LOSS

For the six months ended June 30, 2001, the Company incurred a net loss before cumulative effect of a change in accounting practice of $2,378,885, as compared to $4,793,001 for the same period ended June 30, 2000. After the cumulative effect of a change in accounting practice, the net loss for the six-month period ended June 30, 2000 was $6,200,590. In the first quarter of 2000, the Company booked a ($1,407,589) one-time adjustment in response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999. In this regard, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. The decrease in loss before cumulative effect of a change in accounting practice for the first six months of 2001 over the first six months of 2000 was $2,414,116 (50%). It was due primarily to a major decrease in operating expenses, offset by a small decrease in total revenues. The decrease in loss consisted of a $2,904,093 (42%) decrease in operating expenses excluding cost of goods sold for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, and a $991,676 (28%) decrease in total revenue.

REVENUES

Total revenue for the first six months of 2001 was $2,491,542, down $991,676 (28%) from the same period in 2000. The $2,491,542 revenue earned in the first six months of 2001 consisted of $2,439,904 from advertising/sponsorships sales, $15,507 from retail sales, and $36,131 from internet services, while in the first six months of 2000, the $3,483,218 revenue earned consisted of $3,216,692 from advertising/sponsorships sales, $220,785 from retail sales, and $45,741 from internet services. The year on year change in advertising/sponsorship sales was a 24% ($776,788) decrease in 2001 from 2000, due to the Company's continued phase out of an aggregate difference of $603,390 for barter deals, representing 5% and 21% respectively of total revenue for the first six months of 2001 and 2000. This decrease was offset by the growth in the Company's core focus, online and E-mail advertising sales, a component of advertising/sponsorships sales. For the first six months of 2001, online and E-mail advertising grew 104% to $1,546,922 from $757,194 in the same period of 2000.

The year on year change for Retail sales was a 93% ($205,278) decrease in 2001 from 2000 since the Company significantly curtailed the unprofitable direct retail sales in the third quarter of 2000. For internet services revenue, the year on year change was a decrease of 21% ($9,610) in 2001 from 2000 due to the emphasis being placed on advertising and away from various internet services for the Company's clients. The result of these management initiatives showed an increase in gross margin to 65.4% in the first six months of 2001 versus 57.1% the same period in 2000.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, in the first six months of 2001, the amount of revenue recorded that was previously deferred totaled $259,441 versus $1,072,875 for the same period in 2000, a reduction of $813,434 or 76%. Total revenue in the first six months of 2001 and 2000 would have been $2,232,101 and $2,410,343, respectively net of the impact of this change in accounting method. Gross margin in the first six months of 2001 would have been reduced by $138,905 or 9% to $1,490,294, and overall gross margin increases to 66.8% net of the impact of this change in accounting method. In the first six months of 2000, the gross margin would have been reduced by $686,549 or 34.5% to $1,301,498, representing an overall decrease to a 54% gross margin net of the impact of this change in accounting method.

The Company's emphasis going forward will be on leveraging what the Company believes is robust content important to its niche, and the great affinity of crosswalk visitors and the Christian, family-friendly community. This involves increasing the number of advertisers, and focusing on strategic relationships that profitably enhance the Company's ability to deliver quality services and content. With continued growth in site traffic, service enhancements, and successful viral marketing campaigns, the Company hopes to achieve continued progress in these revenue streams.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of commissions and other costs related to delivery of client online content and offline advertising products; retailing Christian interest products on crosswalk.com; and, the provision of internet services was $862,343 and $1,495,171 for the six months ended June 30, 2001 and 2000, respectively. The Company's gross margin for the six months ended June 30, 2001 increased to 65.4% from 57.1% for the same period in 2000. This increase is due primarily to the decrease in barter transactions that accounted for less than 5% of revenues in the six months ended June 30, 2001 versus 21% in the same period in 2000; the decrease as planned in low margin, high dollar sponsorship deals; and significantly curtailed low margin direct retail activities.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred cost recorded in the first six months of 2001 was $120,536 versus $386,326 recorded in the first six months of 2000, a reduction of $265,790 or 69%. Total cost of goods and services in the first six months of 2001 and 2000 would have been $741,807 and $1,108,845 respectively net of the impact of this change in accounting method. Gross margin in the first six months of 2001 would have been reduced by $138,905 or

9% to $1,490,294, and overall gross margin would have increased to 66.8% net of the impact of this change in accounting method. In the first six months of 2000, the gross margin would have been reduced by $686,549 or 34.5% to $1,301,498, representing an overall decrease to a 54% gross margin net of the impact of this change in accounting method.

CROSSWALK OPERATIONS

Crosswalk operations expenses, consisting primarily of costs related to the Company's development, maintenance, content and enhancements for crosswalk.com, decreased to $1,715,480 for the six months ended June 30, 2001, as compared to $2,857,665 for the same period in 2000. The 40% ($1,142,185) decrease in cost of Crosswalk operations was due primarily to the reduction in staffing.


SALES AND MARKETING

In the first six months of 2001, sales and marketing expenses decreased to $842,828 from $2,013,976 for the same period in 2000. This 58% ($1,171,148)
decrease was largely due to maximizing efficient methods of corporate marketing. The Company increased the number of unique visitors and Website traffic through efficient viral marketing, instead of the expensive cross-media marketing campaigns that the Company utilized in the prior year.

GENERAL AND ADMINISTRATIVE

The Company decreased its general & administrative costs in the first six months of 2001 to $1,437,101 from $2,027,861 in the first six months of 2000. This 29% ($590,760) decrease was due to $65,000 reduction in facility related expenses commensurate with the Company's consolidation to the Chantilly, VA office; third party administrative expenses related to investor relations' services were reduced by $58,231; and $420,882 in other costs covering bad debt expense provision, offset to an extent by the accrual of $60,000 for the dividends payable on Series "A" preferred shares which had not existed in the first six months of 2000.

OTHER INCOME NET

Other income net in the first six months of 2001 decreased to a loss of $12,675, down from income of $118,454 for the same period in 2000. Interest income decreased 52% to $57,016 from $118,632 for the first six months ended June 30, 2001 and 2000, respectively. This $61,616 decrease is due to the use of investments for business operations. Interest expense increased to $4,582 from $435 in 2000, due to costs associated with capital leases. In addition, as part of the Company's facility consolidation efforts, the Company disposed of a net $65,109 in the first six months of 2001.


THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

NET LOSS

For the quarter ended June 30, 2001, the Company incurred a net loss of $1,054,611, as compared to a net loss of $2,015,304 the same quarter in 2000. The decreased loss for the second quarter of 2001 over the same period in 2000 was $960,693 (48%). This was the result of an across the board decrease in all four expense categories (cost of goods sold, crosswalk operations, sales and marketing, and general and administrative), combined with a smaller decline in total revenues.

The decreased loss for the quarter ended June 30, 2001 versus June 30, 2000 consisted of a $162,965 (24%) decrease in cost of goods sold; a $444,377 (35%) decrease in crosswalk operations; a $348,957 (45%) decrease in sales and marketing; a $490,805 (41%) decrease in general and administrative expenses; and offset by a $404,291 (22%) decrease in total revenues; a $82,120 (129%) decrease in other net income, and a $241,326 (21%) increase in gross margin.

REVENUES

Total revenue for the quarter ending June 30, 2001 was $1,427,237 down 22% ($404,291) from the same period in 2000. The 18% ($303,763) decrease in advertising/sponsorship sales for the second quarter 2001 over 2000 resulted from a significant reduction of $523,092 (81%) in barter and the change in accounting practice revenue recognition. Also in the category of advertising/sponsorship sales is our online and E-mail advertising component, which increased to $879,147 in the second quarter of 2001, and represented a 74% ($374,402) improvement from the $504,745 recorded in the second quarter of 2000.

The Company also significantly curtailed the unprofitable direct retail sales in the third quarter of 2000. This contributed $81,436 to the quarterly year on year revenue reduction. As a result of these management initiatives, the Company's gross margin in the second quarter of 2001 increased to 63.3% from 62.5% in the second quarter of 2000.

Barter agreements which allow for the exchange of goods and services such as advertising, marketing, and content services on the Company's and the customer's Internet websites, amounted to less than five percent of the revenue earned in the second quarter of 2001, due to the Company's growing emphasis on leveraging content and attracting advertisers to the loyal niche that Crosswalk.com serves. This compared to eighteen percent of revenue in the second quarter of 2000.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred revenue recorded in the second quarter of 2001 was $123,054 versus $482,183 recorded in the second quarter of 2000, a reduction of $359,129 or 74%.

Total revenue in the second quarter of 2001 and 2000 would have been $1,304,183 and $1,349,345 respectively net of the impact of this change in accounting method. Gross margin in the second quarter of 2001, would have been reduced by $62,786 or 7% to $840,967, and overall gross margin would have increased to 64.5% gross margin net of the impact of this change in accounting method. In the second quarter 2000, gross margin would have been reduced by $305,914 or 27% to $839,165, representing an overall decrease to a 62.2% gross margin net of the impact of this change in accounting method.

The Company's emphasis going forward will be on leveraging what the Company believes is content which is engaging to its niche, the personal experiences shared on crosswalk.com, and the great affinity of crosswalk visitors and the Christian community. The market share potential for the Company has changed significantly over the last year, with the dissolution of several competitive Websites and partnerships the Company has with the few remaining sizeable Websites serving the Christian and family-friendly niche. The Company hopes to also leverage this market position through additional strategic relationships and long-term advertising agreements. With continued growth in site traffic, and strategic alliances, improved market position, and successful viral marketing campaigns, the Company hopes to achieve continued progress in generating quality-advertising revenues.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of commissions and other costs related to delivery of client online content and offline advertising products; retailing Christian interest products on crosswalk.com; and, the provision of Internet services was $523,484 and $686,449 for the quarters ended June 30, 2001 and 2000, respectively. The Company's gross margin for the quarter ended June 30, 2001 increased to 63.3% from 62.5% for the same period in 2000. This increase is due primarily to the decrease in barter transactions, which accounted for less than 5% of revenues in the quarter ended June 30, 2001 versus 18% in the same period in 2000; a decrease in accepting low margin, high dollar sponsorship deals; and significantly curtailed low margin direct retail activities.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred cost recorded in the second quarter of 2001 was $60,268 versus $176,269 recorded in the second quarter of 2000, a reduction of $116,001 or 66%. Total cost of goods and services in the second quarter of 2001 and 2000 would have been $463,216 and $510,180 respectively net of the impact of this change in accounting method. Gross margin in the second quarter of 2001, would have been reduced by $62,786 or 7% to $840,967, and overall gross margin would have increased to 64.5% gross margin net of the impact of this change in accounting method. In the second quarter 2000, gross margin would have been reduced by $305,914 or 27% to $839,165, representing an overall decrease to a 62.2% gross margin net of the impact of this change in accounting method.

CROSSWALK OPERATIONS

Crosswalk operations expenses, consisting primarily of costs related to the Company's development, maintenance, content and enhancements for crosswalk.com, decreased to $813,584 for the quarter ended June 30, 2001, as compared to $1,257,961 for the same period in 2000. The 35% ($444,377) decrease in cost of Crosswalk operations was due primarily to reduction in staffing. Other expenses included in this category of content expenses, software license and maintenance charges, consulting expenses and various other staff related costs such as travel and office supplies, accounted for approximately 20% of the overall reduction.

SALES AND MARKETING

In the second quarter of 2001, sales and marketing expenses decreased to $423,922 as compared to $772,879 for the same period in 2000. Sales and marketing expenses decreased 45% ($348,957) largely due to maximizing efficient methods of corporate marketing. The Company was able to increase the number of unique visitors and Website traffic through efficient viral marketing, instead of the expensive cross-media marketing campaigns that the Company engaged in earlier.

GENERAL AND ADMINISTRATIVE

The Company decreased its general & administrative costs in the second quarter of 2001, to $702,284 from $1,193,089 in the second quarter of 2000. This 41% decrease ($490,805) is mostly due to a $424,673 decrease in provision of bad debt expense for 2001 from 2000. The remaining decrease resulted from reductions in facility related expenses commensurate with the Company's consolidation to the Chantilly, VA office; the elimination of two general and administrative staff positions; and some third party administrative expenses relating to legal, accounting and investor relations services, offset to an extent by the accrual of $30,000 for the dividend payable on Series "A" preferred shares that did not exist in the second quarter of 2000.

OTHER INCOME NET

Other income net consists of interest income that decreased 66% to $21,393 from $63,724 for the quarters ended June 30, 2001 and 2000, respectively. This $42,331 decrease was due to the use of investments for working capital. The remaining decrease in other income net for the quarters ended June 30, 2001 and 2000 consisted of $37,834 for realized loss on disposed idle or obsolete property and equipment, and interest expense of $1,955 for costs associated with the capital leases.

LIQUIDITY AND CAPITAL RESOURCES

During the quarters ending June 30, 2001 and 2000, net cash used in operating activities was $1,553,555 and $5,020,609 respectively. Net cash provided by investing activities was $1,364,016 for the second quarter of 2001, and $4,635,130 for the same period of 2000. Net cash provided by financing activities for the quarter ended June 30, 2001 and 2000 was $28,776 and $41,555, respectively.

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

The Company currently anticipates that its $1,418,960 working capital balance at June 30, 2001 will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the remainder of 2001. However, the Company may seek to raise additional funds (1) in order to expand the overall marketing of crosswalk.com and to pursue potential leveraged joint marketing opportunities, (2) in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate, or (3) in order that the Company may respond to increased demand or to take advantage of other unanticipated opportunities. There can be no assurance that current working capital will be sufficient to meet the Company's needs, or that additional financing will be available to the Company or will be available on acceptable terms.

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

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by multiple factors. Causes of such significant fluctuations may include, among other factors, demand for the Company's services; the number, timing and significance of new service announcements by the Company and its competitors; acceptance of its marketing initiatives; the ability of the Company to develop, market and introduce new and enhanced versions of its services on a timely basis; the level of product and price competition; changes in operating expenses; changes in service mix; changes in the Company's sales incentive strategy; and general economic factors.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None to report.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 13, 2001, the Company filed an Item 5 Form 8-K disclosing that Scott Fehrenbacher, President and Chief Executive Officer of Crosswalk.com, Inc. was named in criminal proceedings in Orange County Florida involving business matters with his former company prior to joining Crosswalk.com in 1998. The allegations, which do not involve Crosswalk.com, are related to a dispute with a former business competitor who was involved in purchasing Mr. Fehrenbacher's successful former business, but which apparently suffered losses since it's sale in 1998.

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

ITEM 5.  OTHER INFORMATION

None to Report.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
11                Computation of Earnings Per Share

(b) Reports on Form 8-K

On June 13, 2001, the Company filed an Item 5 Form 8-K disclosing that Scott Fehrenbacher, President and Chief Executive Officer of Crosswalk.com, Inc. was named in criminal proceedings in Orange County Florida involving business matters with his former company prior to joining Crosswalk.com in 1998. The allegations, which do not involve Crosswalk.com, are related to a dispute with a former business competitor who was involved in purchasing Mr. Fehrenbacher's successful former business, but which apparently suffered losses since it's sale in 1998.




                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CROSSWALK.COM, INC.



August 15, 2001               By: /s/ Scott Fehrenbacher
                                  ----------------------
                                      Scott Fehrenbacher
                                      Chief Executive Officer and President



August 15, 2001               By: /s/ Gary A. Struzik
                                  -------------------
                                      Gary A. Struzik, Chief Financial Officer
                                      and Secretary, Chief Accounting Officer


INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION                                                  PAGE
-------      -----------                                                  ----
11           Computation of Earnings Per Share                            1