Form 10-Q
period 2001-09-30
CROSSWALK COM
filed 2001-11-14
CIK 1037599

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 333-25937

                               Crosswalk.com, Inc.
                               -------------------
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

(1) Yes X   No

As of November 12, 2001 there were 7,959,721 and 80,000 shares of the Registrant's common stock and Series A preferred stock outstanding, respectively.
================================================================================

                                                                                               PAGE
                                                                                               NUMBER
     PART I               FINANCIAL INFORMATION

     ITEM 1:     Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of December 31, 2000
                          and September 30, 2001..........................................       3
                 Consolidated Statements of Operations for the three months
                          and nine months ended September 30, 2000 and 2001...............       4
                 Consolidated Statements of Cash Flows for the nine months
                          ended September 30, 2000 and 2001...............................       5
                 Notes to Consolidated Financial Statements...............................       6

     ITEM 2:     Management's Discussion and Analysis of Financial

                          Condition and Results of Operations.............................      10

     ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk...............      17

     PART II              OTHER INFORMATION

     ITEM 1:     Legal Proceedings........................................................      17

     ITEM 2:     Changes in Securities and Use of Proceeds................................      17

     ITEM 3:     Defaults Upon Senior Securities..........................................      17

     ITEM 4:     Submission of Matters to a Vote of Security Shareholders.................      18

     ITEM 5:     Other Information........................................................      18

     ITEM 6:     Exhibits and Reports on Form 8-K.........................................      18

                 SIGNATURES and EXHIBITS..................................................      18

                              CROSSWALK.COM, INC.
                                 BALANCE SHEET

                                                                                           December 31,           September 30,
                                                                                               2000                   2001
                                                                                     -------------------------------------------
                                                                                                                   (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                $ 1,272,256               $ 619,702
   Short-term investments                                                                       936,737                  15,639
   Accounts receivable including unbilled receivables of $54,646 and
      $53,313 at December 31, 2000 and September 30, 2001, respectively                       1,200,591                 815,276
   Deferred costs                                                                               356,842                 316,905
   Notes receivable from officers                                                                22,111                  17,500
   Other current assets                                                                          37,559                     831
                                                                                     -------------------------------------------

        Total current assets                                                                  3,826,096               1,785,853
                                                                                     -------------------------------------------

LONG TERM INVESTMENTS                                                                           619,546                 165,957

PROPERTY AND EQUIPMENT, net                                                                   1,452,311                 791,718

OTHER ASSETS:
   Deposits                                                                                      91,151                  89,073
   Deferred costs                                                                                64,083                     610
   Intangible assets, net                                                                     5,256,366               4,368,865
                                                                                     -------------------------------------------

        Total other assets                                                                    5,411,600               4,458,548
                                                                                     -------------------------------------------


TOTAL ASSETS                                                                               $ 11,309,553             $ 7,202,076
                                                                                     ===========================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                           $ 428,964               $ 399,017
   Accrued liabilities                                                                          598,578                 555,367
   Deferred revenue                                                                             509,946                 203,630
                                                                                     -------------------------------------------

        Total current liabilities                                                             1,537,488               1,158,014
                                                                                     -------------------------------------------

OTHER LIABILITIES:
   Accounts payable                                                                             105,002                 121,402
   Deferred revenue                                                                             227,649                 133,831
   Other liabilities                                                                             78,415                  56,396

COMMITMENTS                                                                                           -                       -

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized, 80,000 shares issued and outstanding at both

        December 31, 2000 and at September 30, 2001                                                  80                      80
   Common stock, $.01 par value, 20,000,000 shares authorized,
        7,926,971 and 7,959,721 shares issued and outstanding
        December 31, 2000 and at September 30, 2001, respectively                                79,270                  79,597
   Common stock warrants                                                                        127,660                 127,660
   Additional paid-in capital, common stock                                                  41,228,118              41,256,566
   Accumulated deficit                                                                      (32,074,972)            (35,735,918)
   Accumulated other comprehensive loss:
       Net unrealized gain on available-for-sale securities                                         843                   4,448
                                                                                     -------------------------------------------

        Total stockholders' equity                                                            9,360,999               5,732,433
                                                                                     -------------------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 11,309,553             $ 7,202,076
                                                                                     ===========================================





                             See accompanying notes.

CROSSWALK.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

                                                             For the Three Months                        For the Nine Months
                                                             Ended September 30,                         Ended September 30,
                                                 -------------------   ------------------     ------------------   -----------------
                                                        2000                  2001                   2000                 2001
                                                 -------------------   ------------------     ------------------   -----------------
TOTAL REVENUES                                            1,419,939              923,738              4,903,159           3,415,280

OPERATING EXPENSES:

   Cost of goods and services                               591,776              408,348              2,086,946           1,270,691
   Crosswalk operations                                   1,472,346              749,147              4,330,011           2,464,627
   Sales and marketing                                    1,029,937              397,397              3,043,914           1,240,225
   Amortization of Goodwill and Intangibles                 295,408              308,947                886,225             911,660
   General and administrative                               423,397              361,045              1,860,441           1,195,433
                                                 -------------------   ------------------     ------------------   -----------------

        Total operating expenses                          3,812,864            2,224,884             12,207,537           7,082,636


LOSS FROM OPERATIONS                                     (2,392,925)          (1,301,146)            (7,304,378)         (3,667,356)

OTHER INCOME NET                                              9,979               19,085                128,433               6,410

Net loss before cumulative effect of a change
   in accounting practice                                (2,382,946)          (1,282,061)            (7,175,945)         (3,660,946)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition                 -                    -             (1,407,589)                  -
                                                 -------------------   ------------------     ------------------   -----------------

NET LOSS                                                 (2,382,946)        (1,282,061)              (8,583,534)         (3,660,946)
                                                 ===================   ==================     ==================   =================


Amounts per common share:
Net loss before cumulative effect of a change
    in accounting practice                                  $ (0.31)             $ (0.16)               $ (0.93)            $ (0.46)

 Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition                 -                    -                  (0.18)                  -
                                                 -------------------   ------------------     ------------------   -----------------

Net loss per common share (basic and diluted)               $ (0.31)             $ (0.16)               $ (1.11)            $ (0.46)


Weighted average number of common
   shares outstanding                                     7,802,305            7,959,721              7,709,965           7,943,455
                                                 ===================   ==================     ==================   =================

                            See accompanying notes.

CROSSWALK.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                            ----------------------------------
                                                                            --------------      --------------
                                                                                  2000                 2001
OPERATING ACTIVITIES:

Net loss                                                                     $(8,583,534)         $(3,660,946)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                                  580,400              579,811
   Amortization                                                                  886,225              911,660
   Loss on disposal of property and equipment                                      8,692               65,240
   Stock compensation expense                                                      7,693                    -
   Common stock issued in lieu of cash for advertising                         1,045,249                    -
   Changes in operating assets and liabilities:

      Accounts receivable                                                      1,019,320              389,926
      Deposits                                                                    48,040                2,078
      Deferred costs                                                             (21,532)             103,410
      Other current assets                                                      (407,913)              36,728
      Accounts payable                                                        (1,591,848)             (13,547)
      Accrued liabilities                                                       (312,918)             (65,230)
      Deferred revenue                                                           896,572             (400,134)
                                                                            --------------      --------------
         Net cash used in operating activities                                (6,425,554)          (2,051,004)
                                                                            --------------      --------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (300,374)              (8,617)
   Sales and maturities of investments                                         5,834,183            1,564,943
   Purchase of investments                                                             -             (186,652)
                                                                            --------------      --------------
      Net cash provided by investing activities                                5,533,809            1,369,674
                                                                            --------------      --------------

FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock                               1,988,200                    -
   Net proceeds from issuance of common stock and warrants                        52,784               28,776
   Cost of issuing common stock in lieu of cash                                  (11,229)                   -
                                                                            --------------      --------------
      Net cash provided by financing activities                                2,029,755               28,776
                                                                            --------------      --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        1,138,010             (652,554)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                         1,641,157            1,272,256
                                                                            --------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 2,779,167            $ 619,702
                                                                            ==============      ==============

                             See accompanying notes.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001



A.       THE COMPANY AND BASIS OF PRESENTATION

Crosswalk.com, Inc. (including its subsidiaries, "Crosswalk" or the "Company") is the creator of its Website WWW.CROSSWALK.COM(TM) ("CROSSWALK.COM"), which the Company believes is the premier portal site for the online Christian and family-friendly community, with a focus on "the intersection of faith and life", covering a growing spectrum of everyday life within a Christian context. CROSSWALK.COM offers content channels focused on entertainment, money, family living, teens, homeschooling, news, women, spiritual life, sports, travel and classifieds; and services ranging from safety, shopping, family-friendly movie reviews, bible study, greeting cards, games, chat, forums, local events, music, free email and more. Crosswalk also provides email subscription service to send information to over 880,000 opt-in email addresses.

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

The Company has prepared the accompanying unaudited financial statements as of September 30, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

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

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001


B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company's revenue model prior to January 1, 2000 included significant revenues from third party sponsorships for prime Website exposure in which the Company recognized nonrefundable revenue upon completing the integration of a sponsor's web based material onto the Crosswalk.com site. The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000, to recognize such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the quarter ended March 31, 2000, the impact of the change in accounting was to increase net loss by $1.0 million ($0.13 per share); comprised of the $1.4 million ($0.19 per share) cumulative effect of the change as described above, net of $.4 million ($0.06 per share) of the related deferred revenue which was recognized as revenue during the quarter. The impact of the change in accounting for the nine months and three months ended September 30, 2001 was to decrease net loss by $198,563 or $0.025 per share, and $59,661 or $0.0075 per share, respectively. The impact of the change in accounting for the nine months and three months ended September 30, 2000 was to decrease net loss by $871,798 or $0.11 per share, and $185,250 or $0.02 per share, respectively.

Comprehensive income - Comprehensive income is defined as the change in equity of a business enterprise during a period, from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the nine months ended September 30, 2001 and 2000, the Company's comprehensive loss was $3,657,341 and $8,582,607, respectively.

Deferred costs - Deferred costs at September 30, 2001 consisted of contract costs, insurance costs, software maintenance, investor relations, license fees, and deferred barter costs associated with revenue deferred pursuant to compliance with SEC Staff Accounting Bulletin No. 101. The software maintenance and license fees are ratably expensed over the life of the maintenance and license agreements. The contract and investor relation fees are charged to expense once the services associated with these fees have been delivered to the Company. Insurance costs are ratably expensed over the life of the policy for which premiums have been paid. The barter costs are recognized as services are rendered.

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

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001


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

Securities available-for-sale in the accompanying balance sheet at September 30, 2001 total $181,596. The Company has recorded an unrealized gain of $4,448 and no unrealized loss as of September 30, 2001. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of September 30, 2001, are as follows:


                                                                             Gross Unrealized      Gross Unrealized
                                     Market Value          Cost Basis              Gains               (Losses)
                                     ------------          ----------           ----------             --------
U.S. Govt. Debt Securities           $    129,977          $  126,356           $    3,621             $   ---
Municipal Debt Securities                  15,639              15,384                  255                 ---
Corporate Debt Securities                  35,980              35,408                  572                 ---
                                     ------------          ----------           ----------             --------
Total at September 30, 2001               181,596          $  177,148           $    4,448             $   ---
                                     ============          ==========           ==========             ========

The Company recorded a net realized loss of $200 and $4,775 in the three months and nine months ended September 30, 2001.

D.       RELATED PARTY TRANSACTIONS

At September 30, 2001, the Company had an Advance Due from an Officer of the Company in the amount of $17,500. The advance accrues 3.8% interest per annum. The Company expects to receive payment in full before December 31, 2001, and considers this advance to be a short-term receivable.

E.       NET LOSS PER COMMON SHARE

The following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                               For the Three Months                      For the Nine Months
                                                               Ended September 30,                       Ended September 30,
                                                               --------------------                      -------------------

                                                           2000                 2001                 2000                 2001
                                                           ----                 ----                 ----                 ----
Net loss (numerator)                                  $(2,382,946)        $ (1,282,061)        $ (8,583,534)        $ (3,660,946)
Weighted average shares (denominator)                   7,802,305            7,959,721            7,709,965            7,943,455

Basic net loss per share                                  $ (0.31)             $ (0.16)             $ (1.11)             $ (0.46)
                                                          --------             --------             --------             --------

Dilutive shares (denominator)                           7,802,305            7,959,721            7,709,965            7,943,455
Diluted net loss per share                                $ (0.31)             $ (0.16)             $ (1.11)             $ (0.46)
                                                          --------             --------             --------             --------



As required by Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128 "Earnings Per Share." Thus, 45,730 stock options and purchase warrants granted at below market prices outstanding, for both the nine months ended September 30, 2000 and September 30, 2001, are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

                      CROSSWALK.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of CROSSWALK.COM(TM), an interactive Website, which provides information and resources that the Company believes generally appeals to the Christian and family-friendly community. The information and resources are developed and made available, both by the Company, and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues primarily through the sale of online and offline advertising and sponsorship contracts and referral fees from co-marketing relationships. During the third quarter of 2000, the Company transitioned from online retail sales to an affiliate model that provides advertising and royalties to the Company for their products offered on CROSSWALK.COM. Crosswalk.com considers itself a media company which serves the faith-based marketplace, by providing information, services, resources and entertainment. The Company markets to advertisers who are interested in reaching the Company's loyal user demographic.

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

Nielsen NetRatings ranked CROSSWALK.COM as one of the top ten "Religion and Spirituality" Website based on time spent per person and highest number of visits per person. Advertising click-thru rates reported by Nielsen ranked higher than any site among the Web's 10 largest advertising venues and more than twice as high as averages for the Top 10, 25, and 50 advertising supported sites. In addition, The netScore Buying Power Index (BPI) report for May 2001 ranks Crosswalk.com as the number one Internet portal in terms of BPI, which gauges the value of visitors to a Web site based on the dollars these visitors spend across all sites on the Internet. With a BPI of 177, Crosswalk.com rates above other popular portals such as Yahoo (125), America Online (140), and Altavista (143). The netScore BPI report is compiled by Diameter, a division of DoubleClick, Inc and comScore Networks, Inc. The number one rating serves as a confirmation of the already-recognized loyal audience unique to Crosswalk.com.

The Company experienced a seasonal weakness in the third quarter of each of the last three years. This was exacerbated by the unique adverse economic circumstances we faced in late September, which led to a significant delay in the closure of a few key deals. The expectation for the quarter was that sales would continue at the second quarter level, which, coupled with a 6% or about $130,000 decrease in quarter to quarter operating expenses, net of cost of goods, which would have reduced cash burn yet again. Instead, sales were down 36% or approximately $500,000, and cash burn was up about $80,000 per month from second quarter levels. The third quarter seasonality relevant to the niche the Company serves is proving to be significant. The target market of ministries and churches users of CROSSWALK.COM are involved with, experience seasonality in their income which is heavily skewed to the end of each year due to the tax factor. The summer months are also slow given the emphasis on vacation and family time which results often in less church attendance and certainly alternatives to spending time on the web. This produces a drain on cash burn and makes year on year revenue and cash burn comparisons much more valid than sequential quarter comparisons. The Company expects this trend to continue. Advertising sales for the third quarter 2001 were down 18% from the third quarter 2000, and monthly cash burn for the third quarter was approximately $255,000 or 58% lower than the $600,000 monthly cash burn in the third quarter of 2000. This was mostly due to a 42% reduction in operating expenses.

In spite of a weaker market, over 46% of the Company's advertising customers in the third quarter were first-time advertisers with Crosswalk. New clients included the Billy Graham Evangelistic Association and Zondervan Publishing. Revenue generated from email publishing maintained its growth trend. The new direct e-mail business unit reflected strong sales, nearly selling out its scheduled distributions for the quarter. Subscribers that make up the direct email distribution list increased 17% to 40,000 from the previous quarter, making it the largest direct e-mail list in the faith-based market that targets Christian households.

Since the September 11th terrorist attack we have seen an unprecedented turn to God, with a strong show of patriotism and pleas of "God Bless America". National Religious Broadcasters (NRB) reports that Bible sales have increased 20-30% in the wake of the attacks and sales of Christian music are up over 20% for the three weeks following the attacks. The Wall Street Journal indicated that the number of people accessing Christian radio and television is up 10-60%. Crosswalk also experienced impressive increases in traffic, in one case as high as 300 percent. As the dominant faith-based community website for Christians, the Company believes that it stands to gain significant new traffic as a result of this growing trend.

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

The opportunity for the Company to generate revenues is largely predicated upon the ability to maintain quality traffic on CROSSWALK.COM and to create new revenue streams through providing low cost value added services to its loyal users. Page views and email views are a measure of total pages viewed by visitors to CROSSWALK.COM and the number of emails delivered at the request of Crosswalk.com's constituents in a month. Average monthly pageviews for the third quarter were up 2.9% to 21.0 million from 20.4 million in the second quarter of 2001. Average monthly e-mail's delivered during the third quarter 2001 were down 9% to 15.0 million from 16.7 million delivered in the second quarter of 2001. This was due to the Company's decision to delay sending many regularly-scheduled entertainment related newsletters, in sensitivity to the September 11 terrorist attacks. Over the year, average monthly pageviews were up over 6%, compared with
19.8 million during the third quarter of last year, and average monthly e-mail's delivered were up 15% compared to about 13.0 million during the third quarter of last year. With over one million active opt-in addresses, e-mail marketing is a key focus of the Company's revenue growth potential.

The Company has a limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in relatively new and rapidly changing markets, such as the Internet. The market for the Company's services and products is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of September 30, 2001, the Company had an accumulated deficit of $35,735,918.

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

RESULTS OF OPERATIONS

THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET LOSS

For the nine months ended September 30, 2001, the net loss was $3,660,946, down 49% compared to $7,175,945 for the nine months ending September 30, 2000, before a cumulative effect of a 2000 change in accounting practices. After the cumulative effect, the net loss for the nine months ending September 30, 2000 was $8,583,534. In the first quarter of 2000, the Company booked a $1,407,589 one-time adjustment in response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999. In this regard, the Company has chosen to change its revenue and applicable cost recognition on the integration and development fee portion of prior year sponsorship contracts, to a more preferable method of deferral ratably over the term of the contract. The decrease in loss before cumulative effect of a change in accounting practice for the first nine months of 2001 over the first nine months of 2000 was $3,514,999. It was due primarily to a major decrease in operating expenses, offset in part by a reduction in total revenues. The decrease in loss consisted of a $5,124,902 or 42% decrease in operating expenses for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, and a $1,487,879 or (31%) decrease in total revenue.

REVENUES

For the nine month period ending September 30, 2001, revenue was $3,415,280 and $4,903,159 in 2001 and 2000, respectively. The $3,415,280 revenue earned in the first nine months of 2001 consisted of $3,342,413 from advertising/sponsorship sales, $43,639 from Internet services and $29,228 from royalties and fees. In the first nine months of 2000, the $4,903,159 consisted $4,534,046 from Advertising/sponsorship sales, $91,787 of Internet services, and $277,326 from retail sales which the Company curtailed at the end of the third quarter of 2000. The year on year change in Advertising/sponsorship sales was a $1,191,635 or 26% decrease in 2001 from 2000, due mostly to the Company's phase out of an aggregate difference of $638,912 of barter deals, representing 5% and 21% respectively of total revenue for the first six months of 2001 and 2000.

Year-to-year comparisons of revenue results are also impacted due to a change in accounting practice recognition. In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, in the first nine months of 2001, the amount of revenue recorded that was previously deferred totaled $379,370 versus $1,379,061 for the same period in 2000, a reduction of $999,691 or 72%. Total revenue in the first nine months of 2001 and 2000 would have been $3,035,911 and $3,410,343, respectively net of the impact of this change in accounting method. Gross margin in the first nine months of 2001 would have been reduced by $198,563 or 9% to $1,946,026, and overall gross margin increases to 64.1% net of the impact of this change in accounting method. In the first nine months of 2000, the gross margin would have been reduced by $871,800 or 31% to $1,944,413, representing an overall decrease to a 55% gross margin net of the impact of this change in accounting method.

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

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of commissions and other costs related to delivery of client online content and offline advertising products; retailing Christian interest products on CROSSWALK.COM; and, the provision of internet services was $1,270,691 and $2,086,946 for the nine months ended September 30, 2001 and 2000, respectively. The Company's gross margin for the nine months ended September 30, 2001 increased to 62.8% from 57.4% for the same period in 2000. This increase is due primarily to the decrease in barter transactions that accounted for about 6% of revenues in the nine months ended September 30, 2001 versus 18.5% in the same period in 2000; the planned decrease in low margin, high dollar sponsorship deals; and significantly curtailed low margin direct retail activities.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred cost recorded in the first nine months of 2001 was $180,804 versus $507,262 recorded in the first nine months of 2000, a reduction of $326,458 or 64%. Total cost of goods and services in the first nine months of 2001 and 2000 would have been $1,089,887 and $1,579,684 respectively net of the impact of this change in accounting method. Gross margin in the first nine months of 2001 would have been reduced by $198,564 or 9% to $1,946,023, and overall gross margin would have increased to 64.1% net of the impact of this change in accounting method. In the first nine months of 2000, the gross margin would have been reduced by $871,798 or 31% to $1,944,414, representing an overall decrease to a 55% gross margin net of the impact of this change in accounting method.

CROSSWALK OPERATIONS

Crosswalk operations expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for CROSSWALK.COM, decreased to $2,464,627 for the nine months ended September 30, 2001, as compared to $4,330,011 for the same period in 2000. The $1,865,384 or 43% decrease in cost of Crosswalk operations was due primarily to reductions in staffing.

SALES AND MARKETING

In the first nine months of 2001, sales and marketing expenses were $1,240,225 as compared to $3,043,914 for the same period in 2000. The $1,803,689 or 59% decrease was largely due to maximizing efficient methods of corporate marketing. The Company has been able to maintain brand awareness and market reach through efficient viral marketing, instead of the expensive cross-media marketing campaigns that the Company utilized in the prior year.

AMORTIZATION OF GOODWILL AND INTANGIBLES

In the first nine months of 2001, amortization of Goodwill and intangibles was $911,660 as compared to $886,225 for the same period in 2000. This consists primarily of the amortization of goodwill from the 1999 purchase of Wike Associates. A portion of this goodwill is being amortized over five years and a portion over ten years, using the straight-line method.

GENERAL AND ADMINISTRATIVE

The Company decreased its general & administrative costs in the first nine months of 2001 to $1,195,433 from $1,860,441 in the first nine months of 2000. This $665,008 or 35% decrease is due mostly to a $393,955 reduction in bad debt expense, offset in part by the accrual of $90,000 for the dividends payable on the Series "A" preferred shares which did not exist in the first nine months on 2000. In addition the Company has reduced facility expenses by $125,692, staffing by just over $100,000, third party administrative expenses related to investor relations and legal support by $107,557, and insurance expense by $29,172.

OTHER INCOME NET

Other income net reduced to $6,410 for the nine months ended September 30, 2001 from $128,433 for the same period in 2000. This consists of interest income, which decreased 41% to $81,426 from $137,125 for the first nine months ended September 30, 2001 and 2000, respectively. This $55,699 decrease is due to the use of investments for business expansion and operations. In addition, in the first nine months of 2001, the Company has recorded approximately a $60,000 greater loss on sale of property and equipment than in 2000. The Company's interest expense, which is mostly related to capital leases, is approximately $6,000 greater in the nine months ending September 30, 2001 than that experienced for the same nine months ending September 30, 2000.

THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET LOSS

For the quarter ended September 30, 2001, the Company incurred a net loss before cumulative effect of a change in accounting practice of $1,282,061, as compared to a net loss of $2,382,946 for the same quarter in 2000. The decreased loss for the third quarter of 2001 over the same period in 2000 was $1,100,885 or 46%. This was the result of an across the board decrease in four expense categories (cost of goods sold, crosswalk operations, sales and marketing, and general and administrative), offset in part by a decline in total revenues.

The decreased loss for the quarter ended September 30, 2001 versus September 30, 2000 consisted of a $183,428 or 31% decrease in cost of goods sold; a $723,199 or 49% decrease in crosswalk operations; a $632,540 or 61% decrease in sales and marketing; a $62,352 or 15% decrease in general and administrative expenses; and a $9,106 or 91% increase in other income net; offset to an extent by a $13,539 or 4.5% increase in amortization of goodwill and intangibles; and a $496,201 or 35% decrease in total revenues.

REVENUES

Total revenue for the quarter ending September 30, 2001 was $923,738 down $496,201 or 35% from the same period in 2000. There was a $414,845 or 46% decrease in advertising/sponsorship sales for the third quarter 2001 over 2000 due to market conditions surrounding the September 11, 2001 terrorist attacks, reduction in barter revenue, the curtailment of retail offerings at the end of September 2000, and the change in accounting practice revenue recognition.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred revenue recorded in the third quarter of 2001 was $119,929 versus $306,186 recorded in the third quarter of 2000, a reduction of $186,257.

Total revenue in the third quarter of 2001 and 2000 would have been $803,809 and $1,113,753 respectively net of the impact of this change in accounting method. Gross margin in the third quarter of 2001, would have been reduced by $59,660 or 12% to $455,728, and overall gross margin would have increased to 56.7% gross margin net of the impact of this change in accounting method. In the third quarter 2000, gross margin would have been reduced by $185,250 or 22% to $642,913, representing an overall decrease to a 57.7% gross margin net of the impact of this change in accounting method.

The Company's emphasis going forward will be on leveraging what the Company believes is content which is engaging to its niche, the personal experiences shared on CROSSWALK.COM, and the great affinity of CROSSWALK visitors and the Christian community. The Company hopes to also leverage its market leadership position through additional strategic relationships and long-term advertising agreements. With continued growth in site traffic, and strategic alliances, improved market position, and successful viral marketing campaigns, the Company hopes to achieve continued progress in generating quality-advertising revenues.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of commissions and other costs related to delivery of client online content and offline advertising products; retailing Christian interest products on CROSSWALK.COM; and, the provision of Internet services was $408,348 and $591,776 for the quarters ended September 30, 2001 and 2000, respectively. The Company's gross margin for the quarter ended September 30, 2001 decreased to 55.8% from 58.3% for the same period in 2000. This decrease is due primarily to the decrease in high margin online advertising revenue as a percentage of total revenue.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred cost recorded in the third quarter of 2001 was $60,268 versus $120,935 recorded in the third quarter of 2000, a reduction of $60,667. Total cost of goods and services in the third quarter of 2001 and 2000 would have been $348,081 and $470,841, respectively net of the impact of this change in accounting method. Gross margin in the third quarter of 2001, would have been reduced by $59,660 or 12% to $455,728, and overall gross margin would have increased to 56.7% gross margin net of the impact of this change in accounting method. In the third quarter 2000, gross margin would have been reduced by $185,250 or 22% to $642,913, representing an overall decrease to a 57.7% gross margin net of the impact of this change in accounting method.

CROSSWALK OPERATIONS

Crosswalk operations expenses, consisting primarily of costs related to the Company's development, maintenance, content and enhancements for CROSSWALK.COM, decreased to $749,147 for the three months ended September 30, 2001, as compared to $1,472,346 for the same period in 2000. The $723,199 or 49% decrease in cost of Crosswalk operations was due primarily to reduction in staffing. Other expenses included in this category of content expenses, software license and maintenance charges, and consulting expenses, offset in part by increases in the cost outsourcing of hosting and web development, accounted for approximately 9% of the overall reduction.

SALES AND MARKETING

In the second quarter of 2001, sales and marketing expenses decreased to $397,397 as compared to $1,029,937 for the same period of 2000. Sales and marketing expenses decreased by $632,540 or 61% largely due to maximizing efficient methods of corporate marketing. The Company has reduced staffing in this area and has been able to maintain brand awareness and market reach through efficient viral marketing, instead of the expensive cross-media marketing campaigns that the Company utilized in the prior year.

AMORTIZATION OF GOODWILL AND INTANGIBLES

In the three months ended September 30, 2001, amortization of Goodwill and intangibles was $308,947 as compared to $295,408 for the same period in 2000. This consists primarily of the amortization of goodwill from the 1999 purchase of Wike Associates. A portion of this goodwill is being amortized over five years and a portion over ten years, using the straight-line method.

GENERAL AND ADMINISTRATIVE

The Company decreased its general & administrative costs in the third quarter of 2001 to $361,045 from $423,397 in the third quarter of 2000. This $62,352 or 15%
decrease resulted from reductions in facility related expenses and third party administrative expenses relating to legal, accounting and investor relations services, offset to an extent by the accrual of $30,000 for the dividend payable on Series "A" preferred shares that did not exist in the third quarter of 2000.

OTHER INCOME NET

Other income net increased to $19,085 for the three months ended September 30, 2001 from $9,979 for the same period in 2000. This consists of interest income, which increased to $24,410 from $18,877 for the three months ended September 30, 2001 and 2000, respectively. In addition, in the third quarter of 2000, the Company recorded a $9,362 loss on sale of property and equipment. The Company's interest expense, mostly related to capital leases for the three months ending September 30, 2001, is approximately $2,500 greater than that experienced for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ending September 30, 2001 and 2000, net cash used in operating activities was $2,051,004 and $6,425,554, respectively. Net cash provided by investing activities was $1,369,674 for the first nine months of 2001, and net cash used in investment activities was $5,533,809 for the same period 2000. Net cash provided in financing activities was $28,776 and $2,029,755 for the nine months ended September 30, 2001 and 2000, respectively. The cash provided by investing activities in 2000 was from the receipt of $2,000,000, pursuant to the issuance of 80,000 shares of Series A preferred stock on September 29, 2000. The three-year Series A Preferred Stock, is convertible into 862,069 shares of common stock. This is equivalent to $2.32 per common share, representing a 42.8% premium over the average closing price of Crosswalk's common stock for the five trading days preceding closing. The Series A Preferred Stock will also accrue a 6% dividend per annum.

The Company currently anticipates that its $627,840 working capital balance at September 30, 2001 may not enable the Company to continue as a going concern beyond January 2001, unless revenue and expense targets for the fourth quarter of 2000 are achieved. Therefore, the Company may seek to raise additional capital and new business opportunities that may result in increased liquidity. There can be no assurance that current working capital will be sufficient to meet the Company's needs, or that additional financing will be available to the Company or will be available on acceptable terms.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.  OTHER INFORMATION

On July 16, 2001, Eric Oliver was appointed as a director of Crosswalk.com. Mr. Oliver is President of SoftSearch Investment, Inc., which manages an investment fund he created in 1998. Since 1997 he has also served as President of Midland Map Company, L.L.C., a fifty year old company that creates hand drafted ownership maps throughout the Permian Basin. From 1990 to 1997, Mr. Oliver served in varied capacities and ultimately became President of Autofuel Company, a network of unattended fueling stations which was sold in 1997. Mr. Oliver is a 1981 graduate of Abilene Christian University with a BA in Chemistry. He also serves as a director of the First National Bank of Midland.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
11             Computation of Earnings Per Share

 (b) Reports on Form 8-K

None to report.



                                   SIGNATURES

         In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CROSSWALK.COM, INC.

November 13, 2001              By: /s/ Scott Fehrenbacher
                                   ----------------------
                                   Scott Fehrenbacher
                                   Chief Executive Officer and President

November 13, 2001              By: /s/ Gary A. Struzik
                                   -------------------
                                   Gary A. Struzik, Chief Financial Officer and
                                   Secretary, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT

NUMBER            DESCRIPTION                                           PAGE
------            -----------                                           ----
11                Computation of Earnings Per Share                     1-2