Form 10-K405
period 2001-12-31
CROSSWALK COM
filed 2002-03-29
CIK 1037599

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001



  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                          Commission File No. 000-22847



                               CROSSWALK.COM, INC.
                    -----------------------------------------
                    (Exact Name of Registrant in Its Charter)



             Delaware                                     54-1831588
----------------------------------------       ---------------------------------
  (State or Other Jurisdiction of              (IRS Employer Identification No.)
   Incorporation or Organization)


   4100 Lafayette Center Dr. Suite 110
           Chantilly, VA                                     20151
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                  703-968-4808
                 ----------------------------------------------
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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 15, 2002 was approximately $6.9 million.

The total number of shares outstanding of the issuer's common stock as of March 15, 2002 was 7,968,221.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

Certain information in this annual report on Form 10-K may contain "forward-looking statements" within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, "forward-looking statements" can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we can give no assurance that such expectations or any of our "forward-looking statements" will prove to be correct, and actual results could differ materially from those projected or assumed in our "forward-looking statements." Our financial condition and results, as well as any other "forward-looking statements," are subject to inherent risks and uncertainties, some of which are summarized in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and Uncertainties." We have identified our "forward-looking statements" in ITALICS throughout this section.

OVERVIEW

Crosswalk.com (hereinafter may be referred to as "Crosswalk," "Crosswalk.com," or "the Company") is an Internet portal company that has developed and operates CROSSWALK.COM, which we believe is the premier Website for the online Christian community with the most comprehensive array of Christian content assembled on the Internet. All references to the Web site "CROSSWALK.COM" will be in italics throughout this document. CROSSWALK.COM averages more than one million unique visitors per month and more than 40 million web page and email views per month. Crosswalk.com focuses on "the intersection of faith and life," covering a growing spectrum of everyday life within a Christian context. Our strategy is to make CROSSWALK.COM a community portal with deep content and broad information for Christians, not just Christian information, drawing many from the broad Christian community offline to an online experience where faith and life meet every day. WE INTEND TO CONTINUE ENHANCING CROSSWALK.COM IN ORDER TO BECOME THE PREFERRED ONLINE RESOURCE FOR CHRISTIANS IN SEARCH OF INFORMATION, INTERACTION AND INVOLVEMENT OPPORTUNITIES THAT HELP THEM APPLY A CHRISTIAN WORLDVIEW ACROSS THE BREADTH OF THEIR LIFE AND INTERESTS.

The content provided by CROSSWALK.COM is presented in the form of different online topical areas or channels. They focus on entertainment, money, home schooling, news and culture, family living, women, travel, bible study, book reviews and spiritual life. CROSSWALK.COM also features online applications like cross-referenced Bible study databases, daily devotionals, stock and mutual fund screening tools, the games area, broadcast guide, e-greeting cards, along with services ranging from online shopping, and Internet safety to family-friendly movie reviews. Community-building areas like chat, discussion forums, the largest Christian Website directory; and thirty-five topical and community related e-mail newsletters are a focal point for generating repeat visits to CROSSWALK.COM.

Crosswalk.com also includes Wike Associates (d/b/a Media Management), which we acquired on August 13, 1999, and includes the Website GOSHEN.net. GOSHEN.net, which has been integrated into CROSSWALK.COM, provides, among other things, an extensive searchable directory that can be used to discover such Internet services as Websites providing information about youth group resources, denominational publications, Christian support groups, listings of various Christian radio shows, and even the personal pages of Christian individuals and families. This directory, which contains approximately

20,000 listed, categorized and cross-referenced Websites, is a resource for finding services and products on the Web that will be of interest to Christians. Through this acquisition, Crosswalk is also engaged in an advertising "card pack" business which distributes advertising materials to 225,000 churches, pastors and leading laymen through six annual mailings. The average card pack contains between 70 to 100 advertisements, for which each advertiser pays approximately $2,400.

Over the last four years, we have ventured into numerous revenue models including direct retail, Internet services, including Internet access, and even business to business. MANAGEMENT BELIEVES THAT THE CHANGES IN 2001 BETTER POSITION CROSSWALK.COM TO FOCUS ON AND SUCCEED AS A MULTI-FACETED MEDIA COMPANY REACHING THE CHRISTIAN AND FAMILY-FRIENDLY NICHE. Our business model is to leverage this premiere position, by generating advertising revenues from organizations seeking to reach this audience. Online advertisers are organizations that place ads on CROSSWALK.COM, or utilize opt-in email advertising services for which Crosswalk.com receives audience access fees. We maintain a double opt-in direct email database of just more than 60,000, from which we began to generate revenue in June of 2001. Advertisers contract with Crosswalk.com to have their message delivered to these requesting individuals. At most, one direct email is delivered per week, in order to maintain a high level of advertisement response, which averaged 5% in 2001. In 2001, online advertising revenue was more than $2.7 million, a 35% increase from 2000.

As of March 15, 2002, Crosswalk.com has 7,968,221 shares of common stock outstanding. Because Crosswalk.com's net asset and equity positions were below the continued listing standards for the Nasdaq National Market System, in June 2001, we took the initiative to move trading of Crosswalk.com to the Nasdaq SmallCap Market, under the symbol: "AMEN".

On September 29, 2000 we closed a $2 million strategic private placement in equity capital from affiliates of GroupHarbor.com, a developer of web-based tools for the Christian community. The financing consisted of 80,000 shares of three-year Series "A" Preferred Stock, convertible into 862,069 shares of common stock. This was equivalent to $2.32 per common share. The Series "A" Preferred Stock will also accrue a 6% dividend per annum. There were no agency fees, no commissions paid, and no warrants issued in connection with the offering.

On January 9, 2002 we closed the sale of 80,000 shares of Series "B" preferred stock for an aggregate of $800,000. Of this amount, four directors of the Company purchased $550,000. A total of $500,000 was received in December 2001, with the remaining $300,000 included as a stock subscription receivable at December 31, 2001. The subscription receivable was realized on January 9, 2002. The Series "B" preferred stock is convertible into an aggregate of 933,269 shares of Crosswalk.com common stock over the next three years, and will accrue 6% interest per annum payable in cash or Crosswalk.com common stock, at our discretion. At the end of the three-year period, the Series "B" preferred stock may be redeemed, extended or converted, at our discretion. Consistent with the offering memorandum, conversion prices for the three traunches received are $0.8111, $0.856, and $1.00, chronologically, for an average conversion price of $0.857 per share. The Purchaser of the Series B preferred stock and the holders of common stock shall vote together on all matters as to which the approval of the stockholders may be required. The purchasers of the Series "B" preferred stock shall have one vote for each share of common stock into which such Series "B" preferred stock may be converted.

Pursuant to the anti-dilution provisions of the Series "A" preferred stock, the conversion price of the Series "A" preferred stock is reduced from $2.32 per share to $0.8111 per share in the event that the Company issues additional shares of common stock from conversion of the first traunch Series "B" preferred stock purchasers. In addition, to assure that we are in full compliance with Nasdaq marketplace rules, we also received unanimous approval from the purchasers of the Series "A" preferred stock to change the terms of the Series "A" preferred stock as it relates to voting rights and shareholder approval of issuance of certain common stock upon conversion and/or dividend payment. Consistent with this amendment, the Series "A" conversion is subject to shareholder approval, if the number of shares converted at a price below $1.50 per share, the closing price on the date of the binding agreement of the private placement, exceeds 1,585,000 shares or 20% of the number of shares outstanding at the time of the issuance of the Series "A" preferred stock. There are currently 2,465,787 shares of common stock potentially convertible from the Series "A".

Therefore, issuance of 880,787 of these shares (2,465,787-1,585,000) requires shareholder approval, which the Company is seeking in the 2002 proxy solicitation dated March 29, 2002.

With regard to voting rights, the original Series "A" preferred stock voting rights provided the purchaser one vote for each share of common stock into which the Series "A" preferred stock may be converted. This has been changed to provide the purchaser one vote for each share of common stock into which the Series "A" preferred stock may be converted, or the number of common stock equivalent shares determined by dividing the face value of the preferred stock by $1.50, the closing price on the date of the binding agreement, whichever is lower.

OUR AUDIENCE

According to a January 2002 U.S. Department of Commerce report, there are 143 million people or 54 percent of the total U.S. population online. The report says that there was an average of 2 million new Internet users in the U.S. every month of 2001. The UCLA Internet Report 2001 has found that 72.3 percent of Americans use the Internet from work or home and that users spend an average of almost 10 hours per week on the web. The report indicates that the five most popular online activities are email, general browsing, online purchasing, entertainment, and news. However, the Internet explosion is not just an American phenomenon. IDC reports that almost half of all Europeans and more than 15 million Latin Americans use the Internet, Newsbytes reports that half of Australians use the Internet and eMarketer recently reported that global online population is near 450 million at the end of 2001. EMarketer believes that the number of global Internet users will increase by a compound annual growth rate of 19.1 percent reaching more than 700 million in 2004. Clearly, as market data portrays, the Internet has become a significant source for social and economic interaction in society today and will continue to be a critical tool in the future.

The following discussion illustrates the extent to which Christians represent the American society and the purchasing power and market opportunity of this group of Internet users.

Statistics show that today there are approximately:

o   100 Million Christians in the United States
o   1 Billion Christians globally
o   60 Million Christians on the Web Today

A May 2001 a study completed by Barna Research of Ventura, California concluded that by the end of the decade, 50 million Americans will seek to have their spiritual experience solely through the Internet, rather than at a church; and upwards of 100 million Americans will rely upon the Internet to deliver some aspects of their religious experience.

In January 1998, a survey conducted by Barna Research indicated, "83% of Americans asserted that their religious faith was very important in their life", and that 62% of Americans consider themselves "committed Christians." In January 2002, Barna Research showed that the total born again Christian population in the U.S. is currently 41%. The Gallup Organization reports from a survey conducted in December 1999 that approximately 29% of Americans identify themselves as Catholic and approximately 55% identify themselves as Protestant, with 61% of the respondents indicating that religion is a very important part of their life.

According to a June 2000 Barna Research study, a majority of Christian households (55%) own at least one computer, with market penetration levels among Christians and non-Christians being identical. In addition, 50% of households have Internet access at their home, while 48% among born again Christians have it. Based on these demographic reports, which other then the increasing adoption of Internet access have remained relatively consistent over the last three years, Crosswalk.com traditionally uses 40% of the United States population as the percentage of Christians in its target audience.

According to Barna Research, the percentage of adults who earn more than $60,000 annually and have accepted Christ as their personal savior has nearly doubled since 1991, from 13% to 25%. Since 1996, there has been a rise in the proportion of adults who read the Bible during a typical week, from 34% to 40% in 2000. According to Christianity Today, Inc., a publisher of Christian periodicals, when compared to the general U.S. population, Christians are approximately 25% more likely to own a computer and approximately 15% more likely to own a modem. We also reported in May 2001, information compiled by Diameter, a division of DoubleClick, Inc and comScore Networks, Inc. identified as netScore's Buying Power Index (BPI), which gauges the value of visitors to a Web site based on the dollars these visitors spend across all sites on the Internet. With a BPI of 177, Crosswalk.com ranks above other popular portals such as Yahoo (125), America Online (140) and Altavista (143). We conclude from this data, that Christians are present and active on the Web, can afford to purchase goods and services, have a propensity to be active on the Internet, and thus represent a good demographic segment for advertisers.

Having the largest standalone community of Christians on the Internet averaging more than one million unique visitors per month, and a loyal audience which ranked in the top ten by Nielson NetRatings' among all "Family and Lifestyle" Web sites in repeat visits per user, we believe we are well positioned to attract quality advertisers and affiliates. Some of the key demographics of our visitors are that 74% of the users are between the age of 25 and 54, prime years for both household formation and discretionary spending. More than 13% of the users are over the age of 55, which will also present unique opportunities. Sixty percent of CROSSWALK.COM'S visitors are women and about 30% of the visitors have incomes of more than $50,000 per year. CROSSWALK.COM'S users are also well educated as more than half have attended/graduated from college. Another key demographic is that more than 60% of the visitors to CROSSWALK.COM are directly involved in some type of ministerial activity, which confirms the passionate and active character of this online community.

ADVERTISING ON THE INTERNET GENERALLY

With the economic downturn and the events of September 11, 2001, the overall advertising market tumbled significantly in 2001. In September 2001, Merril Lynch & Co. anticipated that advertising outlays in the U.S. would fall by 4% in 2001. Furthermore, Competitive Media Reporting (CMR), a Taylor Nelson Sofres company, offering strategic advertising intelligence, reported in January 2002 that 2001 full-year ad spending fell 9.4%. In the midst of this poor economic environment, our core business concentration of online advertising jumped 35% to $2.7 million.

HOWEVER, THE OUTLOOK FOR 2002 AND BEYOND IS BRISK, ESPECIALLY IN THE INCREASINGLY MORE ADAPTABLE INTERNET ADVERTISING SPACE. A January 2002 eMarketer report says that the U.S. online advertising market will reach more than $18 billion by 2005, a 24% compound growth rate over 2001's reported figure of just under $8 billion. Gartner Group Research expects online advertising to reach $11.4 billion in 2002 rising to $17.2 billion by 2004, a 23% compound growth rate. CMR more conservatively predicts about a 9% growth in online advertising revenues in 2002, most of which will be experienced in the second half of 2002. While 80% of the online advertising goes to twenty companies, Gartner Group shows that there are only 2,800 sites in the U.S. selling advertising. BEING THAT CROSSWALK.COM IS THE ONLY OF THESE FIRMS REACHING OUT TO THE CHRISTIAN AND FAMILY-FRIENDLY NICHE, WITH AN EVER-INCREASING BARRIER TO ENTRY, WE BELIEVE THAT THERE IS VAST POTENTIAL TO CAPTURE THESE INDUSTRY GROWTH RATES WHILE MAINTAINING A CONSERVATIVE SPEND PLAN.

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

Revenue is generated on CROSSWALK.COM through the sale of advertising and royalties or referral fees from co-marketing relationships. Through the third quarter of 2000, we also sold music and home schooling products, and thereafter moved to the acceptance of referral fees for providing these products online. THIS TRANSITION HAS ENABLED US, AND OUR AFFILIATED DISTRIBUTORS, THE OPPORTUNITY TO SYNERGISTICALLY FOCUS ON OUR CORE STRENGTHS, WHICH WE BELIEVE, WILL GENERATE BETTER MARGINS AND PROVIDE A BETTER EXPERIENCE FOR OUR USERS.

Overall in 2001, though total revenue decreased 29%, we experienced a 35% increase as compared to 2000, in online advertising revenues, our core business going forward. The reduction of $1,874,652 is mostly attributable to the $1,924,909 reduction in sponsorship and barter revenue recognition, and a $309,250 or 20% reduction on card deck sales, offset by a $697,085 or 35% increase in advertising sales. In addition, $337,582 of the decrease in revenue was due to the Company's decision to phase out Internet services and also the move to the acceptance of referral fees for providing products online, such as music and home schooling.

Sponsorships allowed organizations to in effect, purchase premiere positioning on CROSSWALK.COM, often on an exclusive basis, which in most cases also involved the provision of content. However, this type of relationship required certain labor-intensive efforts on our part producing lower than desired margins. WITH THE CURRENT COMBINATION OF CONTENT AND WEBSITE TRAFFIC, THE SHIFT IN EMPHASIS TO SELLING ADVERTISING HAS GENERATED HIGHER MARGIN GROWTH WHICH WE BELIEVE WILL ULTIMATELY ENABLE US TO ACHIEVE CASH POSITIVE OPERATIONS.

IN 2002 OUR OBJECTIVES ARE TO CONTINUE BUILDING THE CROSSWALK.COM INTERNET COMMUNITY, BY OFFERING CONTENT, PRODUCTS AND SERVICES WITH DISTINCTION GEARED TOWARD MEETING THE NEEDS OF THE CHRISTIAN AND FAMILY-FRIENDLY NICHE. IN ADDITION, WE INTEND TO ESTABLISH STRATEGIC RELATIONSHIPS IN ORDER TO INCREASE BRAND AWARENESS, AND CONTENT VISIBILITY, BOTH OF WHICH WE BELIEVE WILL ATTRACT ADVERTISERS TO CROSSWALK.COM. EVIDENCE OF THIS TYPE OF ARRANGEMENT WAS OUR FEBRUARY 2002 ANNOUNCEMENT OF AN AGREEMENT WITH AMERICAN ONLINE (AOL), WHEREBY CROSSWALK.COM WILL PROVIDE FAITH AND HOME SCHOOLING CONTENT TO AOL'S SPIRITUALITY AND CHRISTIANITY AREAS, OFFERING AOL MEMBERS INSTANT AND DIRECT ACCESS TO CROSSWALK.COM'S WIDE RANGE OF FAITH-BASED CONTENT, INFORMATION AND TOOLS. CROSSWALK.COM WILL ALSO SPONSOR THE HOME SCHOOL AREA ON THE AOL SERVICE, PROVIDING CONTENT TO MEET THE GROWING INTEREST AND USE AMONG AOL MEMBERS OF AT-HOME EDUCATIONAL PRODUCTS, CURRICULA AND SUPPORT. IN ADDITION, CROSSWALK.COM WILL MANAGE CO-BRANDED MESSAGE AREAS ON FAITH WITHIN THE AOL SERVICE.

OUR BUSINESS MODEL IS TO ACHIEVE PROFITABILITY THROUGH ADVERTISING AND ROYALTY SALES FROM GROWTH AND RETENTION OF A LOYAL USER BASE, PAGEVIEWS, AND VISITORS TO CROSSWALK.COM. WE BELIEVE THAT GENERATING REVENUES COMMENSURATE WITH CRITICAL MASS IN THE INTERNET MARKETPLACE WILL ULTIMATELY DRIVE PROFITABILITY AND RECOGNITION AS THE PREFERRED ONLINE RESOURCE FOR CHRISTIANS IN SEARCH OF INFORMATION, INTERACTION, AND INVOLVEMENT OPPORTUNITIES THAT HELP THEM APPLY A BIBLICAL WORLDVIEW ACROSS THE BREADTH OF THEIR LIFE AND INTERESTS.

OPERATIONS

EMPLOYEES

Throughout 2001, quarter by quarter, in our four internal functional areas of technical, sales, editorial and administration, we implemented a measured but substantial decrease in expenses, culminating in a 50% reduction in staff from sixty to thirty employees during 2001. Significantly, despite these cuts in expenses, we believe that our traffic, market share, and quality of product have never been better.

Leading the management team to implement our vision going forward is Chief Executive Officer and President Scott Fehrenbacher. Gary Struzik is Chief Financial Officer and Secretary. Of the total of thirty employees as of December 31, 2001, six were part time employees. The full time employees consist of four engaged in technical support, eight engaged in sales and sales support, seven engaged in editorial functions of crosswalk operations and five in administration. With CROSSWALK.COM as our product, all of these individuals are passionately focused on product sales, product delivery or product support. Each day our objective is to glorify God and to serve our niche audience with the best that the Web has to offer from a Christian worldview.

TRAFFIC ON CROSSWALK.COM

CROSSWALK.COM Website traffic statistics compiled from NetTracker indicate that the Christian and family-friendly niche is loyal to CROSSWALK.COM in terms of repeat visits (more than 40% of visitors return each month), and average length of visit (more than four minutes). The Company's progress in developing CROSSWALK.COM is also evidenced by the growth in average monthly page views and unique visitors to CROSSWALK.COM and webviews related to the thousands of people reached through our e-newsletters. Average monthly page views tallied in the fourth quarter of 2001 reached 23.5 million, up 12% from the 20.8 million for the comparable fourth quarter a year earlier. Page views are a measure of total pages viewed by visitors to CROSSWALK.COM in a month. Unique visitors to CROSSWALK.COM showed similar growth with an average of just more than one million per month. In addition, the Company continues to increase its use of email messaging and newsletter distribution requested from the users of CROSSWALK.COM. In the fourth quarter of 2001, more than 16.7 million email impressions per month were generated.

The Company must effectively serve the Christian and family-friendly niche and its advertisers in order to accelerate traffic and thus revenue growth over time. The Company plans to continue enhancing CROSSWALK.COM in order to maintain its leadership position as the preferred online resource for Christians in search of information, interaction and involvement opportunities that help them apply a Christian worldview across the breadth of their life and interests.

BUILDING COMMUNITY ON THE INTERNET
Our product development strategy focuses on providing information, inspiration and interaction for the online Christian community and we seek the most in-demand consumer-driven information areas and applications on the Internet and then deliver them to the Christian marketplace with what we believe is meaningful distinction. Our task is not to create a community, but to enhance an online community of people whose everyday life is focused on a biblical foundation and faith in Christ. We are also seeking to adapt to the Internet, topical areas for which obtaining information and services are cumbersome and inconvenient offline. To this end, Crosswalk.com offers the following content areas or channels:

        o   News & Culture         o   HomeSchool
        o   Family Living          o   Travel
        o   Spiritual Life         o   Money
        o   Women                  o   Entertainment
                                   o   Live It (BOOK REVIEWS)


Throughout 2001, we implemented cost saving measures to restructure our format and to increase editorial productivity in terms of control and speed of content delivery. In March of 2001, we began working with Starwire to this end and procured software that enabled us to meet our objectives in this regard. At Crosswalk.com, we are also constantly evaluating traffic statistics, patterns and revenue generating capabilities of different content offerings. This information is used to evaluate return on investment of the properties of Crosswalk. This often results in the consolidation, addition and/or elimination of content delivery on CROSSWALK.COM. In 2001, sports and teens were eliminated, while men, health and music were consolidated into the family living and entertainment channels, respectively.

THE NEWS & CULTURE CHANNEL provides the convenience of world news as it happens along with religious news worldwide and a forum for commentary where the community is provided information and the capability of taking action consistent with their faith in current events. As a result of aforementioned productivity improvements in content delivery, in a matter of hours we were able to completely recast our homepage to dedicate content to the events of September 11th. This dedication to keeping our visitors abreast of world events, from a Christian perspective, has made news one of the most visited areas of CROSSWALK.COM. Traffic on the News & Culture Channel increased by 300% in the two weeks following the September tragedy.

In the midst of very trying world events that often have religion as the core issue, the Religion Today segment of the News & Culture Channel provides readers an in-depth look at people of faith and religious movements that one would not normally watch or read about in the local or national news. This continues to be a particularly popular area of CROSSWALK.COM as the impact of global terrorism has brought more and more people to consider their walk with God.

THE FAMILY LIVING CHANNEL is a robust set of resources from the best names in the Christian world in supporting and enhancing the spiritual, social and physical well being of the Christian family. James Dobson, Dennis Rainey and many others provide content that is managed and presented in the context of a vast array of other material to stimulate personal edification and involvement.

THE SPIRITUAL LIFE CHANNEL offers visitors the opportunity to listen to messages from popular expositors of biblical teaching, as well as devotional sources for daily meditation, community building prayer and encouragement chat areas, and even clean jokes to brighten up your day. Ministry streaming of sermons from a wealth of ministers is made available in associations with OnePlace.com. The largest undertaking of the Spiritual Life Channel for 2001 was the launch of one of the largest interactive prayer tools on the Internet, in collaboration with Guideposts, one of the pre-eminent publishers of inspirational magazines and books. The Guideposts interactive prayer tool on CROSSWALK.COM offers the opportunity to submit online prayer requests, to pray for requests submitted to the Crosswalk.com community, and to have requests prayed for by one of Guideposts' more than 1,000 prayer volunteers. We believe that rich content as provided on the Spiritual Life Channel is foundational to serving the Christian niche as a resource for life and ministry depended upon by many of our loyal repeat visitors.

THE WOMEN'S CHANNEL provides an inviting environment for women to be encouraged in their spiritual walk by sharing life's experiences with one another, tapping into expert commentaries and recommended resources, reviewing a daily devotional and even clicking on the daily humor column. Women represent more than sixty percent of the visitors to CROSSWALK.COM, and it is therefore appropriate for us to have a channel, which specifically addresses the needs of women and practically applying their faith and values to everyday life.

THE HOMESCHOOL CHANNEL addresses the needs of the home schooling population, which has grown to between one and two million children in 2001 or roughly 3 percent of the school-aged population. The HomeSchool Channel provides resources which include parental advise, and teaching tools, access to tutorials on various school subjects such as Math, Science and History as well as feature articles, columns and online support for both students and parents. There are also links for purchasing school supplies and learning materials, which are an integrated part of our overall affiliate revenue model. This is a valuable resource we believe will garner growing royalty and advertising revenues. THROUGH OUR RELATIONSHIP WITH AOL AND THE HOME SCHOOLING COMMUNITY, WE LOOK FORWARD TO PROVIDING MORE ROBUST AND INTERACTIVE SERVICES IN THE COMING YEAR.

THE MONEY CHANNEL offers links to financial market resources, business news, an investment tips newsletter that visitors may subscribe to and receive via e-mail. And as a bonus feature, users may customize their Crosswalk Money channel to track and screen specific stocks and mutual funds for Christian-oriented issues that are of importance to the user. Tips on family budgeting, debt reduction and overall biblical stewardship are available. The Money channel also offers access to a free, personal, financial planning tool allowing users to calculate and evaluate their personal finances status online.

THE TRAVEL CHANNEL, through an ongoing relationship with Trip.com, offers travel resources to help users plan vacations and/or missionary trips or trips to the holy-land. Such resources include the ability to book flight, hotel and car rental reservations, as well as feature articles on specific travel destinations.

THE ENTERTAINMENT CHANNEL offers links to clean, Christian jokes located in the Humor section; movie reviews from a Christian and family-friendly perspective; and what we believe is the best on the Web in Christian music information providing artist interviews, "Live Radio" in a variety of musical formats courtesy of OnePlace.com, concert schedules, ticketing information, and direct online purchasing through affiliates. One of the highlights of the year was Crosswalk's involvement in the broad coverage of Gospel

Music 2001, which culminated with the Dove Awards, which recognizes achievement in all genres of gospel music and is the premiere awards show for the contemporary Christian and gospel music industry. The reporting of this event consisted of backstage news updates and live chats from the Dove Awards, interviews with various Christian artists, and up-to-date photos, featured on CROSSWALK.COM.

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

CROSSWALK.COM SERVICES AND SENSE OF COMMUNITY
In order to provide opportunities for interaction for our visitors, CROSSWALK.COM offers community-building areas like chat and discussion forums, where in 2001, scores of visitors indicated to us a deepening and encouragement in their faith. Via chat, visitors have had access to Christian leaders, artists and newsmakers like Chuck Colson, Luis Palau, Cal Thomas, Lisa Whelchel, Carmen and Newsboys. In cooperation with OnePlace.com, we also participated in offering a live webcast of "America Prays" which was what we believe to be the largest single prayer vigil in response to the terrorist attacks of September 11, 2001. The event was led by various Christian leaders, including Bruce Wilkinson, speaker and author of THE PRAYER OF JABEZ, Franklin Graham, president of SAMARITAN'S PURSE and CEO of the BILLY GRAHAM EVANGELISTIC ASSOCIATION, James and Shirley Dobson of FOCUS ON THE FAMILY, author Max Lucado, and John Maxwell, pastor and founder of INJOY, the organization hosting the event.

We also offer the largest Christian Website directory, e-greeting cards, and thirty-five free topical and community related email newsletters for which there are more than 1.4 million subscribers. Additional services include: an entertainment area and a broadcast guide, daily features and columns; an award-winning directory of nationwide events of special interest to the Christian community; free web tools enabling users to link to content on CROSSWALK.COM, daily devotionals and an online movie review area with current reviews and an archive of family-friendly movie reviews. We also offer visitors the ability to post classified ads or explore existing ads free of charge for everything from items for sale to personal announcements. We believe that these services increase visits and pageviews on CROSSWALK.COM by affording site visitors a greater level of convenience and personalization.

Bible Study Tools offers to pastors and laypeople alike, what we believe is the most complete source for biblical study and encouragement on the Web. References such as lexicons, concordances, commentaries, sermon helps, and input from ministry leaders can be found in this area. For those who want to dig into scripture, we believe there is no greater resource online. In 2001, we invited visitors to become Bible Study Tools Partners and hundreds have participated to financially assist us in our ongoing efforts to improve and enhance this heavily trafficked area.

As part of our overall plan to reduce expenses, we could no longer afford to offer several free services such as "MyCrosswalk" personalized Web start pages, and free email. Though we regretted making these changes, as many users were affected, we believe that the end result is a Crosswalk, which is much more efficient and better poised to serve the Christian community and Crosswalk advertisers for the long-term.

TECHNOLOGY
During 2001, we turned to Starwire, Inc., the parent Company of the Christianity.com network, for content management and network infrastructure services, which would allow us to increase productivity and flexibility in content delivery, and reduce the cost of delivery. Pursuant to the unfortunate liquidation of Starwire, Inc., we immediately implemented specific contingency plans already in place under our arrangement with Starwire. This resulted in our access to productivity enhancing content management software built on the industry leading Vignette platform, and the transition of our network infrastructure support requirements to Worldcomm in Novemeber 2001. THIS NEW ARRANGEMENT, ALONG WITH THE SOFTWARE IMPROVEMENTS FROM THE STARWIRE RELATIONSHIP, PROVIDES FOR A LEADING-EDGE TECHNOLOGY SOLUTION FOR OUR INFRASTRUCTURE AND CONTENT MANAGEMENT NEEDS WHICH WE BELIEVE WILL REDUCE PLANNED COSTS BY MORE THAN $1 MILLION OVER THE NEXT TWO YEARS.

The robust, highly available and highly scalable environment contracted for from Worldcomm provides a fully redundant, high speed, low latency network infrastructure. This network consists of equipment from Cisco Systems and Foundry Network, both leaders in the development of mission critical networking hardware. Additionally, we are using F5 Labs' BigIP systems for load balancing and fail-over. These systems have a proven track record for providing rock solid service.

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

SALES & MARKETING

During 2001, we have made the necessary changes in personnel, training and support in order to make our sales team as productive as possible with the resources at our disposal. We closed the year with five salesmen with combined sales experience of more than thirty years. We sell advertising on CROSSWALK.COM and off-line card deck advertisements that are distributed to some 225,000 pastors and lay leaders. We have embraced and delivered new online ad-delivery products including pop-ups, direct email, fly-over banners and multimedia venues. We have recovered from changes in personnel which have impacted the card deck sales and resulted in a repackaging of our sales offerings to a bundled approach where clients can work with a single sales person for both online and offline advertising. IN 2002, WE EXPECT TO IMPROVE THIS YET FURTHER BY LAUNCHING A PASTORS CHANNEL REPLETE WITH CONTENT DEDICATED TO CHURCH LEADERSHIP WHERE ADVERTISERS CAN REINFORCE THEIR PRODUCT OFFERINGS TO THE BENEFIT OF THE PASTOR'S MINISTRY AND CONGREGATION. WE WILL ALSO BE INTRODUCING A POTENTIAL REVENUE GENERATING COLLEGE DIRECTORY AS A RESOURCE FOR YOUTH PASTOR'S AND PARENTS WHOSE CHILDREN MAY BE INTERESTED IN ATTENDING ONE OF THE MORE THAN 400 CHRISTIAN COLLEGES OR UNIVERSITIES IN THE U.S.

IN ADDITION, IN 2002, ONE OF OUR OBJECTIVES IS TO ASSIST OUR CLIENTS, WHILE INCREASING OUR CONTENT AND SALES, THROUGH FORMING PRINT MEDIA COALITIONS WHEREBY OUR SALES STAFF WOULD ALSO BE ABLE TO OFFER PRINT MEDIA ADVERTISING AS PART OF THE BUNDLED APPROACH TO BECOME MORE OF A TOTAL SOLUTION FROM A SINGLE SOURCE FOR ADVERTISERS TO REACH THE CHRISTIAN NICHE. Part of this solution continues to be increased sales of weekly direct emails where ad clients have detailed demographic exposure to a growing list of more than 60,000 double opt-in subscribers. Advertisers through this medium have averaged a 5% response rate, which is indicative of the loyalty of the niche we serve. WE ALSO PLAN ON APPLYING OUR PROVEN SURVEY DELIVERY CAPABILITIES BY WORKING WITH ADVERTISING AGENCIES TO INCREASE REVENUE THROUGH THE PROVISION OF VALUABLE SURVEY DATA. WE BELIEVE THAT THESE INITIATIVES WILL GENERATE INCREASED REVENUES WITHOUT SIGNIFICANT INCREMENTAL INVESTMENT AND BETTER ENABLE US TO SERVE BOTH OUR CLIENTS AND THE CHRISTIAN COMMUNITY.

WE ALSO BELIEVE THAT THE AOL CONTENT SHARING ARRANGEMENT WILL RESULT IN INCREASED TRAFFIC TO CROSSWALK.COM AND ENABLE US TO BROADEN OUR EXPOSURE AND REACH FOR OUR ADVERTISERS AND LEAD TO A GROWING NUMBER OF STRATEGIC RELATIONSHIPS THAT WILL BE CRITICAL TO MEETING OUR OBJECTIVES TO CONTINUE DOUBLE DIGIT GROWTH IN ADVERTISING SALES.

We also believe that solidifying our market position as the leading Web portal for the online Christian community is critical to our ongoing efforts to generate Website traffic and increase revenues. In 2001 and going into 2002, what has proved to be most beneficial in our endeavor to increase brand awareness, repeat visits and thus attracting advertisers has been the application of cost efficient "viral" marketing techniques, which involve our loyal users and their Web savvy contacts. The following is an overview of our marketing activities that we anticipate will maximize our ability to grow while maintaining a conservative budget.

ONLINE MARKETING
Online marketing is essentially technical and relationship blocking-and-tackling. It's time-intensive to set-up and manage, and results can be very uncertain, but when it works it generates a future stream of "no-acquisition-cost" traffic to the site. Baseline online marketing efforts include: optimizing pages and page content to enhance positioning on major search engines; building a network of targeted and related external links driving traffic into main and peripheral site areas; "syndicating" unique/proprietary content and services into third-party Websites in settings that create default visitors and traffic back to CROSSWALK.COM; promoting unique and timely Website content via banner, button and text-link advertising throughout CROSSWALK.COM to extend user visits and pageviews; consistent integration of "tell-a-friend" forms and related internal links within site content; high-profile link swapping and navigational placement with strategic partners.

DIRECT MARKETING
We engage in direct marketing via ongoing and event-driven opportunities with proven efficiencies. Specifically, we combine initiatives that touch unrelated consumers at one-time events and/or over a series of events with internal database marketing that ranges from daily to quarterly contact with registered or subscribed users. Marketing messaging is delivered in both stand-alone formats and as promotional support for opt-in content delivery. Our direct marketing channels and opportunities include: 35 topical and/or update-driven email newsletters that publish from daily to bi-weekly and allow for both internal promotional messaging and advertising sponsorship; a 225,000+ recipient card deck mailing to pastors and senior church administrators that centers on paid advertising inserts but allows for Crosswalk.com promotional messaging as well; and key trade show appearances, and extensive networking; and more.

PROMOTIONAL EVENTS
These are classic short-term drivers of trial and repeat pageviews, newsletter subscriptions, community involvement, and the like. Their purpose is primarily to generate first-time trial and awareness of CROSSWALK.COM, aimed at creating longer-term visits and loyalty, and our approach has been to involve external partner organizations - as much as possible - in order to tap into their constituencies with their explicit endorsement. Efforts in 2001 include: sending, and recruiting others to send, holiday eCards, answering surveys, posting comments, involvement in prayer and engaging in various community-related services; and more.

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

STRATEGIC ALLIANCES
Our target audience - the Christian community - is characterized by affiliation with numerous ministries and non-profit organizations that earned their attention, involvement, loyalty and often funding based upon mission and organizational integrity. We believe our message and positioning is enhanced to the extent that we can define and execute upon mutually beneficial initiatives with these organizations, particularly when those initiatives involve an explicit integration of Crosswalk.com into the solution for their ministry objectives. This level of inclusion and endorsement is extremely valuable to both parties and is difficult at best for replication by competitors, given the ministry objectives of these organizations and the relationships they have established with their constituents. Over the past few years, the Company's strategic alliance partners have included: Compassion International, Promise Keepers, Christian Book Distributors, World Vision, FamilyLife, Prison Fellowship, Guideposts for Living, Athletes in Action and more. For-profit alliance partners have included: AOL, LifeMinders, World Magazine, CCM magazine, OnePlace.com, Thomas Kinkade, and others.

WEBCAST EVENT PARTNERSHIPS
Webcasting and broadband entertainment is becoming more of an expected element of content delivery for Websites like CROSSWALK.COM. Because provision of this service is not our core business attribute, we rely on partners like OnePlace.com to provide webcasting services, which when coupled with our audience becomes a benefit to all involved. Our strategy has been to tap into key existing events and to leverage the promotional efforts and built-in constituencies of the content provider organizations. Over the past several years, our primary Webcast initiatives have included: America Prays, the Dove Awards, 10 days, 40 hours and four languages of the Billy Graham Evangelistic Organization's "Amsterdam2000" conference; Stand Up! 2000 National Teen Conference; and numerous artist features on the Entertainment Channel.

WITH THE DEPTH OF CONTENT AND SERVICES WE OFFER AND WITH SMART AND CAUTIOUS INVESTMENTS IN TRAFFIC AND REVENUE GENERATING INITIATIVES, WE ANTICIPATE GROWTH IN OUR POSITION AS THE LEADING WEB PORTAL FOR THE ONLINE CHRISTIAN COMMUNITY. WE HAVE EARNED THE ABILITY TO ACT AS A RESPONSIBLE ADVOCATE FOR THE LARGEST CHRISTIAN COMMUNITY ON THE WEB AND WE EXPECT THAT OUR CONTINUED GROWTH IN TRAFFIC WILL TRANSLATE TO INCREASED AD SALES AND RELATED REVENUES.

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

We believe that currently, we are the only for profit Internet portal venture seeking to serve the Christian community on the Web. However, there are several prominent Websites vying for the attention of the Christian niche. Christianbooks.com, a customer of ours, offers a wide range of products geared to the Christian marketplace. OnePlace.com, a broadcast Website and ICRN (Involved Christian Radio

Network), which focuses on broadcast owned by Salem Communications are now partners with Crosswalk.com and are working together to generate traffic, advertising and expansion of services.

There are still several companies, including nonprofit organizations, which are attempting or may attempt to aggregate Christian or family-friendly content on the Internet. These competitors include; Gospel Communications Network, a not-for-profit Website operated by a division of Gospel Films; Lightsource Online, and, Websites operated by Gaylord Entertainment, which offer broadcast services and the sale of music, respectively; and Christian Answers.Net, a Website operated by Eden Communications, supported entirely by donations, including an area of interest to young Christians and movie reviews.

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

We believe that the principal competitive factors affecting the market for Internet-based marketing services are the speed and quality of service execution; the size, effectiveness and quality of products and services of the participating manufacturers, producers and distributors; competitive pricing; successful marketing and establishment of national brand name recognition; positioning itself as a leading Internet-based marketing service; the volume and quality of traffic to and purchase requests from a Website; and the ability to introduce new services in a timely and cost-effective manner. Many of these competitors may have longer operating histories, greater name recognition and significantly greater financial and other resources than Crosswalk. Moreover there are no substantial technical barriers to entry in our markets. Therefore, it is feasible that this competition may intensify. ALTHOUGH WE BELIEVE THAT WE CURRENTLY COMPETE FAVORABLY WITH RESPECT TO SUCH FACTORS, THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT OR FUTURE COMPETITORS WITH RESPECT TO ANY OF THESE FACTORS.

OPERATIONS AND TECHNOLOGY

We believe that our future success is dependent on our ability to improve continuously the speed and reliability of CROSSWALK.COM, enhance communications functionality with our consumers and maintain the highest level of information privacy and transaction security. Continuous system enhancements are primarily intended to accommodate increased traffic across CROSSWALK.COM, improve the speed with which purchase requests are processed and heighten Website security, which will be increasingly important as we offer new services. System enhancements entail the implementation of sophisticated new technology and system processes, and there can be no assurance that such continuous enhancements may not result in unanticipated system disruptions, such as power loss and telecommunications failures. Our primary servers are located offsite and are maintained by Worldcomm. In addition we maintain certain servers at our corporate headquarters in Chantilly, Virginia. Our servers are vulnerable to interruption by damage from fire, hurricane, power loss, telecommunications failure and other events beyond our control. We believe we have developed comprehensive out-of-state disaster recovery plans to safeguard consumer information. We also maintain business interruption insurance for the actual loss of business income sustained due to the suspension of our operations over a twelve-month period as a result of direct physical loss of or damage to property at our executive offices. However, in the event of a prolonged interruption, it is probable that this business interruption insurance will not be sufficient to fully compensate Crosswalk. In the event that we experience significant system disruptions, our business, results of operations or financial condition could be materially adversely affected.

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

ITEM 2.  PROPERTIES

We currently maintain our executive offices in approximately 13,530 square feet of space at 4100 Lafayette Center Dr. Suite 110, Chantilly, Virginia pursuant to a five-year lease agreement terminating in November 30, 2004 with an unaffiliated third party at an annual rental of approximately $274,000. We have subleased 2,945 square feet of this facility to an unaffiliated third party on a coterminous basis. However, in July 2001, the subtenant filed for bankruptcy and is no longer in business. We were able to initiate a below market month-to-month sublease in September 2001 which is still in place. We receive approximately $38,000 in rent offsets annually from this sublease arrangement. In October 2000, we consolidated our Franklin, Tennessee operations into our Chantilly facility. The lease on the Tennessee facility terminated January 2001. In addition, we also consolidated the functions from our Charlotte, North Carolina, and Roanoke, Virginia offices to Chantilly in January 2001. . The Roanoke office lease expired in February 2001. The North Carolina office lease was terminated in May 2001. Net rent expense for the year ended December 31, 2001 was $241,684.

ITEM 3.  LEGAL PROCEEDINGS

In June 2001, Scott Fehrenbacher, President and Chief Executive Officer of Crosswalk.com, Inc. learned that he was named in criminal proceedings in Orange County Florida involving business matters with his former company prior to joining Crosswalk.com in 1998. The allegations, which do not involve Crosswalk.com directly, are related to a dispute with a former business competitor who was involved in purchasing Mr. Fehrenbacher's successful former business, but which apparently suffered losses since it's sale in 1998. WHILE MANAGEMENT AND DEFENSE COUNSEL BELIEVE THAT AS LIGHT IS SHED ON THIS MATTER, ANY ALLEGATIONS AGAINST SCOTT FEHRENBACHER WILL BE DISMISSED AS BASELESS, HIS ABILITY TO SERVE IN HIS CAPACITY MAY BE IMPACTED BY THE EVENTS OF THIS PROCEEDING. Defense counsel has stated that the State of Florida is currently considering whether to dismiss the charges, or some of them, on its own volition, and is also considering a draft motion to dismiss all charges that defense counsel has prepared and will presently file if the charges are not dismissed by the State of Florida.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 2001, Crosswalk.com, Inc.'s common stock became listed for trading on the NASDAQ SmallCap Market(SM) ("Nasdaq SmallCap") under the symbol "AMEN." From August 1999 to June 2001, our common stock traded on the NASDAQ National Market. See ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resource."

The following table sets forth the ranges of high and low sales prices of Crosswalk common stock for each quarter within the last two fiscal years.


                                                 High              Low
                                                -------          -------
January 1, 2000 through March 31, 2000:         $ 7.813          $ 3.688

April 1, 2000 through June 30, 2000:            $ 4.625          $ 2.000

July 1, 2000 through September 30, 2000:        $ 2.625          $ 1.000

October 1, 2000 through December 31, 2000:      $ 1.813          $ 0.469

January 1, 2001 through March 31, 2001:         $ 1.188          $ 0.500

April 1, 2001 through June 30, 2001:            $ 2.000          $ 0.900

July 1, 2001 through September 30, 2001:        $ 1.400          $ 0.440

October 1, 2001 through December 31, 2001:      $ 0.800          $ 0.490

January 1, 2002 through March 15, 2002:         $ 1.610          $ 0.610

At March 15, 2002 the closing price for Crosswalk common stock, as reported by NASDAQ SmallCap, was $0.87 per share. At March 6, 2002, the number of holders of record of our common stock was 3,767. A number of such holders of record are brokers and other institutions holding shares of common stock in "street name" for more than one beneficial owner.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           Year Ended December 31,
                                                    ------------------------------------------------------------------
                                                     2001 (1)      2000 (2)      1999 (3)        1998        1997 (4)
                                                    ------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating Revenues:
Total operating revenues                            $  4,506.3    $  6,380.9    $  6,898.7    $  1,083.3    $    422.4
                                                    ------------------------------------------------------------------
Cost of goods and services                             1,737.1       2,701.1       3,728.3         636.3         232.4
Crosswalk operations                                   2,774.8       5,517.6       4,795.0       1,529.7         959.6
Sales and marketing                                    1,525.2       3,458.2       6,693.7       1,242.8         837.2
Amortization of goodwill and intangibles               1,682.2       1,182.3         457.3            --            --
General and administrative                             1,507.3       2,310.0       2,521.7       1,353.7         877.7
                                                    ------------------------------------------------------------------
Operating loss                                        (4,720.3)     (8,788.3)    (11,297.3)     (3,679.2)     (2,484.5)
                                                    ------------------------------------------------------------------
Other income (expense)                                   (64.2)        167.9         644.6         222.1      (1,786.7)
Net loss before cumulative effect of a
   change in accounting practice                      (4,784.5)     (8,620.4)    (10,652.7)     (3,457.1)     (4,271.2)
Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition           --      (1,407.6)           --            --            --
                                                    ------------------------------------------------------------------
Net loss                                            $ (4,784.5)   $(10,028.0)   $(10,652.7)   $ (3,457.1)   $ (4,271.2)
                                                    ==================================================================
Net loss per share before cumulative effect of a
   change in accounting practice                        ($0.60)       ($1.11)       ($1.56)       ($0.98)       ($3.31)
Per share effect of a one-time adjustment to
   reflect change in revenue and cost recognition           --         (0.18)           --            --            --
                                                    ------------------------------------------------------------------
Net loss per share (basic and diluted)                  ($0.60)       ($1.29)       ($1.56)       ($0.98)       ($3.31)
                                                    ==================================================================
Weighted average number of shares
outstanding (basic and diluted)                        7,947.6       7,764.5       6,822.6       3,535.5       1,289.5
                                                    ==================================================================
BALANCE SHEET DATA:
Total assets                                        $  6,740.4    $ 11,309.6    $ 19,784.4    $  4,902.6    $  5,787.2
Working capital                                        1,004.8       2,288.6       5,090.7       3,293.2       5,334.3
Total stockholders' equity (deficit)                   5,408.5       9,361.0      16,259.1       4,179.5       3,726.2




(1) Includes $500,000 cash infusion and $300,000 stock subscription receivable from sale of Series "B" preferred stock Also includes $500,000 charge for recognition of goodwill impairment

(2)  Includes $2,000,000 cash infusion from sale of Series "A" preferred stock

(3) Includes $16,338,776 cash infusion from the exercise of 2,841,526 Purchase Warrants outstanding.

(4) Includes recognition of $1,700,000 of interest expense on the Company's junior subordinated notes. These notes were repaid with the proceeds from the Company's IPO during the fourth quarter of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain information in this section may contain "forward-looking statements" within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including, but not limited to, any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, "forward-looking statements" can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its "forward-looking statements" will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's "forward-looking statements." We have identified our "forward-looking statements" in ITALICS throughout this section.

BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of CROSSWALK.COM(TM), an interactive Website, which provides information and resources that the Company believes generally appeals to the Christian and family-friendly community. The information and resources are developed and made available, both by the Company and by Christian and secular retailers, publishers, charities and ministries. In 2001 and 2000, the Company generated revenues through the sale of online and offline advertising and sponsorship agreements; referral fees from co-marketing relationships; and the provision of Internet services to users and third-parties, including webcasting and hosting to Christian organizations. In 2000, the Company abandoned the pursuit of sponsorship agreements, transitioning to an ad sales model. Thus, sponsorship revenues generated in 2001 were in recognition of services provided under contracts signed prior to 2000. Also through the third quarter of 2000, the Company sold music and home schooling products, and thereafter moved to an affiliate model for providing these products online. After the third quarter of 2001, the Company also ceased to provide Internet services to third-parties, as they were not part of the Company's core competency, nor did they provide margins commensurate with the level of effort required to satisfy customers utilizing these services.

Over the last four years, the Company has ventured into numerous revenue models including direct retail, Internet services, including Internet access, and even business to business. MANAGEMENT BELIEVES THAT THE CHANGES IN 2001 BETTER POSITION CROSSWALK.COM TO FOCUS ON AND SUCCEED AS A MULTI-FACETED MEDIA COMPANY REACHING THE CHRISTIAN AND FAMILY-FRIENDLY NICHE. The Company's business model is to leverage this premiere position, by generating advertising revenues from organizations seeking to reach this audience. Online advertisers are organizations that place ads on CROSSWALK.COM, or utilize opt-in email advertising services for which Crosswalk.com receives audience access fees. The Company maintains a double opt-in direct email database of more than 60,000, from which the Company began to generate revenue in June of 2001. Advertisers contract with Crosswalk.com to have their message delivered to these requesting individuals. At most, one direct email is delivered per week, in order to maintain a high level of advertisement response, which averaged 5% in 2001. Advertising revenue is also generated through the Company's six annual card deck issuances distributing awareness of ad clients' products to 225,000 churches in each mailing.

CROSSWALK.COM Website traffic statistics compiled from NetTracker indicate that the Christian and family-friendly niche is loyal to CROSSWALK.COM in terms of repeat visits (more than 40% of visitors return each month), and average length of visit (more than four minutes). The Company's progress in developing CROSSWALK.COM is also evidenced by the growth in average monthly page views and unique visitors to CROSSWALK.COM and webviews related to the thousands of people reached through our e-newsletters. Average monthly page views tallied in the fourth quarter of 2001 reached 23.5 million, up 12% from the 20.8 million for the comparable fourth quarter a year earlier. Unique visitors to CROSSWALK.COM showed similar growth with an average of more than one million per month. In addition, the Company continues to increase its use of email messaging and newsletter distribution requested from the users of crosswalk.com. In the fourth quarter of 2001, more than 16.7 million email impressions per month were generated.

The Company must effectively serve the Christian and family-friendly niche and its advertisers in order to accelerate traffic and thus revenue growth over time. THE COMPANY PLANS TO CONTINUE ENHANCING CROSSWALK.COM IN ORDER TO MAINTAIN ITS LEADERSHIP POSITION AS THE PREFERRED ONLINE RESOURCE FOR CHRISTIANS IN SEARCH OF INFORMATION, INTERACTION AND INVOLVEMENT OPPORTUNITIES THAT HELP THEM APPLY A CHRISTIAN WORLDVIEW ACROSS THE BREADTH OF THEIR LIFE AND INTERESTS.

The content provided by CROSSWALK.COM is presented in the form of different online topical areas or channels. They focus on entertainment, money, home schooling, news and culture, family living, women, travel, bible study, book reviews and spiritual life. CROSSWALK.COM also features online applications like cross-referenced Bible study databases, daily devotionals, stock and mutual fund screening tools, broadcast guide, e-greeting cards, along with services ranging from online shopping, and Internet safety to family-friendly movie reviews. Community-building areas like chat, discussion forums, the largest Christian Website directory; and thirty-five topical and community related e-mail newsletters are a focal point for generating repeat visits to CROSSWALK.COM.

In 2001, the Company continued to serve its niche community through participation in the National Religious Broadcasters convention, where Crosswalk.com received their Internet Award of excellence in serving the Christian community. In addition, Crosswalk.com provided broad coverage of the Gospel Music Association's Dove Awards, which is the premiere awards show for contemporary Christian and gospel music. Finally, the tragedy of September 11, 2001, resulted in a broader awareness and searching for spiritual content which resulted in an over 300% increase in traffic in the news and culture area of CROSSWALK.COM. Content management software provided through Crosswalk.com's agreement with Starwire enabled the Company's editorial staff to efficiently and quickly update and streamline CROSSWALK.COM so as to report on events as they occurred. This led to the Company's critical part in the America Prays event as the nation sought to be comforted and strengthened through the resources at CROSSWALK.COM.

In 2001, the Company set out to make serious reductions in its monthly cash burn rate. To this end, quarter by quarter, in each internal functional area of the Company, a measured but substantial decrease in expenses was implemented which culminated in a 49% decrease in operational expenses and staff reductions from sixty at the outset of 2001, to thirty at the end of December 2001. As part of this overall plan, the Company could no longer afford to offer several free services such as "MyCrosswalk" personalized Web start pages, and free email. Though the Company regretted making these changes, as many users were affected, the Company believes that the end result is a Crosswalk, which is much more efficient and better poised to serve the Christian community and Crosswalk advertisers for the long-term. What further substantiates this is the provision of additional working capital as a result of the Company's sale of $800,000 of Series "B" preferred stock, which closed in January 2002.

The Company has a limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products continues to develop, and may change based on market opportunities, competitive forces, technology and availability of resources for expansion. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to these developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of December 31, 2001, the Company had an accumulated deficit of $36,859,485.

The Company's expense levels are based in part on possible future revenues, of which there can be no assurance. The Company's ability to generate revenue from the commercial sale of advertising space on CROSSWALK.COM is tied to its ability to generate traffic on the Website, and the effectiveness of its sales staff. THE COMPANY PLANS TO CONTINUE TO INCREASE ITS SALES EFFORTS, HOWEVER A SHORTFALL IN REVENUES WITHOUT COMMENSURATE REDUCTIONS IN COST, COULD HAVE AN IMMEDIATE ADVERSE IMPACT ON THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION. The Company expects to experience significant fluctuations in future quarterly operating results, and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to affect the amounts the Company records to amortize its intangibles. During 2002, the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets.


RESULTS OF OPERATIONS
2001 COMPARED TO 2000

NET LOSS

For 2001, the Company reported a net loss of $4,784,514, ($.60) per share, compared to a net loss before cumulative effect of a change in accounting practice of $8,620,449, ($1.11) per share in 2000.

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

The decrease in loss before cumulative effect of a change in accounting practice in 2001 of $3,835,935 (45%) over 2000, was due primarily to an decrease in operational expenditures, the details of which follow, offset in part due to a decrease in gross margin, and a decrease in other income. The decreased loss consisted of a $4,978,661 or 40% decrease in Operating expenses for 2001. Operating expenses as herein described, exclude cost of goods sold. Gross margin decreased by $910,660 or 25% in 2001 over 2000. In 2001, the Company recognized a $500,000 charge for goodwill impairment, $116,785 greater loss on disposal of property and equipment than recorded in 2000, and a $115,281 reduction in interest income due to the decrease in working capital.

OPERATING REVENUES

Revenue for 2001 was $4,506,291 compared to $6,380,943 in 2000. The 2001 performance represents a 29% decline in total revenue over 2000. This reduction of $1,874,652 is mostly attributable to the $1,924,909 reduction in sponsorship and barter revenue recognition, and a $309,250 or 20% reduction on card deck sales, offset by a $697,089 or 35% increase in advertising sales. In addition, $337,582 of the decrease in revenue was due to the Company's decision to phase out Internet services and also the move to an affiliate model for providing products online, such as music and home schooling. THIS TRANSITION HAS ENABLED THE COMPANY, AND ITS AFFILIATED DISTRIBUTORS, THE OPPORTUNITY TO SYNERGISTICALLY FOCUS ON CORE STRENGTHS, WHICH THE COMPANY BELIEVES, WILL GENERATE BETTER MARGINS AND PROVIDE A BETTER EXPERIENCE FOR VISITORS TO CROSSWALK.COM.

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

Pursuant to SAB 101, effective January 1, 2000, the Company elected to change its revenue recognition on these content integration or development fees to a more preferable method whereby revenue will be recognized ratably over the term of the contract. During the year ended December 31, 2001, the impact of the change in accounting was to decrease net loss by approximately $248,000, comprised of the net of the related deferred revenues of $489,000 and costs of $241,000 that were recognized as revenue and cost during 2001. The cumulative effect of this change is to increase the accumulated deficit by approximately $1.4 million at January 1, 2000. Had the change been made at January 1, 1999, revenues for the year ended December 31, 1999 would have been reduced by approximately $2.2 million and the net loss of the Company for the year ended December 31, 1999 would have been increased by $1.4 million or ($0.20) per share.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of commissions and other costs related to delivery of client online content and offline advertising products; retailing Christian interest products on CROSSWALK.COM; and, the provision of Internet services was $1,737,095 and $2,701,087 for the years ended December 31, 2001 and 2000, respectively. The Company's gross margin for 2001 increased to 61% from 58% in 2000. This increase is due primarily to the decrease in barter transactions and the move to dependence on affiliate relationships for product distribution and sales.

CROSSWALK OPERATIONS

Crosswalk.com operational expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements of CROSSWALK.COM, decreased to $2,774,780 in 2001 as compared to $5,517,600 in 2000. The decrease from 2000 to 2001 of $2,742,820 (50%) is mostly due to a $2,242,400 savings directly related to decreased headcount. The next largest contributor was a $574,819 decrease in consulting and content outsourcing expenses as the Company was able to establish cost saving relationships with key third-party content providers by leveraging market positioning as well as reducing content procurement as a result of editorial productivity improvements made available through software investments made by the Company. These savings were somewhat offset by increased costs for capacity, hosting, licensing and maintenance fees of approximately $122,000.

In the fourth quarter of 2001, Crosswalk operations included a $370,000 reduction in expense due to the change of events related to the Starwire contract, which resulted in the Company having to recognize as an asset, software development costs which had been previously recognized as Crosswalk operations expenses during 2001. Therefore, there was no impact to Crosswalk operations expense for the year to year comparison.

SALES AND MARKETING

Sales and marketing expenses decreased in 2001 from 2000 by $1,932,970 (56%) to $1,525,243 from $3,458,213 in 2000. Reductions in sales and marketing expenses occurred primarily as the result of the Company's continued reliance on efficient viral marketing in 2001, in lieu of the more costly cross-media marketing campaigns which included television and print media ads, concert and event sponsorships and online ads and prizes the Company engaged in during 2000. The Company also utilized marketing consultants in 2000, which was curtailed in 2001 resulting in cost savings of about $252,000. In addition, in 2001, the Company eliminated its marketing and communications staff and increased sales and sales staff support resulting in a net reduction in salaries related expenses by approximately $190,000. This was somewhat offset by the $67,000 expense incurred for outsourcing of marketing and communications services.

AMORTIZATION OF GOODWILL AND INTANGIBLES

In 2001, amortization of Goodwill and intangibles was $1,682,235 as compared to $1,182,331 in 2000. This consists primarily of the amortization of goodwill from the 1999 purchase of Wike Associates. A portion of this goodwill is being amortized over five years and a portion over ten years, using the straight-line method. In 2001, the Company recognized a $500,000 goodwill impairment charge to reduce the carrying amount of the Wike Associates, Inc. acquisition consistent with the overall reduction in the market value of Internet companies in general.

GENERAL AND ADMINISTRATIVE

General & administrative (G&A) expenses in 2001 were $1,507,262, a decrease of $802,775 or 35% from $2,310,037 in 2000. The decrease in G&A expense between 2001 and 2000 is largely due to a $410,000 reduction in bad debt expense. The Company also consolidated its remote facilities, which reduced expenses by almost $300,000. In addition, the Company reduced its dependency on professional services, which resulted in year-to-year savings of $161,724. These reductions were partly offset by a $90,000 increase in dividends payable on the Series "A" preferred stock, issued in September 2000.

OTHER INCOME

Other income consists of interest income, net, and the loss on the disposal of property and equipment. In 2001, interest income, net was $83,061 versus $198,342 in 2000. The $115,281 or 58% decrease in 2001 from 2000 was due primarily to the use of investment funds for operations. The Company recorded a loss on disposal of property and equipment of $147,251 in 2001 and $30,466 in 2000.

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

Contributing to the decrease in revenue was the Company's decision to move to an affiliate model for providing products online, such as music and home schooling. THIS TRANSITION HAS ENABLED THE COMPANY, AND ITS AFFILIATED DISTRIBUTORS, THE OPPORTUNITY TO SYNERGISTICALLY FOCUS ON CORE STRENGTHS, WHICH THE COMPANY BELIEVES, WILL GENERATE BETTER MARGINS AND PROVIDE A BETTER EXPERIENCE FOR VISITORS TO CROSSWALK.COM.

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

SALES AND MARKETING

Sales and marketing expenses decreased in 2000 from 1999 by $3,235,516 or 48% to $3,458,213 from $6,693,729 in 1999. Reductions in sales and marketing expenses occurred, as the Company was able to increase registered users and Website traffic through efficient viral marketing in lieu of the more costly cross-media marketing campaign that the Company engaged in during 1999.

AMORTIZATION OF GOODWILL AND INTANGIBLES

In 2000, amortization of Goodwill and intangibles was $1,182,331 as compared to $457,262 in 1999. This consists primarily of the amortization of goodwill from the August 1999 purchase of Wike Associates. A portion of this goodwill is being amortized over five years and a portion over ten years, using the straight-line method.

GENERAL AND ADMINISTRATIVE

General & administrative (G&A) expenses in 2000 were $2,310,037, a decrease of $211,663 or 8% from $2,521,700 in 1999. The decrease in G&A expense between 2000 and 1999 is largely due to a reduction in investor relations expenses of $179,235, consulting services of $144,952 and travel expenses of approximately $41,000, partially offset by increased rent expense of $133,747 and bad debt expense of $82,649.

OTHER INCOME

Other income consists of interest income, net, and loss on the disposal of property and equipment. In 2000, interest income, net was $198,342 versus $666,819 in 1999. The $468,477 or 70% decrease in 2000 from 1999 was due primarily to the use of investment funds for operations. The Company recorded a loss on disposal of property and equipment of $30,466 in 2000 and $22,254 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2001, 2000, and 1999, net cash used in operating activities was $1,864,247, $7,783,019, and $8,766,112, respectively. The decrease of net cash used in operating activities in 2001 was for the most part, a result of decreased expenses. In 2000 the decrease was due mostly to increases in cash revenues.

Net cash provided by investing activities was $964,411 and $5,392,443 for the years ended December 31, 2001 and 2000, respectively and net cash used in investing activities was $10,421,778 for the year ended December 31, 1999.

Net cash provided by financing activities was $528,775, $2,021,675, and $17,781,933, for the years ended December 31, 2001, 2000, and 1999, respectively. At the end of 2001, the net cash provided by financing activities consists primarily of $500,000 from the purchase of Series "B" preferred stock that closed on January 9, 2001, in the total amount of $800,000. The Series "B" preferred stock is convertible into an aggregate of 933,269 shares of Crosswalk.com common stock over the next three years, and will accrue 6% interest per annum payable in cash or the Company's common stock, at the discretion of the Company. The 2000 cash flow from financing activities consisted primarily of the receipt of $2,000,000 from the issuance of 80,000 shares of Series "A" preferred stock on September 29, 2000. The three-year Series "A" preferred stock is convertible into currently at most 2,465,787 shares of common stock. The Series "A" preferred stock will also accrue a 6% dividend per annum. The 1999 cash flow from financing activities consisted of the receipt of $17,781,933 from the exercise of 2,528,451 Common Stock Purchase Warrants, 317,500 Common Stock Underwriter Warrants and 190,870 vested stock options.

One of the Company's primary objectives is to generate cash positive operations. Each quarter, the Company releases its average monthly cash burn rate, which is determined by subtracting cash expenses from cash revenues. In the fourth quarter of 2000 the average monthly cash burn rate was $355,000. In the fourth quarter of 2001 the average monthly cash burn rate was $120,000. The fourth quarter figure did not include the positive impact of a $370,000 reduction in expense due to the change of events related to the Starwire contract, which resulted in the Company having to recognize as an asset, software development costs that had been previously recognized as Crosswalk operations expense during 2001.

The Company's balance sheets have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company had incurred, and continues to incur losses from operations. In addition, the Company has limited working capital as of December 31, 2001. These factors could limit the Company's ability to continue as a going concern.

THE COMPANY CURRENTLY ANTICIPATES THAT ITS $1,004,821 OF WORKING CAPITAL BALANCE AT DECEMBER 31, 2001, WILL BE SUFFICIENT TO MEET THE COMPANY'S ANTICIPATED WORKING CAPITAL, LEASE COMMITMENTS, AND CAPITAL EXPENDITURE REQUIREMENTS FOR THE NEXT TWELVE MONTHS. MANAGEMENT BELIEVES THAT THE COMPANY'S ABILITY TO SUSTAIN OPERATIONS IS BASED ON REVENUE GENERATION AT A LEVEL OF APPROXIMATELY 70% OF THE $4,506,291OF REVENUE RECORDED IN 2001.

The Company has made the necessary changes in personnel, training and support to make the sales team as productive as possible with available resources. The Company has five salesmen with combined sales experience of more than thirty years. The Company sells advertising on CROSSWALK.COM and off-line card deck advertisements that are distributed to some 225,000 pastors and lay leaders. The Company has embraced and delivered new online ad-delivery products including pop-ups, direct email, fly-over banners and multimedia venues. The Company believes that it has recovered from changes in personnel that have impacted the card deck sales and resulted in a repackaging of sales offerings to a bundled approach where clients can work with a single sales person for both online and offline advertising. IN 2002, THE COMPANY EXPECTS TO IMPROVE THIS YET FURTHER BY LAUNCHING A PASTORS CHANNEL REPLETE WITH CONTENT DEDICATED TO CHURCH LEADERSHIP, WHERE ADVERTISERS CAN REINFORCE THEIR PRODUCT OFFERINGS TO THE BENEFIT OF THE PASTORS' MINISTRY AND CONGREGATION. A POTENTIAL REVENUE GENERATING COLLEGE DIRECTORY WILL ALSO BE INTRODUCED AS A RESOURCE FOR YOUTH PASTORS AND PARENTS WHOSE CHILDREN MAY BE INTERESTED IN ATTENDING ONE OF THE MORE THAN 400 CHRISTIAN COLLEGES OR UNIVERSITIES IN THE U.S.

IN ADDITION, IN 2002, ONE OF THE COMPANY'S OBJECTIVES IS TO ASSIST CLIENTS, WHILE INCREASING CONTENT AND SALES, THROUGH FORMING PRINT MEDIA COALITIONS WHEREBY THE SALES STAFF WOULD ALSO BE ABLE TO OFFER PRINT MEDIA ADVERTISING AS PART OF THE BUNDLED APPROACH TO BECOME MORE OF A TOTAL SOLUTION FROM A SINGLE SOURCE FOR ADVERTISERS TO REACH THE CHRISTIAN NICHE. Part of this solution continues to be increased sales of weekly direct emails where ad clients have detailed demographic exposure to a growing list of more than 60,000 double opt-in subscribers. Advertisers through this medium have averaged a 5% response rate, which is indicative of the loyalty of the niche served by Crosswalk. Plans are also in place to apply proven survey delivery capabilities by working with advertising agencies to increase revenue through the provision of valuable survey data. THE COMPANY BELIEVES THAT THESE INITIATIVES WILL GENERATE INCREASED REVENUES WITHOUT SIGNIFICANT INCREMENTAL INVESTMENT AND BETTER SERVE BOTH CLIENTS AND THE CHRISTIAN COMMUNITY.

THE COMPANY ALSO BELIEVES THAT THE STRATEGIC RELATIONSHIP ENTERED INTO IN FEBRUARY 2002 WITH AOL AND THE PURSUANT CONTENT SHARING ARRANGEMENT WILL RESULT IN INCREASED TRAFFIC TO CROSSWALK.COM AND BROADEN EXPOSURE AND REACH FOR ADVERTISERS, LEADING TO A GROWING NUMBER OF OTHER STRATEGIC RELATIONSHIPS THAT WILL BE CRITICAL TO MEETING REVENUE GROWTH OBJECTIVES.

The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to ultimately attain profitability. There is no assurance that the current working capital will be sufficient to meet the Company's growth needs or that additional financing will be available to the Company or that such financing will be available on acceptable terms.

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

OUTLOOK AND UNCERTAINTIES
-------------------------
The Company's future financial condition and results are subject to substantial risks and uncertainties, some of which are summarized in this section.

OUR REVENUE MODEL PRIMARILY DEPENDS ON THE EFFECTIVENESS OF THE INTERNET AS AN ADVERTISING MEDIUM AND OUR ABILITY TO ATTRACT AND EXPAND OUR USER AND ADVERTISER BASE

We currently derive and expect to continue deriving a significant portion of our revenues from advertisements and sponsorships on CROSSWALK.COM. Accordingly, our future success is highly dependent on the growth of the Internet as an advertising medium and our ability to attract and expand our user and advertiser base. Our ability to sustain and increase our current level of advertising revenues depends, in part, on our ability to hire, retain, manage, train and motivate our internal sales force. If a significant portion of our sales force leaves, we may not be able to compete effectively for or retain current and potential advertisers.

In addition, for the Internet to be recognized as an effective advertising mechanism, particularly by those companies that have historically relied upon other forms of media, Crosswalk.com must be able to convince advertisers that promoting their products or services on the Internet is more effective than other forms of media. Most of our current and potential advertising customers, however, do not have a long history of using the Internet as an advertising medium to reach the Christian and family-friendly niche, and thus continue to allocate only a limited portion of their advertising budgets to Internet advertising. Moreover, because the Internet advertising market is relatively new and rapidly evolving, there are limited widely accepted standards or measurements for gauging its effectiveness. As a result, our advertisers may challenge or refuse to accept our internal or third-party measurements of advertisement delivery, and such measurements may contain errors. If advertisers determine that Internet advertising is not an effective advertising medium, then we may not be able to increase or sustain our current advertising revenues. Likewise, since companies advertising on the Internet typically prefer to advertise on high-traffic sites, our ability to increase our advertising revenue will depend in large part on our ability to attract more users to our Web site.

The competition we face in the sale of advertising has resulted and will continue to result in a wide range of rates quoted by different vendors for a variety of products and services. This, combined with a limitation on the type and content of advertising acceptable to management for use on CROSSWALK.COM, makes it very difficult to project our future levels of Internet advertising revenue.

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

OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE AND COULD AFFECT YOUR ABILITY TO SELL SHARES AT ATTRACTIVE PRICES

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock traded as high as $2.00 per share and as low as $0.44 between January 1, 2001 and December 31, 2001. This volatility may continue. Some of the factors that could lead to this type of volatility include: o Price and volume fluctuations in the stock market at large that do not relate to our operating performance;

o    Fluctuations in our quarterly revenue and operating results;

o    Structure of future capitalization, if any;

o    Announcements of product releases by us or our competitors;

o    Any loss of key management;

o    Announcements of acquisitions and/or partnerships by us or our competitors;

o General economic conditions and general market volatility of Internet-related stocks; and

o Increases in outstanding shares of common stock, including upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

WE CANNOT PREDICT THE EFFECT THAT THE POTENTIAL EXERCISE OF EXISTING OPTIONS AND WARRANTS OR THE CONVERSION OF PREFERRED STOCK WILL HAVE ON OUR COMMON STOCK

As of December 31, 2001, there were 7,959,721 shares of common stock outstanding and 2,346,049 shares of common stock issuable upon the exercise of outstanding warrants and options. In addition, there are currently at most, 3,399,056 shares of common stock issuable upon the conversion of Series "A" and Series "B" preferred stock. We are unable to predict the effect that any subsequent sales of securities by our existing shareholders may have on the then-prevailing market price of our common stock, although such sales could have depressive effect on such market price. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices of the common stock and could impair our ability to raise capital through the sale of its equity securities.

WE ARE SUBJECT TO THE NASDAQ SMALLCAP MARKET LISTING ELIGIBILITY AND MAINTENANCE REQUIREMENTS AND OUR STOCK COULD BE AFFECTED IF WE FAIL TO MAINTAIN THESE REQUIREMENTS.

Under the current rules relating to the continued listing of securities on the Nasdaq SmallCap Market, a company must maintain (a) at least $2,500,000 in equity (b) public float of at least 500,000 shares, (c) market value of public float of at least $1,000,000, and (d) a minimum bid price of $1.00 per share. If we are not able to maintain these listing requirements, we may be downgraded to Over the Counter status.

If we should experience losses from operations, we may be unable to maintain the standards for continued listing and our common stock could be subject to delisting from the Nasdaq SmallCap Market. Trading, if any, in our common stock would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock .

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

WE MAY NOT BE ABLE TO SECURE FUNDING IN THE FUTURE, IF REQUIRED, TO OPERATE OUR BUSINESS

WE HAVE HAD SIGNIFICANT OPERATING LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS SINCE INCEPTION AND EXPECT THIS TO CONTINUE OPERATING AT A LOSS FOR THE NEXT YEAR. ALTHOUGH WE BELIEVE THAT OUR PRESENT CASH AND CASH EQUIVALENTS, WORKING CAPITAL AND COMMITMENTS FOR ADDITIONAL EQUITY INVESTMENTS WILL BE ADEQUATE TO SUSTAIN OUR CURRENT LEVEL OF OPERATIONS THROUGH THE END OF 2002, WE MAY NEED TO RAISE ADDITIONAL FUNDS TO EXPAND OUR MARKETING INITIATIVES AND TO ACCELERATE THE GROWTH OF THE BUSINESS. We may also need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. In addition, we may discover that we have underestimated our working capital needs, and we may need to obtain additional funds to sustain our operations. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the our shareholders will be reduced and such securities may have rights, preferences or privileges senior to those of our existing common stock shareholders. Additional financing at prices below $0.85 per share will also trigger further dilution on the conversion of the Series "A" and Series "B" preferred stock. Issuance of more than 1,585,000 shares of common stock pursuant to conversion of the Series "A" preferred stock at a price below $1.50 per share, the closing price on the date of the bindaing agreement, is contingent upon shareholder approval, which the Board of Directors is seeking in the 2002 proxy solicitation. All of these factors may make it difficult for us to generate further financing and thus there can be no assurance that additional financing will be available on favorable terms, or at all, and this could have a material adverse effect on our business, results of operations and financial condition.

CHIEF EXECUTIVE'S INVOLVEMENT IN LEGAL PROCEEDING MAY IMPACT COMPANY

In June 2001, Scott Fehrenbacher, President and Chief Executive Officer of Crosswalk.com, Inc. learned that he was named in criminal proceedings in Orange County Florida involving business matters with his former company prior to joining Crosswalk.com in 1998. The allegations, which do not involve Crosswalk.com directly, are related to a dispute with a former business competitor who was involved in purchasing Mr. Fehrenbacher's successful former business, but which apparently suffered losses since it's sale in 1998. Defense counsel has prepared a draft motion to dismiss all charges against Mr. Fehrenbacher and will presently file that motion if the charges are not previously dismissed by the prosecutor of his own volition. WHILE MANAGEMENT AND DEFENSE COUNSEL BELIEVE THAT AS LIGHT IS SHED ON THIS MATTER, ANY ALLEGATIONS AGAINST SCOTT FEHRENBACHER WILL BE DISMISSED AS BASELESS, HIS ABILITY TO SERVE IN HIS CAPACITY MAY BE IMPACTED BY THE EVENTS OF THIS PROCEEDING. Defense counsel has stated that the State of Florida is currently considering whether to dismiss the charges, or some of them, on its own volition, and is also considering a draft motion to dismiss all charges that defense counsel has prepared and will presently file if the charges are not dismissed by the State of Florida.

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

(a)      EXHIBITS:

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
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

10.48### Employment Agreement between Registrant and Scott Fehrenbacher dated March 16, 2001

11         Statement of computation of earnings per share

23.1       Consent of Ernst & Young LLP



+ Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

* Incorporated by reference to the Company's Registration Statement Post Effective Amendment No. 1 to Form SB-2 declared effective by the Securities and Exchange Commission on July 2, 1998, SEC File No. 333-25937

# Incorporated by reference to the Company's Registration Statement on Form 10-KSB declared effective by the Securities and Exchange Commission on March 20, 1998, SEC File No. 333-25937

** Incorporated by reference to the Company's Registration Statement on Form 10-KSB declared effective by the Securities and Exchange Commission on March 22, 1999, SEC File No. 333-25937

## Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders

*** Incorporated by reference to the Company's Registration Statement on Form 10-K declared effective by the Securities and Exchange Commission on March 30, 2000, SEC File No. 333-25937

### Incorporated by reference to the Company's Registration Statement on Form 10-K declared effective by the Securities and Exchange Commission on March 23, 2001, SEC File No. 333-25937




(b)  Reports on Form 8-K

None during the fourth quarter of 2001.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Crosswalk.com, Inc.


March 27, 2002            By: /s/ Scott Fehrenbacher
                              --------------------------------------
                              Scott Fehrenbacher,
                              Chief Executive Officer and President and director



March 27, 2002            By: /s/ Gary A. Struzik
                              --------------------------------------
                              Gary A. Struzik, Chief Financial Officer
                              and Secretary, Chief Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 27,  2002           By: /s/ Scott Fehrenbacher
                              --------------------------------------
                              Scott Fehrenbacher,
                              Chief Executive Officer and President and director



March 27, 2002            By: /s/ James G. Buick
                              --------------------------------------
                              James G. Buick,
                              Chairman of the Board  of  Directors



March 27, 2002            By: /s/ Gary A. Struzik
                              --------------------------------------
                              Gary A. Struzik, Chief Financial Officer
                              and Secretary, Chief Accounting Officer



March 27, 2002            By: /s/ Eric L. Oliver
                              --------------------------------------
                              Eric L. Oliver, director



March 27, 2002            By: /s/ Bruce E. Edgington
                              --------------------------------------
                              Bruce E. Edgington, director

March 27, 2002            By: /s/ Clay T. Whitehead
                              --------------------------------------
                              Clay T. Whitehead, director



March 27, 2002            By: /s/ Earl E. Gjelde
                              --------------------------------------
                              Earl E. Gjelde, director



March 27, 2002            By: /s/ W.R. 'Max' Carey
                              --------------------------------------
                              W.R. 'Max' Carey, director



March 27, 2002            By: /s/ Jon M. Morgan
                              --------------------------------------
                              Jon M. Morgan, director














INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 11               Statement of computation of earnings per share
 23.1             Consent of Ernst & Young LLP

                               Crosswalk.com, Inc.
                               -------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------






                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT AUDITORS                                              F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance sheets at December 31, 2000 and 2001                             F-3

   Statements of operations for the years ended December 31,
       1999, 2000 and 2001                                                  F-4

   Statements of stockholders' equity for the years ended
       December 31, 1999, 2000 and 2001                                     F-5

   Statements of cash flows for the years ended December 31,
       1999, 2000 and 2001                                                  F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7 - F-16

The Board of Directors and Stockholders
Crosswalk.com, Inc.


We have audited the consolidated balance sheets of Crosswalk.com, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crosswalk.com, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Crosswalk.com, Inc. will continue as a going concern. As more fully described in Note B, the Company has incurred recurring operating losses and has limited working capital as of December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note O to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition.


/s/ Ernst & Young LLP
McLean, Virginia
February 12, 2002

CROSSWALK.COM, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,      DECEMBER 31,
                                                                                       2000              2001
                                                                                   ------------      ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $  1,272,256      $    901,195
   Short-term investments                                                               936,737            51,777
   Accounts receivable including unbilled receivables of $54,646
      and $55,568 at December 31, 2000 and 2001, respectively                         1,200,591           656,130
   Stock subscription receivable                                                             --           300,000
   Deferred costs                                                                       356,842           114,519
   Notes receivable from officers                                                        22,111            17,856
   Other current assets                                                                  37,559                --
                                                                                   ------------      ------------
        Total current assets                                                          3,826,096         2,041,477
                                                                                   ------------      ------------

LONG TERM INVESTMENTS                                                                   619,546           131,227

PROPERTY AND EQUIPMENT, net                                                           1,452,311           931,180

OTHER ASSETS:
   Deposits                                                                              91,151            61,795
   Deferred costs                                                                        64,083               609
   Intangible assets, net                                                             5,256,366         3,574,131
                                                                                   ------------      ------------
        Total other assets                                                            5,411,600         3,636,535
                                                                                   ------------      ------------
TOTAL ASSETS                                                                       $ 11,309,553         6,740,419
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $    428,964      $    252,595
   Accrued liabilities                                                                  598,578           627,373
   Deferred revenue                                                                     509,946           156,688
                                                                                   ------------      ------------
        Total current liabilities                                                     1,537,488         1,036,656
                                                                                   ------------      ------------

OTHER LIABILITIES:
   Accounts payable                                                                     105,002           123,027
   Deferred revenue                                                                     227,649           128,456
   Other liabilities                                                                     78,415            43,817

COMMITMENTS                                                                                  --                --

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding at December 31, 2001                    80                80
     80,000 Series "B" shares none issued and outstanding at December 31, 2001               --                --
   Common stock, $.01 par value, 20,000,000 shares authorized;
     7,926,971 and 7,959,721 shares issued and outstanding at December
     31, 2000 and December 31, 2001, respectively                                        79,270            79,597
   Common stock warrants                                                                127,660           127,660
   Additional paid-in capital                                                        41,228,118        42,056,566
   Accumulated deficit                                                              (32,074,972)      (36,859,485)
   Accumulated other comprehensive gain:
     Net unrealized gain on available-for-sale securities                                   843             4,045
                                                                                   ------------      ------------
        Total stockholders' equity                                                    9,360,999         5,408,463
                                                                                   ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 11,309,553      $  6,740,419
                                                                                   ============      ============


                             See accompanying notes                          F-3

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                             1999              2000              2001
                                                         ------------      ------------      ------------
OPERATING REVENUES                                       $  6,898,746      $  6,380,943      $  4,506,291

OPERATING EXPENSES:

   Cost of goods and services                               3,728,276         2,701,087         1,737,095
   Crosswalk operations                                     4,795,061         5,517,600         2,774,780
   Sales and marketing                                      6,693,729         3,458,213         1,525,243
   Amortization of goodwill and intangibles                   457,262         1,182,331         1,682,235
   General and administrative                               2,521,700         2,310,037         1,507,262
                                                         ------------      ------------      ------------
        Total operating expenses                           18,196,028        15,169,268         9,226,615
                                                         ------------      ------------      ------------

LOSS FROM OPERATIONS                                      (11,297,282)       (8,788,325)       (4,720,324)

OTHER INCOME (EXPENSE):
   Interest income, net                                       666,819           198,342            83,061
   Loss on disposal of property and equipment                 (22,254)          (30,466)         (147,251)
                                                         ------------      ------------      ------------
        Total other income (expense)                          644,565           167,876           (64,190)
                                                         ------------      ------------      ------------
Net loss before cumulative effect of a
   change in accounting practice                         $(10,652,717)     $ (8,620,449)     $ (4,784,514)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition                  --        (1,407,589)               --
                                                         ------------      ------------      ------------

NET LOSS                                                 $(10,652,717)     $(10,028,038)     $ (4,784,514)
                                                         ============      ============      ============


Amounts per common share:
Net loss before cumulative effect of a
   change in accounting practice                         $      (1.56)     $      (1.11)     $      (0.60)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition                  --             (0.18)               --
                                                         ------------      ------------      ------------

Net loss per common share (basic and diluted)            $      (1.56)     $      (1.29)     $      (0.60)
                                                         ============      ============      ============

Weighted average number of common shares outstanding        6,822,575         7,764,513         7,947,555
                                                         ============      ============      ============







                             See accompanying notes                          F-4

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         PREFERRED STOCK                COMMON STOCK           ADDITIONAL
                                                  ---------------------------------------------------------      PAID-IN
                                                     SHARES         AMOUNT         SHARES         AMOUNT         CAPITAL
                                                  ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1998                                  --   $         --      4,034,956   $     40,349   $ 14,868,630

Issuance of common stock                                    --             --         26,350            264        202,619
Issuance of common stock pursuant to business
    combination, net of offering cost of $9,901             --             --        494,845          4,948      4,785,146
Common stock issued pursuant to exercise of
    underwriter warrants                                    --             --        317,500          3,175      2,676,527
Common stock issued pursuant to warrants
    exercised net of offering costs of $33,647              --             --      2,528,451         25,285     15,018,724
Common stock issued pursuant to exercise of
    stock options                                           --             --        190,870          1,909        605,276
Net loss                                                    --             --             --             --             --
                                                  ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1999                                  --   $         --      7,592,972   $     75,930   $ 38,156,922

Issuance of common stock                                    --             --          6,362             64          7,629
Issuance of common stock pursuant to marketing
    agreement, net of offering costs of $23,598             --             --        309,441          3,094      1,018,557
Issuance of Series "A" preferred stock, net of
    offering costs of $7,511                            80,000             80             --             --      1,992,409
Common stock issued pursuant to exercise of
    stock options                                           --             --         18,196            182         52,602
Net loss                                                    --             --             --             --             --
                                                  ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2000                              80,000   $         80      7,926,971   $     79,270   $ 41,228,118

Investment in Series "B" preferred stock                    --             --             --             --        800,000
Common stock issued pursuant to exercise of
    stock options                                           --             --         32,750            327         28,448
Net loss                                                    --             --             --             --             --
                                                  ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2001                              80,000   $         80      7,959,721   $     79,597   $ 42,056,566
                                                  ============   ============   ============   ============   ============
























                                                                                 ACCUMULATED
                                                     COMMON                         OTHER
                                                     STOCK       ACCUMULATED    COMPREHENSIVE     TOTAL
                                                    WARRANTS        DEFICIT      GAIN/(LOSS)      EQUITY
                                                  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1998                        $    666,722   $(11,394,215)  $     (1,991)  $  4,179,495

Issuance of common stock                                    --             --             --        202,883
Issuance of common stock pursuant to business
    combination, net of offering cost of $9,901             --             --             --      4,790,094
Common stock issued pursuant to exercise of
    underwriter warrants                                    --             --             --      2,679,702
Common stock issued pursuant to warrants
    exercised net of offering costs of $33,647        (539,062)            --             --     14,504,947
Common stock issued pursuant to exercise of
    stock options                                           --             --             --        607,185
Net loss                                                    --    (10,652,718)       (52,488)   (10,705,206)
                                                  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1999                        $    127,660   $(22,046,933)  $    (54,479)  $ 16,259,100

Issuance of common stock                                    --             --             --          7,693
Issuance of common stock pursuant to marketing
    agreement, net of offering costs of $23,598             --             --             --      1,021,650
Issuance of Series "A" preferred stock, net of
    offering costs of $7,511                                --             --             --      1,992,489
Common stock issued pursuant to exercise of
    stock options                                           --             --             --         52,784
Net loss                                                    --    (10,028,038)        55,321     (9,972,717)
                                                  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2000                        $    127,660   $(32,074,971)  $        842   $  9,360,999

Investment in Series "B" preferred stock                    --             --             --        800,000
Common stock issued pursuant to exercise of
    stock options                                           --             --             --         28,775
Net loss                                                    --     (4,784,514)         3,203     (4,781,311)
                                                  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2001                        $    127,660   $(36,859,485)  $      4,045   $  5,408,463
                                                  ============   ============   ============   ============






                             See accompanying notes                          F-5

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------------------
                                                                              1999                2000                2001
                                                                          ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(10,652,717)       $(10,028,038)       $ (4,784,514)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                                453,656             785,174             785,951
   Amortization of intangible assets                                           457,262           1,182,331           1,182,235
   Goodwill impairment                                                              --                  --             500,000
   Loss on disposal of property and equipment and intangible assets             22,254              30,466             147,251
   Stock compensation expense                                                  105,576               7,693                  --
   Common stock issued in lieu of cash for advertising                              --           1,045,249                  --
   Changes in operating assets and liabilities:
      Accounts receivable                                                   (1,803,148)            954,964             544,461
      Notes receivable from officers                                            55,500              15,389               4,255
      Deposits                                                                (105,212)             70,124              29,356
      Deferred costs                                                          (116,196)           (259,799)            305,797
      Other current assets                                                     (17,711)             (9,809)             37,559
      Accounts payable                                                       2,475,339          (2,065,894)           (158,344)
      Accrued and other liabilities                                            320,010            (184,458)             (5,803)
      Deferred revenue                                                          39,275             673,590            (452,451)
                                                                          ------------        ------------        ------------
         Net cash used in operating activities                              (8,766,112)         (7,783,019)         (1,864,247)
                                                                          ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (2,001,862)           (420,249)           (430,781)
   Proceeds from sale of property, equipment and intangible assets                  --                  --              18,710
   Purchase of intangible assets                                            (1,982,397)                 --                  --
   Sales and maturities of investments                                       9,589,960           6,965,464           1,867,856
   Purchase of investments                                                 (16,027,479)         (1,152,772)           (491,374)
                                                                          ------------        ------------        ------------
         Net cash (used in) provided by investing activities               (10,421,778)          5,392,443             964,411
                                                                          ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock                                    --           1,992,489             500,000
   Net proceeds from issuance of common stock and warrants                  17,781,933              52,784              28,775
   Cost of issuing common stock in lieu of cash                                     --             (23,598)                 --
                                                                          ------------        ------------        ------------
         Net cash provided by financing activities                          17,781,933           2,021,675             528,775
                                                                          ------------        ------------        ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (1,405,957)           (368,901)           (371,061)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 3,047,115           1,641,157           1,272,256
                                                                          ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $  1,641,157        $  1,272,256        $    901,195
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

B.  MANAGEMENT'S PLANS REGARDING GOING CONCERN

The Company's balance sheets have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company had incurred, and continues to incur losses from operations. In addition, the Company has limited working capital as of December 31, 2001. These factors could limit the Company's ability to continue as a going concern.

The Company currently anticipates that its $1,004,821 of working capital balance at December 31, 2001, will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the next twelve months. Management believes that the Company's ability to sustain operations is based on revenue generation at a level of approximately 70% of the revenue recorded in 2001.

The Company has made the necessary changes in personnel, training and support to make the sales team as productive as possible with available resources. The Company has five salesmen with combined sales experience of more than thirty years. The Company sells advertising on CROSSWALK.COM and off-line card deck advertisements that are distributed to some 225,000 pastors and lay leaders. The Company has embraced and delivered new online ad-delivery products including pop-ups, direct email, fly-over banners and multimedia venues. The Company believes that it has recovered from changes in personnel which have impacted the card deck sales and resulted in a repackaging of sales offerings to a bundled approach where clients can work with a single sales person for both online and offline advertising. In 2002, the Company expects to improve this yet further by launching a Pastors Channel replete with content dedicated to church leadership where advertisers can reinforce their product offerings to the benefit of the pastors' ministry and congregation. A potential revenue generating College Directory will also be introduced as a resource for youth pastors and parents whose children may be interested in attending one of the more than 400 Christian colleges or universities in the U.S.

In addition, in 2002, one of the Company's objectives is to assist clients, while increasing content and sales, through forming print media coalitions whereby the sales staff would also be able to offer print media advertising as part of the bundled approach to become more of a total solution from a single source for advertisers to reach the Christian niche. Part of this solution continues to be increased sales of weekly direct emails where ad clients have detailed demographic exposure to a growing list of more than 60,000 double opt-in subscribers. Advertisers through this medium have averaged a 5% response rate, which is indicative of the loyalty of the niche served by Crosswalk. Plans are also in place to apply proven survey delivery capabilities by working with advertising agencies to increase revenue through the provision of valuable survey data. The Company believes that these initiatives will generate increased revenues without significant incremental investment and better serve both clients and the Christian community.

The Company also believes that the strategic relationship entered into in February 2002 with AOL and the pursuant content sharing arrangement will result in increased traffic to CROSSWALK.COM and broaden exposure and reach for advertisers, leading to a growing number of other strategic relationships that will be critical to meeting revenue growth objectives.

The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to ultimately attain profitability. There is no assurance that the current working capital will be sufficient to meet the Company's growth needs or that additional financing will be available to the Company or that such financing will be available on acceptable terms.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


C.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. Certain items in the accompanying 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

Use of estimates - Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

The Company's marketable securities are classified as available-for-sale as of the balance sheet dates, and are reported at fair value with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale investments are reported in other income or expense as incurred.

Fair value of financial instruments - The carrying value of cash and cash equivalents, investments, and accounts receivable approximate fair value because of the relatively short maturity of these instruments.

Depreciation and amortization - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the life of the asset or the remaining lease term. Intangible assets are amortized over useful lives of five to ten years using the straight-line method. Amortization expense includes three capital leases amortized over 36 and 48 month periods for Web server computer equipment and a telephone system, respectively. Costs for the repair and maintenance of property and equipment are expensed as incurred.

Impairment of long-lived assets - The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or matter in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in reaction to the operating performance of the business and future discounted and nondiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value. In 2001, the Company recorded an impairment loss of $500,000.

Revenue recognition - Beginning January 1, 2000, the Company's revenues were primarily derived from the sale of banner advertising. Advertising revenues are recognized in the period in which the advertisement is displayed and collection of the resulting receivable is probable.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


C.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's revenue model prior to January 1, 2000, included significant revenues from third-party sponsorships for prime Website exposure in which the Company recognized nonrefundable revenue upon completing the integration of a sponsor's Web-based material onto the Crosswalk.com site. The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000, and recognizes such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the year ended December 31, 2001, the impact of the change in accounting was to decrease net loss by $247,807, or $0.03 per share, comprised of the net of the related deferred revenues and costs that were recognized as revenue and cost during 2001. During the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $421,000, or $0.05 per share, comprised of the $1.4 million cumulative effect of the change as described above ($0.18 per share), net of $986,000 of the related deferred revenues and costs that were recognized as revenue and cost during 2000 ($0.13 per share). Had the change been made at January 1, 1999, revenues for the year ended December 31, 1999 would have been reduced by approximately $2.2 million and the net loss of the Company for the year ended December 31, 1999 would have been increased by $1.4 million or ($0.20) per share.

Barter transactions, at approximately fifteen percent and six percent of revenues for the years ended December 31, 2000 and 2001 respectively, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions. Barter transactions consist of providing web development services in return for advertising space in the customer's magazine, and website presence on CROSSWALK.COM in exchange for advertising space on the customer's Website, other Web-related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

Net loss per common share - The Company reports basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net loss available to common stockholders, adjusted by the assumed conversion of any potential common share equivalents, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding.

Comprehensive income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the years ended December 31, 1999, 2000 and 2001, the Company's comprehensive loss was $10,705,206, $9,972,717 and $4,781,312, respectively.

Stock-based compensation - The Company accounts for its stock-based compensation in accordance with APB 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", which uses the intrinsic value method. As required by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company has disclosed the pro forma impact on the consolidated financial statements assuming the measurement provisions of SFAS No. 123 had been adopted.

Deferred costs - Deferred costs consist of contract costs, insurance costs, software maintenance, investor relations, license fees, and deferred barter costs associated with revenue deferred pursuant to compliance with SEC Staff Accounting Bulletin No. 101. The software maintenance and license fees are ratably expensed over the life of the maintenance and license agreements. The contract and investor relation fees are charged to expense once the services associated with these fees have been delivered to the Company. Insurance costs are ratably expensed over the life of the policy for which premiums have been paid. The barter costs are recognized as services are rendered.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


C.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Income taxes - The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured) using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Advertising expense - All advertising costs are expensed when incurred. Advertising expenses were approximately $5,092,000, $1,725,000, and $162,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

D.  CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

The Company invests in U.S. government bonds, treasury notes and corporate bonds. All highly liquid instruments with current maturities of three months or less are considered cash equivalents; those with current maturities greater than three months but less than twelve months from the balance sheet date are considered short-term investments; and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The cost of securities sold is determined by the specific identification method.

Securities available-for-sale in the accompanying balance sheets at December 31, 2000 and 2001 total $2,070,863 and $183,004, respectively. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of December 30, 2000 and 2001 are as follows:

                                                                   GROSS UNREALIZED  GROSS UNREALIZED
                                 MARKET VALUE       COST BASIS          GAINS             LOSSES
                                  ----------        ----------        ----------        ----------
U.S. Govt. Debt Securities        $1,556,283        $1,555,268        $    1,022        $       (9)
Municipal Debt Securities                 --                --                --                --
Corporate Debt Securities            514,580           514,751                --              (170)
                                  ----------        ----------        ----------        ----------
Total at December 31, 2000        $2,070,863        $2,070,019        $    1,022        $     (179)
                                  ==========        ==========        ==========        ==========

U.S. Govt. Debt Securities        $  131,227        $  127,934        $    3,293        $       --
Municipal Debt Securities             15,336            15,150               186                --
Corporate Debt Securities             36,441            35,875               566                --
                                  ----------        ----------        ----------        ----------
Total at December 31, 2001        $  183,004        $  178,959        $    4,045        $       (0)
                                  ==========        ==========        ==========        ==========

The Company recorded a net realized loss of $33,938 and a net realized gain of $4,775 for the years ended December 31, 2000 and 2001, respectively.

E.  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consisted of the following at December 31,:

                                     2000              2001
                                  ----------        ----------
    Computer equipment            $1,490,671        $1,244,300
    Office furniture                 237,368           206,701
    Leasehold improvements            51,972            26,999
    Capital leases                    71,200            82,591
    Office equipment                  17,702            16,211
    Software                       1,017,849         1,111,953
                                  ----------        ----------
                                   2,886,762         2,688,755
    Less: accumulated
    depreciation and amortization (1,434,451)       (1,757,575)
                                  ----------        ----------
                                  $1,452,311        $  931,180
                                  ==========        ==========

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


F.  ACCRUED LIABILITIES

    Accrued liabilities consisted of the following at December 31,:

                                               2000              2001
                                            ----------        ----------
    Accrued wages and benefits              $  263,554        $  197,306
    Accrued hosting & content expenses         101,586           114,880
    Accrued dividends payable                   30,000           150,000
    Capital lease obligations                   17,438            23,142
    Other                                      186,000           142,045
                                            ----------        ----------
                                            $  598,578        $  627,373
                                            ==========        ==========

G.  INCOME TAXES

There was no income tax expense or benefit to report for the years ended December 31, 1999 through December 31, 2001. A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows for the years ended December 31,:

                                                      1999                 2000                 2001
                                                  ------------         ------------         ------------
    Computed at the expected statutory rate       $ (3,621,000)        $ (3,410,000)        $ (1,617,000)
    State income tax - net of federal tax benefit     (426,000)            (400,000)            (190,000)
    Intangible amortization                            162,500              360,000              455,000
    Interest expense on restricted stock              (114,900)                  --                   --
    Less valuation allowance                         3,999,400            3,450,000            1,352,000
                                                  ------------         ------------         ------------
    Income taxes                                  $         --         $         --         $         --
                                                  ------------         ------------         ------------

Deferred tax assets and liabilities at December 31, 2000 and 2001 were as follows:

                                                      2000                 2001
                                                  ------------         ------------
    Deferred tax assets:
       Net operating loss carryforward               9,966,000           11,046,000
       Bad debt allowance                                                    54,000
       Other accruals                                   26,300               23,000
       Amortization                                     88,000              239,000
       Depreciation                                    (10,300)              60,000
                                                  ------------         ------------
       Gross deferred tax assets                    10,070,000           11,422,000

    Deferred tax liability                                  --                   --
                                                  ------------         ------------
    Valuation allowance                            (10,070,000)         (11,422,000)
                                                  ------------         ------------
       Net deferred tax assets                    $         --         $         --
                                                  ------------         ------------

As of December 31, 2001, the Company has net operating loss carry-forwards totaling approximately $29,070,000 for federal and state income tax purposes expiring in 2012 through 2021.

H.  BUSINESS COMBINATIONS

On August 13, 1999, Crosswalk completed the purchase of Wike Associates, Inc. (dba "Media Management"), proprietors of the GOSHEN.net Website for an aggregate purchase price of $6,915,494, including closing costs, payable in 494,845 restricted and non-registered shares of the Company's common stock and $1,982,397. The transaction was accounted for as a purchase and the intangible assets acquired are being amortized on a straight-line basis over five to ten years. Accumulated amortization at December 31, 2000 and 2001 was $1,582,226 and $2,732,557, respectively.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.  BUSINESS COMBINATIONS  (CONTINUED)

In accordance with accounting guidance from SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recognized a $500,000 impairment charge to reduce the carrying amount of the Wike Associates, Inc. acquisition consistent with the overall reduction in the market value of Internet companies in general.

Unaudited proforma consolidated results of operations, assuming the acquisition of Media Management, Inc. had occurred on January 1, 1999, would have been as follows:
                                                      PRO FORMA (UNAUDITED)
                                                   YEAR ENDED DECEMBER 31, 1999
                                                   ----------------------------
Operating revenues                                       $    8,825,061
Net loss                                                 $ (11,173,520)
Net loss per common share (basic and diluted)            $       (1.57)


The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the business been acquired at the beginning of 1999, nor is it indicative of future results of operations.

On February 23, 1998, Crosswalk purchased all of the outstanding shares of gofishnet.com, inc. ("gofishnet") for 130,292 shares of Crosswalk's common stock. gofishnet.com, inc., an Internet retailer of Christian music and videos, operated as a wholly-owned subsidiary of Crosswalk. Crosswalk accounted for the merger as a pooling of interests based on the guidelines described in Accounting Principles Board ("APB") No. 16, "Business Combinations." Effective December 31, 1999, gofishnet.com, inc. was merged into Crosswalk.com, Inc. and therefore ceased to exist as a separate corporate entity.

I.  RELATED PARTY TRANSACTIONS

At December 31, 1999 and 2000, the Company had a note receivable due from an officer of the Company totaling $37,500, and $22,111, respectively. The Company was collecting interest on the note through payroll deductions and now is accruing interest at the minimum federal statutory rate at the time of issuance of 5.7%. This note was paid in August of 2001.

At December 31, 2001, the Company had an advance due from an officer of the Company in the amount of $17,856. The advance accrues 3.8% interest per annum. The Company expects to receive payment in full before June 30, 2002, and considers this advance to be a short-term receivable.

J.  COMMITMENTS

The Company leased office space in Chantilly, Virginia; Franklin, Tennessee; Charlotte, North Carolina; and Roanoke, Virginia; and certain equipment under non-cancelable operating leases during the year 2001. The Tennessee office lease was terminated on January 31, 2001. The Roanoke office lease was terminated February 29, 2001. The North Carolina office lease terminated on May 31, 2001.

In October 1999, the Company moved its headquarters office to a 13,530 square foot facility in Chantilly, Virginia. The lease provides for a five-year renewable term, with an annual escalation in base rent of 3%, and additional rent representing the Company's pro-rata share of operating expenses as defined in the lease agreement. The Chantilly office lease expires on November 30, 2004. In May 2000, the Company began to sublease 2,945 square feet of the Chantilly facility, leaving 10,585 of space utilized by the Company. The subtenant defaulted on this sublease on July 1, 2001. The Company entered into a new sublease for this same 2,945 square foot office space on September 1, 2001, which is in effect on a month-to month basis. The sublease payments the Company receives are not included in the minimum future lease payments noted below.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J.  COMMITMENTS (CONTINUED)

Minimum future lease payments under non-cancelable capital and operating leases are as follows for each of the years ending December 31:

          2002               $ 306,216
          2003                 310,843
          2004                 283,348
                             ---------
                             $ 900,407
                             =========

Rent expense for the years ended December 31, 1999, 2000 and 2001 was $172,292, $347,735, and $298,806 respectively, and is included in general and administrative expenses. Rent expense of $298,806 for the year ended December 31, 2001, does not include sublease rental received of $57,122.

K.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Terms of accounts receivable are due upon receipt or in the case of the card deck, 2/10 net thirty. The Company's policy is to fully reserve for all receivables six months past due. The Company maintains its cash accounts in a commercial bank located in Virginia. At December 31, 2000 and 2001, there were no uninsured cash balances.

Cash equivalents are maintained in money market funds. These cash equivalents are not insured by the FDIC, but are collateralized by the underlying assets of the federal government or corporate entities issuing debt obligations. In addition, the brokerage firms may or may not carry insurance from the Securities Investment Protection Corporation (SIPC). The SIPC insures a minimum balance of $500,000 (including $100,000 for cash); however all brokerage firms are not required to offer this coverage to their clients. Therefore, the Company had uninsured investments of $86,705 and none at December 31, 2000 and 2001, respectively.

In 2001, one customer accounted for 11.9% of the Company's total revenue. In 1999 and 2000, this same customer accounted for 0.1% and 8.3%, respectively. The Company's customers are located throughout the United States. In the normal course of business, the Company extends unsecured credit to its customers.

L.  STOCKHOLDERS' EQUITY

In the quarters ended December 31, 1998 and March 31, 1999, Crosswalk received an aggregate of $16,338,776 from the exercise of 2,841,526 (or 98.8%) purchase warrants outstanding related to the Company's initial public offering (IPO). The purchase warrants were exercised in response to the Company's action to call the purchase warrants consistent with the term's of the Purchase Warrant Agreement expected in connection with the IPO. The redemption date was February 12, 1999. Shares of Crosswalk.com common stock are traded on the Nasdaq SmallCap Market under the symbol "AMEN".

On September 29, 2000, the Company closed a $2.0 million strategic private placement in equity capital from affiliates of GroupHarbor.com, a developer of web-based tools for the Christian community. The financing consisted of 80,000 shares of three-year Series "A" preferred stock, convertible into 862,069 shares of common stock, and redeemable at the option of the Company. This is the equivalent to $2.32 per common share. The Series "A" preferred stock also accrues a 6% dividend per annum. Each preferred share carries the number of votes equal to the number of shares of common stock into which each share of preferred stock is convertible.

On January 9, 2002, the Company closed the sale of 80,000 shares of Series "B" preferred stock for an aggregate of $800,000. Of this amount, four directors of the Company purchased $550,000. A total of $500,000 was received in December 2001, with the remaining $300,000 included as a subscription receivable at December 31, 2001. The subscription receivable was realized on January 9, 2002. The Series "B" preferred stock is convertible into an aggregate of 933,269 shares of Crosswalk.com common stock over the next three years, and will accrue 6% interest per annum payable in cash or the Company's common stock, at the discretion of the Company. At the end of the three year period, the Series "B" preferred stock may be redeemed, extended or converted, at the discretion of the Company. Consistent with the offering memorandum, conversion prices for the three traunches received are $0.8111, $0.856, and $1.00, chronologically, for an average conversion price of $0.857 per share. The Purchaser of the Series B and the holders of common stock shall vote together on all matters as to which the approval of the stockholders may be required. The purchasers of the Series "B" preferred stock shall have one vote for each share of common stock into which such Series "B" preferred stock may be converted.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.  STOCKHOLDERS' EQUITY (CONTINUED)

Pursuant to the anti-dilution provisions of the Series "A" preferred stock, the conversion price of the Series "A" preferred stock is reduced from $2.32 per share to $0.8111 per share in the event that the Company issues additional shares of common stock from conversion of the first traunch Series "B" preferred stock purchasers. In addition, to assure that the Company is in full compliance with Nasdaq marketplace rules, the Company also received unanimous approval from the purchasers of the Series "A" preferred stock to change the terms of the Series "A" preferred stock as it relates to voting rights and shareholder approval of issuance of certain common stock upon conversion and/or dividend payment. Consistent with this amendment, the Series "A" conversion would be subject to shareholder approval if the number of shares exceeds 1,585,000 shares or 20% of the number of shares outstanding at the time of the issuance of the Series "A" preferred stock. With regard to voting rights, the original Series "A" preferred stock voting rights provided the purchaser one vote for each share of common stock into which the Series "A" preferred stock may be converted. This has been changed to provide the purchaser one vote for each share of common stock into which the Series "A" preferred stock may be converted, or the number of common stock equivalent shares determined by dividing the face value of the preferred stock by $1.50, the closing price on the date of the binding agreement, whichever is lower.

M.  STOCK OPTION PLAN

Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 1,200,000 options to purchase Crosswalk common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of December 31, 2001, 451,428 options from the 1998 Plan have been granted and are outstanding.

In February 1997, the Company authorized 268,400 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 2,057,937 shares of common stock, inclusive of the 268,400 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of December 31, 2001, all options available under the 1997 Plan have been granted: 1,643,482 options are outstanding, 172,639 warrants are outstanding to directors included in the plan, and 241,816 options have been exercised.

At December 31, 1999, 2000 and 2001, the Company had outstanding options to sell 1,398,456, 1,356,611 and 838,503 shares of common stock, respectively, to various officers and directors of the Company at exercise prices ranging from $0.875 to $8.81 per share. As of December 31, 1999, 2000 and 2001, options for 965,130, 914,334 and 516,828 shares are vested, respectively. The options expire ten years from the date granted, except 185,000 options granted to directors in 1997 expire five years from the date exercisable.

At December 31, 1999, 2000 and 2001, the Company had outstanding options to sell 102,454, 209,954 and 84,854 shares of common stock, respectively, to various outside consultants at exercise prices ranging from $1.66 to $15.34 per share. As of December 31, 1999, 2000 and 2001, options for 60,454, 63,454 and 66,954 were vested, respectively. As of December 31, 2001, of the options outstanding, 46,204 options expire five years from the date granted. All other options expire ten years from the date granted.

At December 31, 2001, there are 23,500 common stock underwriter warrants at an exercise price of $8.25, and 55,000 common stock warrant underwriter warrants at an exercise price of $8.56 outstanding pursuant to the Company's initial public offering. These warrants expire on September 27, 2002.

At December 31 1999, 2000 and 2001, the Company had outstanding options granted to employees and ex-employees for 557,231, 594,431 and 1,171,453 shares of common stock, respectively, at exercise prices ranging from $0.59 to $15.75 per share. As of December 31, 1999, 2000 and 2001, options for 239,598, 393,414 and 1,034,954 are vested, respectively. The options expire through 2011. A summary of activity for the three years ended December 31, 2001, is as follows:

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   OPTIONS OUTSTANDING
                                             ---------------------------------
                                             NUMBER OF             PER UNIT
                                              SHARES            EXERCISE PRICE
                                             ---------          --------------
    OUTSTANDING, DECEMBER 31, 1998           1,875,367          $1.50 - $ 5.00
        Options granted                        535,669          $6.63 - $15.75
        Options forfeited                     (149,025)         $5.00 - $12.50
        Options exercised                     (190,870)         $1.66 - $ 5.00
        Options expired                        (13,000)                 $ 5.00
                                             ---------          --------------
    OUTSTANDING, DECEMBER 31, 1999           2,058,141          $1.50 - $15.75
                                             =========          ==============
        Options granted                        536,754          $0.59 - $10.00
        Options forfeited                     (415,703)         $2.00 - $15.75
        Options exercised                      (18,196)         $2.00 - $ 4.00
                                             ---------          --------------
    OUTSTANDING, DECEMBER 31, 2000           2,160,996          $0.59 - $15.34
                                             =========          ==============
        Options granted                        508,877          $0.88 - $ 1.75
        Options forfeited                     (542,213)         $0.88 - $15.25
        Options exercised                      (32,750)         $0.59 - $ 0.97
                                             ---------          --------------
    OUTSTANDING, DECEMBER 31, 2001           2,094,910          $0.88 - $15.34


The Company accounts for its options granted to employees in accordance with APB
25. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 1999, 2000 and 2001 would have been increased to the proforma amounts indicated below:

                                    1999             2000              2001
                               -------------------------------------------------
    Net loss
         As reported           $(10,652,717)     $(10,028,038)     $ (4,784,514)
         Pro forma             $(15,758,026)     $(10,572,542)     $ (5,476,418)
    Net loss per common share
       Basic and diluted
         As reported           $      (1.56)     $      (1.29)     $      (0.60)
         Pro forma             $      (2.31)     $      (1.36)     $      (0.69)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 1999: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility ranging from 78.3% to 376.7%, depending on the grant date; and an expected term of two-and-a-half to five years. For the year ended December 31, 2000, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility ranging from 0.1% to 229.2%, depending on the grant date; and an expected term of two-and-a-half to seven years. For the year ended December 31, 2001, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility ranging from 32.2% to 229.8%, depending on the grant date; and an expected term of five to seven years. All options granted to employees have been granted at an exercise price of $0.59 to $15.75 per share.

N.  EMPLOYEE BENEFIT PLAN

In January 1998, the Company adopted an employee benefit plan, in the form of a 401k Plan that covers all full time and permanent part time employees for pre-tax payroll deductions of participants. Employees may elect to participate by contributing a percentage of their compensation. Participation is at approximately 48% of employees and the maximum contribution allowed is 15% of compensation or $11,000, whichever is lower. The Company is not required to contribute to the 401k Plan and has made no contributions since its inception.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





O.  ACCOUNTING CHANGE

Recognizing that there is diversity of practice within the Internet industry in recognizing revenue and associated cost on initial content integration and/or development fees, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" in December 1999 (SAB 101). Prior to the issuance of SAB 101, the Company had been recording revenue for the content integration or development fee portion of sponsorships of its Website upon completion of work scope related to the contract implementation. Pursuant to SAB 101, effective January 1, 2000, the Company elected to change its revenue recognition on these content integration or development fees to a preferable method whereby revenue will be recognized ratably over the term of the contract. During the year ended December 31, 2001, the impact of the change in accounting was to decrease net loss by $247,807, or $0.03 per share, comprised of the net of the related deferred revenues and costs that were recognized as revenue and cost during 2001. During the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $421,000, or $0.05 per share, comprised of the $1.4 million cumulative effect of the change as described above ($0.18 per share), net of $986,000 of the related deferred revenues and costs that were recognized as revenue and cost during 2000 ($0.13 per share). Had the change been made at January 1, 1999, revenues for the year ended December 31, 1999, would have been reduced by approximately $2.2 million and the net loss of the Company for the year ended December 31, 1999, would have been increased by $1.4 million or ($0.20) per share.

We have audited the consolidated financial statements of Crosswalk.com, Inc. as of December 31, 2000 and 2001, and for each of the three years endid December 31, 2001, and have issued our report thereon dated February 12, 2002, (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Registration Statement. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


McLean, Virginia                                          Ernst & Young, LLP
February 12, 2002










                               CROSSWALK.COM, INC.

                        Valuation and Qualifying Accounts

                  Years Ended December 31, 2001, 2000, and 1999
                  ---------------------------------------------

                                                            ADDITIONS
                                          BALANCE AT       CHARGED TO                             BALANCE AT
                                          BEGINNING        COSTS AND                                END OF
     DESCRIPTION                          OF PERIOD         EXPENSES            DEDUCTIONS          PERIOD
-------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts -
accounts receivable:

Years ended December 31,:   2001         $   268,788      $   71,626 (A)       $ 195,789 (B)      $   144,624
                            2000         $   354,163      $  437,510 (A)       $ 522,885 (B)      $   268,788
                            1999         $    20,000      $  387,287 (A)       $  53,124 (B)      $   354,163


Valuation allowance for deferred tax assets:

Years ended December 31,:   2001         $10,070,000      $1,352,000 (C)       $      --          $11,422,000
                            2000         $ 6,593,700      $3,476,300 (C)       $      --          $10,070,000
                            1999         $ 2,594,300      $3,999,400 (C)       $      --          $ 6,593,700

(A)  Increase in allowance for doubtful accounts
(B)  Write-off of uncollectible receivables, or reversal due to collection
(C)  Increase in allowance for gross deferred tax assets

SELECTED QUARTERLY FINANCIAL DATA

                                                        2000 QUARTERS ENDED
                                       -----------------------------------------------------
                                        MARCH 31       JUNE 30    SEPTEMBER 30   DECEMBER 31
                                       -----------   -----------   -----------   -----------
Total operating revenues               $ 1,651,691   $ 1,831,528   $ 1,419,939   $ 1,477,785

Gross Margin                               842,970     1,145,079       828,163       863,644

Net loss before cumulative effect
of a change in accounting practice      (2,777,695)   (2,015,304)   (2,382,946)   (1,444,504)

Amounts per common share:
Net loss before cumulative effect
of a change in accounting practice
basic and diluted                      $     (0.36)  $     (0.26)  $     (0.31)  $     (0.18)









                                                       2001 QUARTERS ENDED
                                       -----------------------------------------------------
                                         MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                       -----------   -----------   -----------   -----------
Total operating revenues               $ 1,064,305   $ 1,427,237   $   923,738   $ 1,091,011

Gross Margin                               725,445       903,753       515,389       624,609

Net loss before cumulative effect
of a change in accounting practice      (1,324,275)   (1,054,611)   (1,282,061)   (1,123,567)

Amounts per common share:
Net loss before cumulative effect
of a change in accounting practice
basic and diluted                      $     (0.17)  $     (0.13)  $     (0.16)  $     (0.14)