Form 10QSB
period 2002-03-31
CROSSWALK COM
filed 2002-05-15
CIK 1037599

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the Period Ended March 31, 2002.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the Transition Period From ________________to_______________.

                        Commission file number 333-25937

                               CROSSWALK.COM, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                               54-1831588
-------------------------------                              ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                      4100 Lafayette Center Drive Suite 110
                               Chantilly, VA 20151
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

Common Stock, $ .01 Par Value: 7,968,221 shares outstanding as of March 31, 2002

Transitional Small Business Disclosure Format (check 0ne):
Yes             No   X
    -----          -----
================================================================================

                                      INDEX





Part I.    FINANCIAL INFORMATION                                         PAGE

Item 1.    Consolidated Financial Statements (Unaudited)

               Balance Sheets--
               at December 31, 2001 and March 31, 2002                     3

               Statements of Operations--
               three months ended March 31, 2001 and 2002                  4

               Statements of Cash Flows--
               three months ended March 31, 2001 and 2002                  5

               Notes to Consolidated Financial Statements                  6


Item 2.    Management's Discussion and Analysis or Plan of Operation       9



Part II.   OTHER INFORMATION

Items 1-6  Including Exhibits and Reports on Form 8-K                     13


Signatures                                                                15

CROSSWALK.COM, INC.
CONSOLIDATED BALANCE SHEETS

                                                                            December 31,        March 31,
                                                                                2001              2002
                                     ASSETS                                 ------------      ------------
                                                                                               (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                $    901,195      $    360,179
   Short-term investments                                                         51,777           687,659
   Accounts receivable including unbilled receivables of $55,568 and             656,130           525,209
      $61,836 at December 31, 2001 and March 31, 2002, respectively
   Stock subscription receivable                                                 300,000                --
   Deferred costs                                                                114,519           144,550
   Note receivable from officer                                                   17,856            15,967
                                                                            ------------      ------------
        Total current assets                                                   2,041,477         1,733,564

LONG TERM INVESTMENTS                                                            131,227            51,493

PROPERTY AND EQUIPMENT, net                                                      931,180           755,547

OTHER ASSETS:
   Deposits                                                                       61,795            62,444
   Deferred costs                                                                    609               609
   Goodwill, net                                                               3,505,228         3,505,228
   Intangible assets, net                                                         68,903            61,229
                                                                            ------------      ------------
        Total other assets                                                     3,636,535         3,629,510
                                                                            ------------      ------------
TOTAL ASSETS                                                                $  6,740,419      $  6,170,114
                                                                            ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                         $    252,595      $    312,425
   Accrued liabilities                                                           627,373           569,222
   Deferred revenue                                                              156,688           174,736
                                                                            ------------      ------------
        Total current liabilities                                              1,036,656         1,056,383

OTHER LIABILITIES:
   Accounts payable                                                              123,027           126,887
   Deferred revenue                                                              128,456                --
   Other liabilities                                                              43,817            27,618

COMMITMENTS                                                                           --                --

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
      80,000 Series "A" shares issued and outstanding at December
      31, 2001 and March 31, 2002, respectively                                       80                80
      80,000 Series "B" shares issued and outstanding at March 31, 2002               --                80
   Common stock, $.01 par value, 20,000,000 shares authorized;
      7,959,721 and  7,968,221 shares issued and outstanding at
      December 31, 2001 and March 31, 2002, respectively                          79,597            79,682
   Common stock warrants                                                         127,660           127,660
   Additional paid-in capital                                                 42,056,566        42,062,165
   Accumulated deficit                                                       (36,859,485)      (37,309,949)
   Accumulated other comprehensive loss:
        Net unrealized loss on available-for-sale securities                       4,045              (492)
                                                                            ------------      ------------
        Total stockholders' equity                                             5,408,463         4,959,226
                                                                            ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  6,740,419      $  6,170,114
                                                                            ============      ============

                             See accompanying notes.

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)



                                                           For the Three Months
                                                              Ended March 31,
                                                      ================================
                                                          2001                2002
                                                      ------------        ------------
TOTAL  REVENUES                                       $  1,064,306        $    866,065

OPERATING EXPENSES:

   Cost of goods and services                              338,859             293,388
   Crosswalk operations                                    901,896             431,516
   Sales and marketing                                     418,906             229,095
   Amortization of Goodwill and Intangibles                295,270               7,674
   General and administrative                              439,547             364,585
                                                      ------------        ------------
        Total operating expenses                         2,394,478           1,326,258
                                                      ------------        ------------

LOSS FROM OPERATIONS                                    (1,330,173)           (460,193)

OTHER INCOME NET                                             5,899               9,729
                                                      ------------        ------------

NET LOSS                                              $ (1,324,274)       $   (450,464)
                                                      ============        ============

Net loss per common share (basic and diluted)         $      (0.17)       $      (0.06)
                                                      ============        ============
Weighted average number of common
   shares outstanding                                    7,926,971           7,966,710
                                                      ============        ============




                             See accompanying notes.

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                   For the Three Months
                                                                      Ended March 31,
                                                              ==============================
                                                                  2001              2002
                                                              ------------      ------------
OPERATING ACTIVITIES:

Net loss                                                      $ (1,324,274)     $   (450,464)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                    206,124           187,693
   Amortization                                                    302,785             7,674
   Loss on disposal of property and equipment                       27,532                --
   Changes in operating assets and liabilities:
      Accounts receivable                                          277,389           130,921
      Notes receivable from officer                                   (306)            1,889
      Deposits                                                        (953)             (649)
      Deferred costs                                                90,309           (30,031)
      Other current assets                                          (1,897)               --
      Accounts payable                                            (159,467)           63,690
      Accrued liabilities                                          (77,925)          (74,350)
      Deferred revenue                                            (136,196)         (110,408)
                                                              ------------      ------------
          Net cash used in operating activities                   (796,879)         (274,035)
                                                              ------------      ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                             (19,356)          (12,060)
   Sales and maturities of investments                           1,267,106           263,334
   Purchase of investments                                        (186,652)         (824,019)
                                                              ------------      ------------
      Net cash (used in) provided by investing activities        1,061,098          (572,745)
                                                              ------------      ------------


FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock                        --           298,326
   Net proceeds from issuance of common stock                           --             7,438
                                                              ------------      ------------
      Net cash provided by financing activities                         --           305,764
                                                              ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            264,219          (541,016)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,272,256           901,195
                                                              ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  1,536,475      $    360,179
                                                              ============      ============

                             See accompanying notes.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.    THE COMPANY AND BASIS OF PRESENTATION

Crosswalk.com, Inc. ("Crosswalk" or the "Company") is the creator of its Website WWW.CROSSWALK.COMTM ("crosswalk.com"), which the Company believes is the premier portal site for the online Christian and family-friendly community, with a focus on "the intersection of faith and life", covering a growing spectrum of everyday life within a Christian context. CROSSWALK.COM offers content focused on topical and lifestyle channels like Entertainment, Money, News, HomeSchool, Family Living, Spiritual Life, Women, Live It--"Today's best advice from Christian books" and more; unique online applications like cross-referenced Bible study databases, stock and mutual fund screening tools, greeting cards, and more; community-building areas like chat, discussion forums, the largest Christian Web site directory, and more; and over thirty topical and community related email newsletters. Crosswalk also provides email subscription service to over 1.1 million newsletter subscribers encompassing over 625,000 opt-in email addresses.

The Company's business includes the development and aggregation of Internet content and services, which it believes are conducive to the online Christian and family-friendly community. Crosswalk.com generates revenue through the sale of advertising; Internet services; royalties and referral fees from co-marketing relationships. The Company intends to build traffic and visitors to cROSSWALK.COM through efficient marketing and product development activities, with the goal of building market awareness and acceptance of its product, which it believes will result in revenue growth and profitability. The Company operates in one business segment.

The accompanying unaudited financial statements as of March 31, 2002 and 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002


B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include all of the accounts of the Company which operates in one business segment. Certain items in the accompanying financial statements for the period ending March 31, 2001 have been reclassified to conform to the 2002 presentation.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Goodwill is no longer being amortized, effective January 1, 2002.

If SFAS No. 142 had been adopted at the beginning of 2001, the absence of goodwill amortization would have increased net income by $287,678 for the three months ended March 31, 2001, resulting in pro forma first quarter 2001 net loss of $1,036,596 and basic and diluted loss per share of $0.13.

During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002. The Company has not yet determined the effect these tests will have on the earnings and financial position of the Company. Based on current market conditions, the impact could be material.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Fair value of financial instruments - The carrying value of cash and cash equivalents, investments, and accounts receivable, approximate fair value because of the relatively short maturity of these instruments.

Depreciation and amortization - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the life of the asset or the remaining lease term. Intangible assets are amortized over useful lives of five to ten years using the straight-line method. Amortization expense includes three capital leases amortized over 36 and 48-month periods for Web server computer equipment and a telephone system, respectively. Costs for the repair and maintenance of property and equipment are expensed as incurred.

Revenue recognition - As of January 1, 2000, the Company's revenues were primarily derived from the sale of banner advertising. Advertising revenues are recognized in the period in which the advertisement is displayed and collection of the resulting receivable is probable.

The Company's revenue model prior to January 1, 2000 included significant revenues from third party sponsorships for prime Website exposure in which the Company recognized nonrefundable revenue upon completing the integration of a sponsor's web based material onto the Crosswalk.com site. The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000, to recognize such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the quarters ended March 31, 2001 and 2002, the impact of the change in accounting was to decrease net loss by $76,118 or $0.01 per share and $43,332 or less than $.01 per share, respectively.

Barter transactions, amounting to approximately ten percent of revenues for the quarter ended March 31, 2002, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions. Barter transactions consist of providing web development services in return for advertising space in the customer's magazine, and website presence

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


on CROSSWALK.COM in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

Comprehensive income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the quarters ended March 31, 2001 and 2002, the Company's comprehensive loss was $1,317,880 and $455,001, respectively.

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


C.    CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

The Company invests in U.S. government bonds and treasury notes and corporate bonds. All highly liquid instruments with current maturities of three months or less are considered cash equivalents; those with current maturities greater than three months but less than twelve months from the balance sheet date are considered short-term investments; and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value if any, on available-for-sale securities are reported in other income or expense as incurred.

Securities available-for-sale in the accompanying balance sheet at March 31, 2002 total $988,950 that includes $249,513 in cash and cash equivalents having current maturities of three months or less. The Company has recorded an unrealized gain of $3,092 and an unrealized loss as of March 31, 2002 of $3,584. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of March 31, 2002, are as follows:

                                                                   Gross Unrealized   Gross Unrealized
                               Market Value        Cost Basis           Gains             (Losses)
                               ------------       ------------       ------------       ------------
U.S. Govt. Debt Securities     $    451,460       $    448,368       $      3,092       $         --
Municipal Debt Securities            15,384             15,385                 --                 (1)
Corporate Debt Securities           522,105            525,688                 --             (3,583)
                               ------------       ------------       ------------       ------------
Total at March 31, 2002        $    988,949       $    989,441       $      3,092       $     (3,584)
                               ============       ============       ============       ============

D.    RELATED PARTY TRANSACTIONS

At March 31, 2002, the Company had a note receivable from an officer of the Company totaling $15,967. The advance accrues at 3.8% interest per annum. The Company expects to receive payment in full before June 30, 2002 and considers this advance to be a short-term receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

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

BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of CROSSWALK.COM(TM), an interactive Website, which provides information and resources that the Company believes generally appeals to the Christian and family-friendly community. The information and resources are developed and made available, both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of online and offline advertising and sponsorship agreements; referral fees from co-marketing relationships; and the provision of limited Internet services. In 2000, the Company abandoned the pursuit of sponsorship agreements, transitioning to an ad sales model. Thus, sponsorship revenues generated in 2002 are in recognition of services provided under contracts signed prior to 2000.

Crosswalk.com, Inc. ("Crosswalk" or the "Company") is the creator of its Website WWW.CROSSWALK.COMTM ("crosswalk.com"), which the Company believes is the premier portal site for the online Christian and family-friendly community, with a focus on "the intersection of faith and life", covering a growing spectrum of everyday life within a Christian context. CROSSWALK.COM offers content focused on topical and lifestyle channels like Entertainment, Money, News, HomeSchool, Family Living, Spiritual Life, Women, Live It--"Today's best advice from Christian books" and more; unique online applications like cross-referenced Bible study databases, stock and mutual fund screening tools, greeting cards, and more; community-building areas like chat, discussion forums, the largest Christian Web site directory, and more; and over thirty topical and community related email newsletters. Crosswalk also provides email subscription service to send information to over 800,000 opt-in email addresses.

ONE OF THE KEY OBJECTIVES OF THE COMPANY IS TO OPERATE ON A CASH FLOW POSITIVE BASIS. By continuing to operate under the discipline to maintain consistent improvement in reducing cash burn rate through making prudent expense reductions, so that they are more in line with revenues, in March, the Company was able to achieve its first cash positive month. In the first quarter of 2002, the Company's monthly cash burn rate reduced to $80,000, down from $280,000 per month in the first quarter of 2001 and $120,000 per month in the immediately preceding fourth quarter of 2001. The $80,000 monthly cash burn rate is the lowest the Company has achieved in over four years. If this monthly cash burn rate is sustained, the Company would be able to maintain operations without further capital infusion for another 14 months.

In order to execute on the objective, to become cash positive, the Company must increase margins through generating growth in higher margin cash advertising revenue, create new revenue streams and continue focus on efficient delivery of content on CROSSWALK.COM. Advertisers are organizations placing ads on

CROSSWALK.COM, for which Crosswalk.com is paid a flat fee or a fee per ad impression delivered. Though advertising sales in the first quarter of 2002 were down from the first quarter of 2001, the Company made significant strides toward the goal of increasing long-term base-contractual revenue. The number of annual advertising contracts increased by over three-fold during the quarter totaling over $450,000 worth of new advertising commitments. Much of this figure represents revenue that will not be recognized until future quarters. While not bearing on needed revenue for the first quarter, this future built-in revenue is integral to the Company's ability to progress toward cash positive status in the coming quarters.

The Company's ability to attract and maintain quality advertisers is largely predicated on delivery and market acceptance of quality content on CROSSWALK.COM. In the first quarter of 2002, an average of 927,150 unique visitors came to CROSSWALK.COM each month. Visitor loyalty to CROSSWALK.COM is extremely high, as over 45% of visitors are repeat visitors. The Company has also historically published pageviews and email views as a measure of total pages viewed by visitors to CROSSWALK.COM and the number of emails sent at the request of Crosswalk.com's constituents in a month. Email views in the first quarter of 2002 were approximately 15.8 million as compared to 16.7 million in the preceding fourth quarter of 2001. This reduction is due to the Company's decision to upgrade its email delivery software to a version that it believes will result in a more productive method of delivering this opt-in email traffic. However, despite this interruption of service and the fact that the Company terminated several newsletters during the first quarter, subscriptions to the thirty-five active newsletters increased 9% during the first quarter to 1.12 million from 1.03 million in the preceding fourth quarter of 2001. In the first quarter of 2002, the Company has determined to change its disclosure of pageviews to report only those pages where advertisements are offered and viewed. This, the Company believes, is a better reflection of CROSSWALK.COM'S value, as it's revenue model is largely dependent on the sale of advertising. In the first quarter of 2002, average monthly page views as defined herein, reduced to 9,384,000 in the first quarter of 2002 from 9,601,000 in the preceding fourth quarter of 2001, which the Company believes is indicative of the leveling off of the early fourth quarter response to the September 11 tragedy along with the suspension of several topical content areas, coupled with the attention surrounding the holiday season. The Company sold over 40% of it's available advertising inventory in the first quarter of 2002, which is substantially higher than the 26% industry average as reported by Entrepreneur magazine. THE COMPANY INTENDS TO INCREASE SALES, CONTINUE TO LOOK FOR OPERATING EFFICIENCIES AND PROVIDE A QUALITY PRODUCT THAT WILL ATTRACT A GROWING NUMBER OF VISITORS TO CROSSWALK.COM. THE COMPANY ALSO SEEKS TO EXTEND ITS REACH THROUGH STRATEGIC RELATIONSHIPS. An example of this is the agreement with America Online, announced in February. The Company believes that this relationship was a significant breakthrough in its strategy to form alliances with market leaders. It has expanded Crosswalk's leadership role in the faith-based market, played an important factor in retaining new advertising customers, and provided new exposure through AOL's unparalleled brand and reach.

The Company has a limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products, continues to develop, and may change based on market opportunities, competitive forces, technology and availability of resources for expansion. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to these developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of March 31, 2002, the Company had an accumulated deficit of $37,309,949.

The Company's expense levels are based in part on possible future revenues, of which there can be no assurance. The Company's ability to generate revenue from the commercial sale of advertising space on CROSSWALK.COM is tied to its ability to generate traffic on the Website, and the effectiveness of its sales staff. THE COMPANY PLANS TO CONTINUE TO INCREASE ITS SALES EFFORTS, HOWEVER A SHORTFALL IN REVENUES WITHOUT COMMENSURATE REDUCTIONS IN COST COULD HAVE AN IMMEDIATE ADVERSE IMPACT ON THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION. The Company expects to experience significant fluctuations in future quarterly operating results, and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NET LOSS

For the quarter ended March 31, 2002, the Company incurred a net loss of $450,464, as compared to a net loss of $1,324,274 the same quarter in 2001. The decreased net loss for the first quarter of 2002 over the same period in 2001 was $863,810 or 65%. The decreased in net loss consisted of a $1,022,749 or 50% decrease in operating expenses excluding cost of goods sold, for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, offset to an extent by a $152,770 or 21% decrease in gross margin.

REVENUES

Total revenue for the first quarter 2002 of $866,065 was down 19% or $198,240 from the $1,064,306 reported in the first quarter of 2001. This reduction consisted of a $110,000 decrease in online revenue, a reduction in offline revenue of $50,000 and a $30,000 reduction in SAB101 and prior year sponsorship revenue recognition.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred revenue recorded in the first quarter of 2002 was $56,913 versus $136,387 recorded in the first quarter of 2001, a reduction of $79,474 or 58%. Total revenue in the first quarter of 2002 and 2001 would have been $809,152 and $927,918 respectively, net of the impact of this change in accounting method. Gross margin in the first quarter of 2002, would have been reduced by $43,322 or 7.5% to $ $529,355, representing a 65.4% gross margin net of the impact of this change in accounting method. In the first quarter 2001, gross margin would have been reduced by $76,118 or 10% to $649,328, representing a 70.0% gross margin net of the impact of this change in accounting method.

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

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of commissions and other costs related to delivery of client online content and offline advertising products; and, the provision of Internet services was $293,388 and $338,859 for the quarters ended March 31, 2002 and 2001, respectively. The Company's gross margin for the quarter ended March 31, 2002 decreased to 66% from 68% for the same period in 2001. This decrease is due primarily to the decrease in online revenue.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of prior year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred revenue recorded in the first quarter of 2002 was $56,913 versus $136,387 recorded in the first quarter of 2001, a reduction of $79,474 or 58%. Total revenue in the first quarter of 2002 and 2001 would have been $809,152 and $927,918 respectively, net of the impact of this change in accounting method. Gross margin in the first quarter of 2002, would have been reduced by $43,322 or 7.5% to $ $529,355, representing a 65.4% gross margin net of the impact of this change in accounting method. In the first quarter 2001, gross margin would have been reduced by $76,118 or 10% to $649,328, representing a 70.0% gross margin net of the impact of this change in accounting method.

CROSSWALK OPERATIONS

Crosswalk operations expenses, consisting primarily of costs related to the Company's development, maintenance, and enhancements for the Company's interactive Website (CROSSWALK.COM), decreased to $431,516 for the quarter ended March 31, 2002, as compared to $901,896 for the same period in 2001. The $470,380 or 52% decrease in Crosswalk operations expense was due primarily to a reduction in staffing. Other expenses included in this category such as content expenses, software license and maintenance charges, consulting expenses and various other staff related costs such as travel and office supplies, accounted for approximately 32% of the overall reduction.

SALES AND MARKETING

In the first quarter of 2002, sales and marketing expenses decreased to $229,095 as compared to $418,906 for the same period in 2001. Sales and marketing expenses decreased $189,811 or 45% largely due to a reduction in staff and maximizing efficient methods of corporate marketing. The Company was able to maintain Website traffic through efficient viral marketing, while substantively reducing staffing cost.

GENERAL AND ADMINISTRATIVE

The Company decreased its general & administrative costs in the first quarter of 2002, to $372,259 from $734,817 in the first quarter of 2001. This $362,558 or
49% decrease is mostly due to the implementation of FASB 142, Goodwill and Other Intangible assets, which reduced amortization in the first quarter of 2002 to $7,674 from $295,270 in the same quarter of 2001. Other expenses included in this category such as salary expenses, rent expenses, investor relations, taxes, office expenses, outside services, telecommunications and travel expenses, accounted for approximately $115,000 of the overall reduction, offset by an increase in third party administrative expenses related to legal & accounting of $30,000, an increase in bad debt of $10,000 and the accrual of $12,000 for the dividend payable on the Series "B" preferred shares which had not existed in the first quarter of 2001.

OTHER INCOME NET

Other income net consists of interest income that decreased 65% to $12,395 from $35,623 for the quarters ended March 31, 2002 and 2001, respectively. This $23,228 decrease is due to the use of investments for working capital, which reduced interest income. The remaining other income net for the first quarter ended March 31, 2001 consisted of $27,532 for realized loss on disposed property and equipment, for which no like costs were recorded in the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the quarters ending March 31, 2002 and 2001, net cash used in operating activities were $274,035 and $796,879 respectively. Net cash used in investing activities was $572,745 for the first quarter of 2002, and provided by investing activities was $1,061,098 for the same period of 2001. There was $305,764 provided by financing activities for the quarter ended March 31, 2002, from the realization of a $300,000 subscription receivable related to the Series "B" preferred stock, on January 9, 2002. The Series "B" preferred stock is convertible into an aggregate of 933,269 shares of Crosswalk.com common stock maturing in January of 2005, and will accrue 6% interest per annum payable in cash or the Company's common stock, at the discretion of the Company. There was no net cash provided from financing activities for the quarter ended March 31, 2001.

THE COMPANY CURRENTLY ANTICIPATES THAT ITS $677,181 OF WORKING CAPITAL AT MARCH 31, 2002, WILL BE SUFFICIENT TO MEET THE COMPANY'S ANTICIPATED WORKING CAPITAL, LEASE COMMITMENTS, AND CAPITAL EXPENDITURE REQUIREMENTS FOR THE NEXT TWELVE MONTHS, DURING WHICH TIME THE COMPANY EXPECTS TO ACHIEVE POSITIVE CASH FLOW, BASED ON THE PREMISE THAT IT WILL INCREASE CASH REVENUES AND CONTINUE TO CONTROL EXPENSES. HOWEVER, THE COMPANY MAY SEEK TO RAISE ADDITIONAL FUNDS (1) IN ORDER TO EXPAND THE OVERALL MARKETING OF CROSSWALK.COM AND TO PURSUE POTENTIAL LEVERAGED JOINT MARKETING OPPORTUNITIES, (2) IN THE EVENT THAT THE COMPANY'S ESTIMATES OF OPERATING LOSSES AND CAPITAL REQUIREMENTS CHANGE OR PROVE INACCURATE, OR (3) IN ORDER THAT THE COMPANY MAY RESPOND TO INCREASED DEMAND OR TO TAKE ADVANTAGE OF OTHER UNANTICIPATED OPPORTUNITIES. THERE CAN BE NO ASSURANCE THAT CURRENT WORKING CAPITAL WILL BE SUFFICIENT TO MEET THE COMPANY'S NEEDS, OR THAT ADDITIONAL FINANCING WILL BE AVAILABLE TO THE COMPANY OR WILL BE AVAILABLE ON ACCEPTABLE TERMS.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2001, Scott Fehrenbacher, President and Chief Executive Officer of Crosswalk.com, Inc. learned that he was named in criminal proceedings in Orange County Florida involving business matters with his former company prior to joining Crosswalk.com in 1998. The allegations, which do not involve Crosswalk.com directly, are related to a dispute with a former business competitor who was involved in purchasing Mr. Fehrenbacher's successful former business, but which apparently suffered losses since it's sale in 1998. Defense counsel has filed a motion with the State of Florida, to dismiss all charges against Mr. Fehrenbacher. A hearing in this regard is scheduled for Monday June 3, 2002. WHILE MANAGEMENT AND DEFENSE COUNSEL BELIEVE THAT AS LIGHT IS SHED ON THIS MATTER, ANY ALLEGATIONS AGAINST SCOTT FEHRENBACHER WILL BE DISMISSED AS BASELESS, HIS ABILITY TO SERVE IN HIS CAPACITY MAY BE IMPACTED BY THE EVENTS OF THIS PROCEEDING.

ITEM 2.  CHANGE IN SECURITIES

None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On Wednesday, May 8, 2002, the Company held its Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.

(b) The Board of Directors of Crosswalk set the number of directors constituting the Board at eleven. The Company's shareholders of record, as of the close of business on March 15, 2002, approved the election of the following eight individuals to the Company's Board of Directors, all of whom, except for Dr. Dwight Reighard, served as directors of the Company on the date of the meeting:

James G. Buick
Scott Fehrenbacher
Bruce E. Edgington
Earl E. Gjelde
W.R. 'Max' Carey
Jon M. Morgan
Eric Oliver
Dr. Dwight 'Ike' Reighard

Each director will hold office until the annual meeting of stockholders in the year 2003 or until his successor is duly elected and qualified. The Board of Directors intends to seek nominees to fill the remaining positions as soon as possible following the Annual Stockholder Meeting:

(c) The results of the vote on the election of nominees to the Company's Board of Directors was 9,304,973 shares voting for all members or 93.2% of the votes cast with 674,935 shares withholding on one or more of the directors up for election, and 254,915 broker non-votes. Thus by plurality of the votes cast, the Board stands elected.

The Stockholders also approved the ratification of the selection of Ernst and Young LLP as the Company's independent accountants. The result of the election was 8,995,612 shares or 90.5% of the votes cast, voting for the proposal, 482,463 shares voted against, 501,913 shares voted to abstain and 254,835 broker non-votes. Thus by majority of the votes cast, the selection of independent auditor was ratified.

The Stockholders also approved a proposal granting the Company authorization to issue common stock for payment of Series "B" preferred stock dividends, which directly and indirectly includes directors of Crosswalk.com, should the declaration of these dividends result in the issuance of common stock at a basis of less than $0.64 per share and the number of shares issued below this price exceed 1,591,000 or 20% of the 7,959,721 shares outstanding on December 31, 2001, the date of the binding agreement.

The result of the election was 3,138,237 shares or 72.1% of the votes cast, voting for the proposal, 1,195,580 shares voted against, 20,120 shares voted to abstain and 4,947,617 broker non-votes. Thus by majority of the votes cast, the Company was granted authorization to issue common stock for the payment of certain dividends on its Series "B" preferred stock as indicated in the proposal.

Lastly, the Stockholders also approved a proposal granting the Company authorization to issue common stock pursuant to conversion and/or dividend payment to Series "A" Preferred Stockholders, which indirectly includes directors of crosswalk.com, should conversion and/or declaration of these dividends result in the issuance of common stock at a basis of less than $1.50 per share and the number of shares issued below this price exceed 1,585,000 or 20% of the 7,926,971 shares outstanding on September 28, 2000, the date of the binding agreement.

The result of the election was 2,892,815 shares or 67.7% of the votes cast, voting for the proposal, 1,205,680 shares voted against, 8,930 shares voted to abstain and 4,177,618 broker non-votes. Thus by majority of the votes cast, the Company was granted authorization to issue common stock pursuant to certain conversion and/or the payment of certain dividends on its Series "A" preferred stock as indicated in the proposal.

(d) There were no settlements to report.

ITEM 5.  OTHER INFORMATION

On April 9, 2002, the Company received notice from The Nasdaq Stock Market ("Nasdaq"), that for the last 30 consecutive trading days, the price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Therefore, the Company will be provided 180 calendar days, or until October 7, 2002, to regain compliance. If, at anytime before October 7, 2002, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, Nasdaq will provide written notification of the Rule. If compliance with this Rule cannot be demonstrated by October 7, 2002, Nasdaq will determine whether the Company meets the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). If it meets the initial listing criteria, Nasdaq will notify the Company that it has been granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise, Nasdaq will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal Nasdaq'a determination to delist its securities to a Listing Qualifications Panel.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

Exhibit
Number   Description
-------  ------------------------------------------------------------
11       Computation of Earnings Per Share for the Three Months ended
         March 31, 2002


(b) Reports on Form 8-K

None to report.


                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Crosswalk.com, Inc.


May 13, 2002                             By: /s/ Scott Fehrenbacher
                                             ----------------------
                                             Scott Fehrenbacher
                                             Chief Executive Officer
                                             and President


May 13, 2002                             By: /s/ Gary A. Struzik
                                             -------------------
                                             Gary A. Struzik
                                             Chief Financial Officer and
                                             Secretary, Chief Accounting Officer

INDEX TO EXHIBITS



Exhibit
Number   Description                                                        Page
-------  ------------------------------------------------------------       ----
11       Computation of Earnings Per Share for the Three Months ended         1
         March 31, 2002