Form 10KSB/A
period 2001-12-31
CROSSWALK COM
filed 2002-07-25
CIK 1037599

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/ A1

(Mark One)

/X/          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

             For the fiscal year ended December 31, 2001

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-22847

                               CROSSWALK.COM, INC.
                               -------------------
                    (Exact Name of Registrant in Its Charter)

                 Delaware                               54-1831588
                 --------                               ----------
      (State or Other Jurisdiction of        (IRS Employer Identification No.)
        Incorporation or Organization)

     4100 Lafayette Center Dr. Suite 110
               Chantilly, VA                                           20151
               -------------                                           -----
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/
================================================================================

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

The robust, highly available and highly scalable hosting environment contracted for a three year period with Worldcom provides a fully redundant, high speed, low latency network infrastructure. This network consists of equipment from Cisco Systems and Foundry Network, both leaders in the development of mission critical networking hardware. Additionally, we are using F5 Labs' BigIP systems for load balancing and fail-over. These systems have a proven track record for providing rock solid service.

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

Crosswalk.com's choice of widely accepted, industry leading technologies and technology partners allow us to deploy a system that will maintain it's leading edge advantage for a considerable length of time. Additionally, by partnering with Worldcom, we have access to a pool of expertise and technical talent on which to draw that we believe will ensure the continued smooth operation of CROSSWALK.COM.

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

In 2001, one customer, Christian Book Distributors, accounted for 11.9% or $537,000 of the Company's total revenue. In 1999 and 2000, this same customer accounted for 0.1% or $6,000 and 8.3% or $527,000, respectively.

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

       "In addition to any other appropriate legend, prior to its issuance each and every share certificate to be issued by this Corporation shall be inscribed with a legend that states:

              `This Corporation is a religious corporation. All shares of this [C]orporation are subject to the terms as set forth in the BYLAWS of the corporation which restricts the amendment or deletion of that section of the BYLAWS which prescribes a corporate Statement of Faith in the LORD JESUS CHRIST and directs or prohibits certain corporate actions on the basis of the Statement of Faith.' "

The Bylaws also state:

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

ITEM 3.  LEGAL PROCEEDINGS

In June 2001, Scott Fehrenbacher, President and Chief Executive Officer of Crosswalk.com, Inc. learned that he was named in criminal proceedings in Orange County Florida involving business matters with his former company prior to joining Crosswalk.com in 1998. The allegations, which do not involve Crosswalk.com directly are related to a dispute with a former business competitor who was involved in purchasing Mr. Fehrenbacher's successful former business, but which apparently suffered losses since it's sale in 1998. The State of Florida is the plaintiff; the sole defendant is Scott Fehrenbacher. Since this is a criminal proceeding, no relief is specified. Crosswalk.com is not a party to the proceeding and therefore would have no liability, monetary or otherwise, if the proceeding's outcome, are adverse to Mr. Fehrenbacher. However, any verdict against Mr. Fehrenbacher would impair his ability to carry out his duties as CEO and therefore negatively impact the Company. Defense counsel has filed a motion with the State of Florida, to dismiss all charges against Mr. Fehrenbacher. A hearing in this regard is scheduled for Wednesday June 12, 2002. IT IS THE OPINION OF THE DEFENSE COUNSEL AND MANAGEMENT, THAT ALL ALLEGATIONS AGAINST MR. FEHRENBACHER WILL BE DISMISSED WITHOUT MERIT.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                          2001 (1)      2000 (2)      1999 (3)       1998         1997 (4)
                                                        ----------    ----------    ----------    ----------    ----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating Revenues:
Total operating revenues                                $  4,506.3    $  6,380.9    $  6,898.7    $  1,083.3    $    422.4
                                                        ------------------------------------------------------------------
Cost of goods and services                                 1,737.1       2,701.1       3,728.3         636.3         232.4
Crosswalk operations                                       2,774.8       5,517.6       4,795.0       1,529.7         959.6
Sales and marketing                                        1,525.2       3,458.2       6,693.7       1,242.8         837.2
Amortization of goodwill and intangibles                   1,682.2       1,182.3         457.3            --            --
General and administrative                                 1,654.5       2,340.5       2,543.9       1,353.7         877.7
                                                        ------------------------------------------------------------------
Operating loss                                            (4,867.6)     (8,818.8)    (11,319.5)     (3,679.2)     (2,484.5)
                                                        ------------------------------------------------------------------
Other income (expense)                                        83.1         198.3         666.8         222.1      (1,786.7)
Net loss before cumulative effect of a change
   in accounting practice                                 (4,784.5)     (8,620.5)    (10,652.7)     (3,457.1)     (4,271.2)
Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition               --      (1,407.6)           --            --            --
                                                        ------------------------------------------------------------------
Net loss                                                $ (4,784.5)   $(10,028.0)   $(10,652.7)   $ (3,457.1)   $ (4,271.2)
                                                        ==================================================================
Net loss per share before cumulative effect of a
   change in accounting practice                            ($0.60)       ($1.11)       ($1.56)       ($0.98)       ($3.31)
Per share effect of a one-time adjustment to
   reflect change in revenue and cost recognition               --         (0.18)           --            --            --
                                                        ------------------------------------------------------------------
Net loss per share (basic and diluted)                      ($0.60)       ($1.29)       ($1.56)       ($0.98)       ($3.31)
                                                        ==================================================================
Weighted average number of shares outstanding
(basic and diluted)                                        7,947.6       7,764.5       6,822.6       3,535.5       1,289.5
                                                        ==================================================================
BALANCE SHEET DATA:
Total assets                                            $  6,740.4    $ 11,309.6    $ 19,784.4    $  4,902.6    $    5,787.2
Working capital                                            1,004.8       2,288.6       5,090.7       3,293.2         5,334.3
Total stockholders' equity (deficit)                       5,408.5       9,361.0      16,259.1       4,179.5         3,726.2



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

BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of CROSSWALK.COM(TM), an interactive Website, which provides information and resources that the Company believes generally appeals to the English speaking Christian and family-friendly community. The Biblically based content offered is available and may be conducive to helping families educate their children, manage their money, evaluate opportunities for entertainment, and more, regardless of religious persuasion. The information and resources are developed and made available, both by the Company and by Christian and secular retailers, publishers, charities and ministries. In 2001 and 2000, the Company generated revenues through the sale of online and offline advertising and sponsorship agreements; referral fees from co-marketing relationships; and the provision of Internet services to users and third-parties, including webcasting and hosting to Christian organizations. In 2000, the Company abandoned the pursuit of sponsorship agreements, transitioning to an ad sales model. Thus, sponsorship revenues generated in 2001 were in recognition of services provided under contracts signed prior to 2000. Also through the third quarter of 2000, the Company sold music and home schooling products, and thereafter moved to an affiliate model for providing these products online. After the third quarter of 2001, the Company also ceased to provide Internet services to third-parties, as they were not part of the Company's core competency, nor did they provide margins commensurate with the level of effort required to satisfy customers utilizing these services.

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

The Company must effectively serve the Christian and family-friendly niche and its advertisers in order to accelerate traffic and thus revenue growth over time. THE COMPANY PLANS TO CONTINUE ENHANCING CROSSWALK.COM IN ORDER TO MAINTAIN ITS LEADERSHIP POSITION AS THE PREFERRED ONLINE RESOURCE FOR CHRISTIANS IN SEARCH OF INFORMATION, INTERACTION AND INVOLVEMENT OPPORTUNITIES THAT HELP THEM APPLY A CHRISTIAN WORLDVIEW ACROSS THE BREADTH OF THEIR LIFE AND INTERESTS. ONE OF THESE ENHANCEMENTS IS CROSSWALK'S CONTRACT WITH AOL WHICH IS A DISCRETIONARY MARKETING AND PROMOTION INITIATIVE INTENDED TO EXTEND CROSSWALK'S BRAND TO THE AOL PLATFORM AND TO REACH A GREATER AUDIENCE.

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

GENERAL AND ADMINISTRATIVE

General & administrative (G&A) expenses in 2001 were $1,654,513, a decrease of $685,990 or 29% from $2,340,503 in 2000. The decrease in G&A expense between 2001 and 2000 is largely due to a $410,000 reduction in bad debt expense. The Company also consolidated its remote facilities, which reduced expenses by almost $300,000. In addition, the Company reduced its dependency on professional services, which resulted in year-to-year savings of $161,724. These reductions were partly offset by a $90,000 increase in dividends payable on the Series "A" preferred stock, issued in September 2000. The Company recorded a loss on disposal of property and equipment of $147,251 in 2001 and $30,466 in 2000.

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

GENERAL AND ADMINISTRATIVE

General & administrative (G&A) expenses in 2000 were $2,340,503, a decrease of $203,451 or 8% from $2,543,954 in 1999. The decrease in G&A expense between 2000 and 1999 is largely due to a reduction in investor relations expenses of $179,235, consulting services of $144,952 and travel expenses of approximately $41,000, partially offset by increased rent expense of $133,747 and bad debt expense of $82,649. The Company recorded a loss on disposal of property and equipment of $30,466 in 2000 and $22,254 in 1999.

OTHER INCOME

Other income consists of interest income, net, and loss on the disposal of property and equipment. In 2000, interest income, net was $198,342 versus $666,819 in 1999. The $468,477 or 70% decrease in 2000 from 1999 was due primarily to the use of investment funds for operations.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2001, 2000, and 1999, net cash used in operating activities was $1,859,472, $7,816,957, and $8,825,927, respectively. The decrease of net cash used in operating activities in 2001 was for the most part, a result of decreased expenses. In 2000 the decrease was due mostly to increases in cash revenues.

Net cash provided by investing activities was $959,636 and $5,426,381 for the years ended December 31, 2001 and 2000, respectively and net cash used in investing activities was $10,361,963 for the year ended December 31, 1999.

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

The Company's balance sheets have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements as presented, do not include any adjustments to asset carrying values or the classification of liabilities that might result should we be unable to continue as a going concern. Since inception, the Company had incurred, and continues to incur losses from operations. In addition, the Company has limited working capital as of December 31, 2001. These factors could limit the Company's ability to continue as a going concern.

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

WHILE MANAGEMENT BELIEVES THAT THE INCREMENTAL COST OF NEW INITIATIVES INTENDED TO INCREASE REVENUE AND EXPOSURE, SUCH AS THE LAUNCH OF A PASTORS CHANNEL, FORMING PRINT MEDIA COALITIONS AND ENHANCING CROSSWALK.COM PERFORMANCE ARE IMMATERIAL, THERE CAN BE NO ASSURANCE THAT THE CURRENT WORKING CAPITAL WILL BE SUFFICIENT TO MEET OUR GROWTH NEEDS OR THAT ADDITIONAL FINANCING WILL BE AVAILABLE TO US OR THAT SUCH FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS.

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

WE MAY NOT BE ABLE TO SECURE FUNDING IN THE FUTURE WHICH MAY PREVENT US FROM MEETING OUR FINANCIAL OBLIGATIONS

WE HAVE HAD SIGNIFICANT OPERATING LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS SINCE INCEPTION AND EXPECT THIS TO CONTINUE OPERATING AT A LOSS FOR THE NEXT YEAR AND THEREFORE THE COMPANY'S ABILITY TO MEET ITS OBLIGATIONS AND MAINTAIN OPERATIONS MAY BE AT RISK . ALTHOUGH WE BELIEVE THAT OUR PRESENT CASH AND CASH EQUIVALENTS, WORKING CAPITAL AND COMMITMENTS FOR ADDITIONAL EQUITY INVESTMENTS WILL BE ADEQUATE TO SUSTAIN OUR CURRENT LEVEL OF OPERATIONS THROUGH THE END OF 2002, WE MAY NEED TO RAISE ADDITIONAL FUNDS TO EXPAND OUR MARKETING INITIATIVES AND TO ACCELERATE THE GROWTH OF THE BUSINESS BEYOND THIS PERIOD. WHILE MANAGEMENT BELIEVES THAT THE INCREMENTAL COST OF NEW INITIATIVES INTENDED TO INCREASE REVENUE AND EXPOSURE, SUCH AS THE LAUNCH OF A PASTORS CHANNEL, FORMING PRINT MEDIA COALITIONS AND ENHANCING CROSSWALK.COM PERFORMANCE ARE IMMATERIAL, We may also need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. In addition, we may discover that we have underestimated our working capital needs, and we may need to obtain additional funds to sustain our operations. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the our shareholders will be reduced and such securities may have rights, preferences or privileges senior to those of our existing common stock shareholders. Additional financing at prices below $0.85 per share will also trigger further dilution on the conversion of the Series "A" and Series "B" preferred stock. Issuance of more than 1,585,000 shares of common stock pursuant to conversion of the Series "A" preferred stock at a price below $1.50 per share, the closing price on the date of the bindaing agreement, is contingent upon shareholder approval, which the Board of Directors is seeking in the 2002 proxy solicitation. In addition, Crosswalk's independent auditors cited doubt as to whether we will remain a going concern. The financial statements as presented therein, do not include any adjustments to asset carrying values or the classification of liabilities that might result should we be unable to continue as a going concern.

All of these factors may make it difficult for us to generate further financing and thus there can be no assurance that additional financing will be available on favorable terms, or at all, and this could threaten our ability to maintain operations as they exist today.

Chief Executive's Involvement in Legal Proceeding May IMPACT HIS ABILITY TO PERFORM THE DUTIES OF CHIEF EXECUTIVE

In June 2001, Scott Fehrenbacher, President and Chief Executive Officer of Crosswalk.com, Inc. learned that he was named in criminal proceedings in Orange County Florida involving business matters with his former company prior to joining Crosswalk.com in 1998. The allegations, which do not involve Crosswalk.com directlyare related to a dispute with a former business competitor who was involved in purchasing Mr. Fehrenbacher's successful former business, but which apparently suffered losses since it's sale in 1998. The State of Florida is the plaintiff; the sole defendant is Scott Fehrenbacher. Since this is a criminal proceeding, no relief is specified. Crosswalk.com is not a party to the proceeding and therefore would have no liability, monetary or otherwise, if the proceeding's outcome, are adverse to Mr. Fehrenbacher. However, any verdict against Mr. Fehrenbacher would impair his ability to carry out his duties as CEO and therefore negatively impact the Company. Defense counsel has filed a motion with the State of Florida, to dismiss all charges against Mr. Fehrenbacher. A hearing in this regard is scheduled for Wednesday June 12, 2002. IT IS THE OPINION OF THE DEFENSE COUNSEL AND MANAGEMENT, THAT ALL ALLEGATIONS AGAINST MR. FEHRENBACHER WILL BE DISMISSED WITHOUT MERIT.

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

10.43##     1998 Stock Option Plan, as amended March 3, 2000

10.45*** Office Building Lease by and between Enterprise Center Limited Partnership Number Two and the registrant dated August 23, 1999

10.46***    1998 Stock Option Plan, as amended February 26, 1999

10.48### Employment Agreement between Registrant and Scott Fehrenbacher dated March 16, 2001

10.49       Agreement between Registrant and Worldcom dated November 8, 2001

10.50 Stock Purchase Agreement between Registrant and A. Scott Dufford for Series A Preferred Stock dated September 29, 2000

10.51 Stock Purchase Agreement between Registrant and John R. Norwwod for Series A Preferred Stock dated September 29, 2000

10.52 Stock Purchase Agreement between Registrant and J. Mineral and Land Co. for Series A Preferred Stock dated September 29, 2000

10.53 Stock Purchase Agreement between Registrant and Jon M. Morgan Pension Plan for Series A Preferred Stock dated September 29, 2000

10.54 Stock Purchase Agreement between Registrant and Stallings Properties, Ltd. for Series A Preferred Stock dated September 29, 2000

10.55 Stock Purchase Agreement between Registrant and John D. Bergman for Series A Preferred Stock dated September 29, 2000

10.56 Stock Purchase Agreement between Registrant and Julia Jones Family Trust for Series A Preferred Stock dated September 29, 2000

10.57 Stock Purchase Agreement between Registrant and Dodge Jones Foundation for Series A Preferred Stock dated September 29, 2000

10.58 Stock Purchase Agreement between Registrant and Soft Op, L.P. for Series A Preferred Stock dated September 29, 2000

10.59 Stock Purchase Agreement between Registrant and Lighthous Partners, L.P. for Series A Preferred Stock dated September 29, 2000

10.60 Stock Purchase Agreement between Registrant and Ray McGlothlin, Jr. for Series A Preferred Stock dated September 29, 2000

10.61 Stock Purchase Agreement between Registrant and Gary J. Lamb for Series A Preferred Stock dated September 29, 2000

10.62 Stock Purchase Agreement between Registrant and Frosty Gilliam, Jr. for Series A Preferred Stock dated September 29, 2000

10.63 Stock Purchase Agreement between Registrant and Bruce Edgington for Series B Preferred Stock dated December 31, 2001

10.64 Stock Purchase Agreement between Registrant and Dodge Jones Foundation for Series B Preferred Stock dated December 31, 2001

10.65 Stock Purchase Agreement between Registrant and Earl E. Gjelde for Series B Preferred Stock dated December 31, 2001

10.66 Stock Purchase Agreement between Registrant and Jon M. Morgan for Series B Preferred Stock dated December 31, 2001

10.67 Stock Purchase Agreement between Registrant and Soft Op, L.P. for Series B Preferred Stock dated December 31, 2001

10.68 Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000

10.69 Annex to the Stock Purchase Agreement for Series B Preferred Stock dated December 31, 2001

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


                         Crosswalk.com, Inc.


July 24, 2002            By: /s/ Scott Fehrenbacher
                             ----------------------------------------
                             Scott Fehrenbacher,
                             Chief Executive Officer and President and director


July 24, 2002            By: /s/ Gary A. Struzik
                             ----------------------------------------
                             Gary A. Struzik, Chief  Financial Officer
                             and Secretary, Chief Accounting  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
10.49       Agreement between Registrant and Worldcom dated November 8, 2001

10.50 Stock Purchase Agreement between Registrant and A. Scott Dufford for Series A Preferred Stock dated September 29, 2000

10.51 Stock Purchase Agreement between Registrant and John R. Norwwod for Series A Preferred Stock dated September 29, 2000

10.52 Stock Purchase Agreement between Registrant and J. Mineral and Land Co. for Series A Preferred Stock dated September 29, 2000

10.53 Stock Purchase Agreement between Registrant and Jon M. Morgan Pension Plan for Series A Preferred Stock dated September 29, 2000

10.54 Stock Purchase Agreement between Registrant and Stallings Properties, Ltd. for Series A Preferred Stock dated September 29, 2000

10.55 Stock Purchase Agreement between Registrant and John D. Bergman for Series A Preferred Stock dated September 29, 2000

10.56 Stock Purchase Agreement between Registrant and Julia Jones Family Trust for Series A Preferred Stock dated September 29, 2000

10.57 Stock Purchase Agreement between Registrant and Dodge Jones Foundation for Series A Preferred Stock dated September 29, 2000

10.58 Stock Purchase Agreement between Registrant and Soft Op, L.P. for Series A Preferred Stock dated September 29, 2000

10.59 Stock Purchase Agreement between Registrant and Lighthous Partners, L.P. for Series A Preferred Stock dated September 29, 2000

10.60 Stock Purchase Agreement between Registrant and Ray McGlothlin, Jr. for Series A Preferred Stock dated September 29, 2000

10.61 Stock Purchase Agreement between Registrant and Gary J. Lamb for Series A Preferred Stock dated September 29, 2000

10.62 Stock Purchase Agreement between Registrant and Frosty Gilliam, Jr. for Series A Preferred Stock dated September 29, 2000

10.63 Stock Purchase Agreement between Registrant and Bruce Edgington for Series B Preferred Stock dated December 31, 2001

10.64 Stock Purchase Agreement between Registrant and Dodge Jones Foundation for Series B Preferred Stock dated December 31, 2001

10.65 Stock Purchase Agreement between Registrant and Earl E. Gjelde for Series B Preferred Stock dated December 31, 2001

10.66 Stock Purchase Agreement between Registrant and Jon M. Morgan for Series B Preferred Stock dated December 31, 2001

10.67 Stock Purchase Agreement between Registrant and Soft Op, L.P. for Series B Preferred Stock dated December 31, 2001

10.68 Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000

10.69 Annex to the Stock Purchase Agreement for Series B Preferred Stock dated December 31, 2001

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F7-F16

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
                                                                                   ============      ============

                             See accompanying notes                          F-3

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                             1999              2000              2001
                                                         ------------      ------------      ------------
OPERATING REVENUES                                       $  6,898,746      $  6,380,943      $  4,506,291

OPERATING EXPENSES:

   Cost of goods and services                               3,728,276         2,701,087         1,737,095
   Crosswalk operations                                     4,795,061         5,517,600         2,774,780
   Sales and marketing                                      6,693,729         3,458,213         1,525,243
   Amortization of goodwill and intangibles                   457,262         1,182,331         1,682,235
   General and administrative                               2,543,954         2,340,503         1,654,513
                                                         ------------      ------------      ------------
        Total operating expenses                           18,218,282        15,199,734         9,373,866
                                                         ------------      ------------      ------------

LOSS FROM OPERATIONS                                      (11,319,536)       (8,818,791)       (4,867,575)
                                                         ------------      ------------      ------------

OTHER INCOME (EXPENSE)                                        666,819           198,342            83,061
                                                         ------------      ------------      ------------
Net loss before cumulative effect of a change in
   accounting practice                                   $(10,652,717)     $ (8,620,449)     $ (4,784,514)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition                  --        (1,407,589)               --
                                                         ------------      ------------      ------------
NET LOSS                                                 $(10,652,717)     $(10,028,038)     $ (4,784,514)
                                                         ============      ============      ============

Amounts per common share:
Net loss before cumulative effect of a change in
   accounting practice                                   $      (1.56)     $      (1.11)     $      (0.60)

Cumulative effect of a one-time adjustment to
   reflect change in revenue and cost recognition                  --             (0.18)               --
                                                         ------------      ------------      ------------
Net loss per common share (basic and diluted)            $      (1.56)     $      (1.29)     $      (0.60)
                                                         ============      ============      ============

Weighted average number of common shares outstanding        6,822,575         7,764,513         7,947,555
                                                         ============      ============      ============



                             See accompanying notes                          F-4

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           ACCUMULATED
                            PREFERRED STOCK      COMMON STOCK      ADDITIONAL     COMMON                     OTHER
                            ---------------   ------------------     PAID-IN      STOCK      ACCUMULATED  COMPREHENSIVE   TOTAL
                            SHARES   AMOUNT    SHARES    AMOUNT      CAPITAL     WARRANTS      DEFICIT     GAIN/(LOSS)    EQUITY
                            -------  ------   ---------  -------   -----------   ---------   ------------   --------   ------------
BALANCE, DECEMBER 31, 1998       --  $   --   4,034,956  $40,349   $14,868,630   $ 666,722   $(11,394,215)  $ (1,991)  $  4,179,495

Issuance of common stock         --      --      26,350      264       202,619          --             --         --        202,883
Issuance of common stock
  pursuant to business
  combination, net of
  offering cost of $9,901        --      --     494,845    4,948     4,785,146          --             --         --      4,790,094
Common stock issued
  pursuant to exercise of
  underwriter warrants           --      --     317,500    3,175     2,676,527          --             --         --      2,679,702
Common stock issued
  pursuant to warrants
  exercised net of
  offering costs of $33,647      --      --   2,528,451   25,285    15,018,724    (539,062)            --         --     14,504,947
Common stock issued
  pursuant to exercise of
  stock options                  --      --     190,870    1,909       605,276          --             --         --        607,185
Net loss                         --      --          --       --            --          --    (10,652,718)   (52,488)   (10,705,206)
                            -------  ------   ---------  -------   -----------   ---------   ------------   --------   ------------
BALANCE, DECEMBER 31, 1999       --  $   --   7,592,972  $75,930   $38,156,922   $ 127,660   $(22,046,933)  $(54,479)  $ 16,259,100

Issuance of common stock         --      --       6,362       64         7,629          --             --         --          7,693
Issuance of common stock
  pursuant to marketing
  agreement, net of
  offering costs of $23,598      --      --     309,441    3,094     1,018,557          --             --         --      1,021,650
Issuance of Series "A"
  preferred stock, net of
  offering costs of $7,511   80,000      80          --       --     1,992,409          --             --         --      1,992,489
Common stock issued
  pursuant to exercise of
  stock options                  --      --      18,196      182        52,602          --             --         --         52,784
Net loss                         --      --          --       --            --          --    (10,028,038)    55,321     (9,972,717)
                            -------  ------   ---------  -------   -----------   ---------   ------------   --------   ------------
BALANCE, DECEMBER 31, 2000   80,000  $   80   7,926,971  $79,270   $41,228,118   $ 127,660   $(32,074,971)  $    842   $  9,360,999

Investment in Series "B"
  preferred stock                                                      800,000          --             --         --        800,000
Common stock issued
  pursuant to exercise of
  stock options                  --      --      32,750      327        28,448          --             --         --         28,775
Net loss                         --      --          --       --            --          --     (4,784,514)     3,203     (4,781,311)
                            -------  ------   ---------  -------   -----------   ---------   ------------   --------   ------------
BALANCE, DECEMBER 31, 2001   80,000  $   80   7,959,721  $79,597   $42,056,566   $ 127,660   $(36,859,485)  $  4,045   $  5,408,463
                            =======  ======   =========  =======   ===========   =========   ============   ========   ============

                             See accompanying notes                          F-5

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     1999              2000              2001
                                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(10,652,717)     $(10,028,038)     $ (4,784,514)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   NET (GAIN)/LOSS ON INVESTMENTS                                     (59,815)          (33,938)            4,775
                                                                 ------------      ------------      ------------
   Depreciation                                                       453,656           785,174           785,951
   Amortization of intangible assets                                  457,262         1,182,331         1,182,235
   Goodwill impairment                                                     --                --           500,000
   Loss on disposal of property and equipment and
      intangible assets                                                22,254            30,466           147,251
   Stock compensation expense                                         105,576             7,693                --
   Common stock issued in lieu of cash for advertising                     --         1,045,249                --
   Changes in operating assets and liabilities:
      Accounts receivable                                          (1,803,148)          954,964           544,461
      Notes receivable from officers                                   55,500            15,389             4,255
      Deposits                                                       (105,212)           70,124            29,356
      Deferred costs                                                 (116,196)         (259,799)          305,797
      Other current assets                                            (17,711)           (9,809)           37,559
      Accounts payable                                              2,475,339        (2,065,894)         (158,344)
      Accrued and other liabilities                                   320,010          (184,458)           (5,803)
      Deferred revenue                                                 39,275           673,590          (452,451)
                                                                 ------------      ------------      ------------
         Net cash used in operating activities                     (8,825,927)       (7,816,957)       (1,859,472)
                                                                 ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (2,001,862)         (420,249)         (430,781)
   Proceeds from sale of property, equipment and
      intangible assets                                                    --                --            18,710
   Purchase of intangible assets                                   (1,982,397)               --                --
   Sales and maturities of investments                              9,649,775         6,999,402         1,863,081
                                                                 ------------      ------------      ------------
   Purchase of investments                                        (16,027,479)       (1,152,772)         (491,374)
                                                                 ------------      ------------      ------------
         Net cash (used in) provided by investing activities      (10,361,963)        5,426,381           959,636
                                                                 ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock                           --         1,992,489           500,000
   Net proceeds from issuance of common stock and warrants         17,781,933            52,784            28,775
   Cost of issuing common stock in lieu of cash                            --           (23,598)               --
                                                                 ------------      ------------      ------------
         Net cash provided by financing activities                 17,781,933         2,021,675           528,775
                                                                 ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (1,405,957)         (368,901)         (371,061)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        3,047,115         1,641,157         1,272,256
                                                                 ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  1,641,157      $  1,272,256      $    901,195
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

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

If SFAS No. 142 had been adopted at the beginning of 1999, the absence of goodwill amortization would have had the following impact in each of the years presented:
                                         FOR THE YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                      1999            2000            2001
------------------------------------------------------------------------------
Reported net loss                 $(10,652,717)   $(10,028,038)   $ (4,784,514)
Add back: goodwill amortization   $    431,516    $  1,150,710    $  1,150,331
                                  --------------------------------------------
Adjusted net loss                 $(10,221,201)   $ (8,877,320)   $ (3,634,183)
                                  --------------------------------------------

Basic and diluted earnings per share:
Reported net losee                $      (1.56)   $      (1.29)   $      (0.60)
Goodwill Amortization             $       0.06    $       0.15    $       0.14
                                  --------------------------------------------
Adjusted net loss                 $      (1.50)   $      (1.14)   $      (0.46)
                                  --------------------------------------------

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

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue recognition - Beginning January 1, 2000, the Company's revenues were primarily derived from the sale of banner advertising. Advertising revenues are recognized in the period in which the advertisement is displayed and collection of the resulting receivable is probable. Revenue from royalty or referral fees is recognized upon receipt of payment from third parties. Revenue from product sales, which the Company ceased to generate in the third quarter of 2000, was recognized at time of receipt of shipping acknowledgement from third-party distributor.

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

Barter transactions, generating $2,876,000, $984,000 and $273,000 in revenue and $2,116,000, $1,004,000 and $502,000 in cost for the years ended December 31, 1999, 2000 and 2001 respectively, are from contracts dating prior to 2000 and are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions unrelated to the counterparty in the barter transaction.that have occurred no more than six months prior to the barter transaction, consistent with EITF 99-17. "Accounting for Advertising Barter Transactions". Barter transactions consist of providing web development services in return for advertising space in the customer's magazine, and website presence on CROSSWALK.COM in exchange for advertising space on the customer's Website, other Web-related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred revenue - Deferred revenue consists of revenue deferred pursuant to the Company's change in method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000 to recognizing such fees over the term of the related agreement, which is generally a one to two year period. In addition, approximately $57,000 of deferred revenue is associated with advertising agreements invoiced at the customer's request for which revenue will not be earned until the first quarter of 2002.

Website development and maintenance costs - Product-development costs include expenses incurred by the Company to maintain, monitor and manage the Company's Website. The Company recognizes Website development costs in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web-Site Development Costs". EITF 00-02 was issued in March 2000 to provide additional guidance in the application of SOP 98-1. As such, the Company expenses all costs incurred that relate to the planning and post-implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life, if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of Website content, are included in the Crosswalk operations expense category in the accompanying statement of operations.

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

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities available-for-sale in the accompanying balance sheets at December 31, 2000 and 2001 total $2,070,863 and $183,004, respectively. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of December 30, 2000 and 2001 are as follows:

                                                                     GROSS           GROSS
                                                                  UNREALIZED       UNREALIZED
                               MARKET VALUE      COST BASIS          GAINS           LOSSES
                               ------------     ------------     ------------     ------------
U.S. Govt. Debt Securities     $  1,556,283     $  1,555,268     $      1,022     $         (9)
Municipal Debt Securities                --               --               --               --
Corporate Debt Securities           514,580          514,751               --             (170)
                               ------------     ------------     ------------     ------------
Total at December 31, 2000     $  2,070,863     $  2,070,019     $      1,022     $       (179)
                               ============     ============     ============     ============

U.S. Govt. Debt Securities     $    131,227     $    127,934     $      3,293     $         --
Municipal Debt Securities            15,336           15,150              186               --
Corporate Debt Securities            36,441           35,875              566               --
                               ------------     ------------     ------------     ------------
Total at December 31, 2001     $    183,004     $    178,959     $      4,045     $         (0)
                               ============     ============     ============     ============

The Company recorded gross realized losses of $84,826, $34,320 and $2,286 and gross realized gains of $25,014, $382 and $7,061 for the years ended December 31, 1999, 2000 and 2001, respectively This translates to a net realized loss of $59,812 and $33,938 and a net realized gain of $4,775 for the years ended December 31, 1999, 2000 and 2001, respectively.

E.   PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consisted of the following at December
     31,:
                                                  2000              2001
                                              ------------      ------------
     Computer equipment                       $  1,490,671      $  1,244,300
     Office furniture                              237,368           206,701
     Leasehold improvements                         51,972            26,999
     Capital leases                                 71,200            82,591
     Office equipment                               17,702            16,211
     Software                                    1,017,849         1,111,953
                                              ------------      ------------
                                                 2,886,762         2,688,755
     Less: accumulated depreciation
     and amortization                           (1,434,451)       (1,757,575)
                                              ------------      ------------
                                              $  1,452,311      $    931,180
                                              ============      ============

F.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31,:

                                                  2000              2001
                                              ------------      ------------
     Accrued wages and benefits               $    263,554      $    197,306
     Accrued hosting & content expenses            101,586           114,880
     Accrued dividends payable                      30,000           150,000
     Capital lease obligations                      17,438            23,142
     Other                                         186,000           142,045
                                              ------------      ------------
                                              $    598,578      $    627,373
                                              ============      ============

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with accounting guidance from SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recognized a $500,000 impairment charge to reduce the carrying amount of the Wike Associates, Inc. acquisition consistent with the overall reduction in the market value of Internet companies in general. Given that the original value of the Internet related asset of this acquisition was based on a multiple of revenue to marketcap equivalent to Crosswalk's and market value has deteriorated without offsetting increases in revenue, a change to the carrying amount of the asset was determined. Current fair value was based on the same multiple of revenue method used to establish original asset fair value. The updated carrying value was derived by first determining revenue generated from the asset by multiplying total online advertising by the portion of pageviews generated from this asset. This figure was then divided into a derived marketcap equaling total shares outstanding times the average 2001 price of common shares times the percent of revenue generated by the total Wike Associates acquisition. The resulting multiple was applied to the derived revenue generated from the asset, which implied that a $500,000 impairment charge was appropriate.

Unaudited proforma consolidated results of operations, assuming the acquisition of Media Management, Inc. had occurred on January 1, 1999, would have been as follows:

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Pro Forma
                                                        (Unaudited)
                                                        Year Ended
                                                       December 31,
                                                           1999
                                                       ------------
Operating revenues                                     $  8,825,061
Net loss                                               $(11,173,520)
Net loss per common share (basic and diluted)          $      (1.57)


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

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In 2001, one customer accounted for 11.9% or $537,000 of the Company's total revenue. In 1999 and 2000, this same customer accounted for 0.1% or $6,000 and 8.3% or $527,000, respectively. The Company's customers are located throughout the United States. In the normal course of business, the Company extends unsecured credit to its customers.

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

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                               Options Outstanding
                                           ----------------------------
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

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for its options granted to employees in accordance with APB
25. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 based on their fair value as determined by the Black-Scholes option-pricing model. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 1999, 2000 and 2001 would have been increased to the proforma amounts indicated below:
                                       1999           2000           2001
                                   ------------   ------------   ------------
     Net loss
        As reported                $(10,652,717)  $(10,028,038)  $ (4,784,514)
        Pro forma                  $(15,758,026)  $(10,572,542)  $ (5,476,418)
     Net loss per common share
        Basic and diluted
        As reported                $      (1.56)  $      (1.29)  $      (0.60)
        Pro forma                  $      (2.31)  $      (1.36)  $      (0.69)

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


McLean, Virginia                                            Ernst & Young, LLP
February 12, 2002

                               CROSSWALK.COM, INC.

                        Valuation and Qualifying Accounts

                  Years Ended December 31, 2001, 2000, and 1999

                                                                Additions
                                               Balance at       Charged to                                 Balance at
                                              Beginning of      Costs and                                   End of
                   Description                  Period          Expenses             Deductions             Period
---------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts -
accounts receivable:
Years ended December 31,:           2001      $   268,788      $    71,626 (A)       $ 195,789 (B)       $   144,624
                                    2000      $   354,163      $   437,510 (A)       $ 522,885 (B)       $   268,788
                                    1999      $    20,000      $   387,287 (A)       $  53,124 (B)       $   354,163

Valuation allowance for
deferred tax assets:
Years ended December 31,:           2001      $10,070,000      $ 1,352,000 (C)       $      --           $11,422,000
                                    2000      $ 6,593,700      $ 3,476,300 (C)       $      --           $10,070,000
                                    1999      $ 2,594,300      $ 3,999,400 (C)       $      --           $ 6,593,700

(A)   Increase in allowance for doubtful accounts
(B)   Write-off of uncollectible receivables, or reversal due to collection
(C)   Increase in allowance for gross deferred tax assets

Selected Quarterly Financial Data


                                       2000 QUARTERS ENDED                                     2001 QUARTERS ENDED
                      -----------------------------------------------------   -----------------------------------------------------
                        MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31     MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total operating
revenues              $ 1,651,691   $ 1,831,528   $ 1,419,939   $ 1,477,785   $ 1,064,305   $ 1,427,237   $   923,738   $ 1,091,011

Gross Margin              842,970     1,145,079       828,163       863,644       725,445       903,753       515,389       624,609

Net loss before
cumulative effect
of a change in
accounting practice    (2,777,695)   (2,015,304)   (2,382,946)   (1,444,504)   (1,324,275)   (1,054,611)   (1,282,061)   (1,123,567)

Amounts per common share:
Net loss before
cumulative effect
of a change in
accounting practice
basic and diluted     $     (0.36)  $     (0.26)  $     (0.31)  $     (0.18)  $     (0.17)  $     (0.13)  $     (0.16)  $     (0.14)