Form 10QSB/A
period 2002-03-31
CROSSWALK COM
filed 2002-07-25
CIK 1037599

================================================================================
                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                 Form 10-QSB/A1

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Period Ended March 31, 2002.

                                       or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Transition Period From ________________to_______________.

         Commission file number 333-25937

                               Crosswalk.com, Inc.
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                          54-1831588
            --------                                          ----------
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

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $ .01 Par Value:  7,968,221 shares outstanding as of March 31,
2002

Transitional Small Business Disclosure Format (check 0ne):

Yes  [_]      No  [X]
================================================================================

                                      INDEX

Part I.    FINANCIAL INFORMATION                                           PAGE

Item 1.    Consolidated Financial Statements (Unaudited)
             Balance Sheets--at December 31, 2001 and March 31, 2002         3

             Statements of Operations--three months ended March 31, 2001
             and 2002                                                        4

             Statements of Cash Flows--three months ended March 31, 2001
             and 2002                                                        5

             Notes to Consolidated Financial Statements                      6

Item 2.    Management's Discussion and Analysis or Plan of Operation        10

Part II.   OTHER INFORMATION

Items 1-6  Including Exhibits and Reports on Form 8-K                       14

Signatures                                                                  17

CROSSWALK.COM, INC.
CONSOLIDATED BALANCE SHEETS

                                                                               December 31,        March 31,
ASSETS                                                                             2001              2002
                                                                               ------------      ------------
                                                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $    901,195      $    360,179
   Short-term investments                                                            51,777           687,659
   Accounts receivable including unbilled receivables of $55,568 and                656,130           525,209
   $61,836 at December 31, 2001 and March 31, 2002, respectively
   Stock subscription receivable                                                    300,000                --
   Deferred costs                                                                   114,519           144,550
   Note receivable from officer                                                      17,856            15,967
                                                                               ------------      ------------
        Total current assets                                                      2,041,477         1,733,564

LONG TERM INVESTMENTS                                                               131,227            51,493

PROPERTY AND EQUIPMENT, net                                                         931,180           755,547

OTHER ASSETS:
   Deposits                                                                          61,795            62,444
   Deferred costs                                                                       609               609
   Goodwill, net                                                                  3,505,228         3,505,228
   Intangible assets, net                                                            68,903            61,229
                                                                               ------------      ------------
        Total other assets                                                        3,636,535         3,629,510
                                                                               ------------      ------------
TOTAL ASSETS                                                                   $  6,740,419      $  6,170,114
                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $    252,595      $    312,425
   Accrued liabilities                                                              627,373           569,222
   Deferred revenue                                                                 156,688           174,736
                                                                               ------------      ------------
        Total current liabilities                                                 1,036,656         1,056,383

OTHER LIABILITIES:
   Accounts payable                                                                 123,027           126,887
   Deferred revenue                                                                 128,456                --
   Other liabilities                                                                 43,817            27,618

COMMITMENTS                                                                              --                --

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
        80,000 Series "A" shares issued and outstanding at December
        31, 2001 and March 31, 2002, respectively                                        80                80
        80,000 Series "B" shares issued and outstanding at March 31, 2002                --                80
   Common stock, $.01 par value, 20,000,000 shares authorized;
        7,959,721 and  7,968,221 shares issued and outstanding at December
        31, 2001 and March 31, 2002, respectively                                    79,597            79,682
   Common stock warrants                                                            127,660           127,660
   Additional paid-in capital                                                    42,056,566        42,062,165
   Accumulated deficit                                                          (36,859,485)      (37,309,949)
   Accumulated other comprehensive loss:
        Net unrealized loss on available-for-sale securities                          4,045              (492)
                                                                               ------------      ------------
        Total stockholders' equity                                                5,408,463         4,959,226
                                                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  6,740,419      $  6,170,114
                                                                               ============      ============

                             See accompanying notes.                          3

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                         ------------------------------
                                                             2001              2002
                                                         ------------      ------------
TOTAL REVENUES                                           $  1,064,306      $    866,065

OPERATING EXPENSES:

   Cost of goods and services                                 338,859           293,388
   Crosswalk operations                                       901,896           431,516
   Sales and marketing                                        418,906           229,095
   Amortization of Goodwill and Intangibles                   295,270             7,674
   General and administrative                                 439,547           364,585
                                                         ------------      ------------
        Total operating expenses                            2,394,478         1,326,258
                                                         ------------      ------------

LOSS FROM OPERATIONS                                       (1,330,173)         (460,193)

OTHER INCOME NET                                                5,899             9,729
                                                         ------------      ------------

NET LOSS                                                 $ (1,324,274)     $   (450,464)
                                                         ============      ============

Net loss per common share (basic and diluted)            $      (0.17)     $      (0.06)
                                                         ============      ============

Weighted average number of common shares outstanding        7,926,971         7,966,710
                                                         ============      ============





                             See accompanying notes.                          4

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                 ------------------------------
                                                                     2001              2002
                                                                 ------------      ------------
OPERATING ACTIVITIES:

Net loss                                                         $ (1,324,274)     $   (450,464)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                       206,124           187,694
   Amortization                                                       302,785             7,674
   Loss on disposal of property and equipment                          27,532                --
   Changes in operating assets and liabilities:
      Accounts receivable                                             277,389           130,921
      Notes receivable from officer                                      (306)            1,889
      Deposits                                                           (953)             (649)
      Deferred costs                                                   90,309           (30,031)
      Other current assets                                             (1,897)               --
      Accounts payable                                               (159,467)           63,690
      Accrued liabilities                                             (77,925)          (74,350)
      Deferred revenue                                               (136,196)         (110,408)
                                                                 ------------      ------------
         Net cash used in operating activities                       (796,879)         (274,035)
                                                                 ------------      ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                (19,356)          (12,060)
   Sales and maturities of investments                              1,267,106           263,334
   Purchase of investments                                           (186,652)         (824,019)
                                                                 ------------      ------------
         Net cash (used in) provided by investing activities        1,061,098          (572,745)
                                                                 ------------      ------------

FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock                           --           298,326
   Net proceeds from issuance of common stock                              --             7,438
                                                                 ------------      ------------
      Net cash provided by financing activities                            --           305,764
                                                                 ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               264,219          (541,016)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,272,256           901,195
                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  1,536,475      $    360,179
                                                                 ============      ============

                             See accompanying notes.                          5

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

During June 2002, the Company will complete the required transitional impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002. The Company does not have intangible assets with indefinite lives. The Company has not yet determined the effect these tests will have on the earnings and financial position of the Company. Based on current market conditions, the impact could be material.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 142 requires the Company to test for the impairment of goodwill at least an annual basis. The impairment test consists of a two-step process. First, the current fair value of a reporting unit is compared to its carrying value, including goodwill. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. The Company's two reporting units for purposes of this analysis are the offline and online advertising areas. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and thus, the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, SFAS No. 142 requires that a second step be taken to assess the new value of goodwill. If the second step is required, the fair value of all tangible and intangible assets of the reporting unit other than goodwill (implied fair value) must be determined and compared to the carrying value of the goodwill associated with that reporting unit. If the carrying value of the reporting units goodwill exceeds the implied fair value of the reporting unit, an impairment loss shall be recognized in an amount equal to that excess. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis for future impairment tests.

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

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    GROSS            GROSS
                                                                  UNREALIZED       UNREALIZED
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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2001, Scott Fehrenbacher, President and Chief Executive Officer of Crosswalk.com, Inc. learned that he was named in criminal proceedings in Orange County Florida involving business matters with his former company prior to joining Crosswalk.com in 1998. The allegations, which do not involve Crosswalk.com directly, are related to a dispute with a former business competitor who was involved in purchasing Mr. Fehrenbacher's successful former business, but which apparently suffered losses since it's sale in 1998. The state of Florida is the plaintiff; the sole defendant is Scott Fehrenbacher. Since this is a criminal proceeding, no relief is specified. Crosswalk.com is not a party to the proceeding and therefore would have no liability, monetary or otherwise, if the proceeding's outcome, is adverse to Mr. Fehrenbacher. However, any verdict against Mr. Fehrenbacher would impair his ability to carry out his duties as CEO and therefore negatively impact the Company. Defense counsel has filed a motion with the State of Florida, to dismiss all charges against Mr. Fehrenbacher. A hearing in this regard is scheduled for Wednesday June 12, 2002. IT IS THE OPINION OF THE DEFENSE COUNSEL AND MANAGEMENT, THAT ALL ALLEGATIONS AGAINST MR. FEHRENBACHER WILL BE DISMISSED WITHOUT MERIT.

ITEM 2.  CHANGE IN SECURITIES

On January 9, 2002 Crosswalk.com, Inc. (the "Company") completed the closing of a private placement of three-year convertible Series B preferred stock, earning 6% cumulative per annum, pursuant to which it raised $800,000 from accredited financial investors, directly or indirectly, including four directors of the Company. The financing was effected in accordance with the Stock Purchase Agreement dated December 31, 2001, between the Company and the purchasers. Pursuant to the Stock Purchase Agreement, the Company sold 80,000 shares of Crosswalk.com Series B preferred stock to the purchasers at a price of $10.00 per share. The Company received funds in the amounts of $500,000 on December 31, 2001, $100,000 on January 3, 2002 and $200,000 on January 9, 2002. The Series B
Preferred stock is convertible into an aggregate of 933,269 shares of Crosswalk.com common stock over the next three years. Consistent with the offering memorandum, conversion prices for the three traunches received are $0.8111, $0.856, and $1.00, chronologically, for an average conversion price of $0.857 per share. The purchasers will own approximately 9% of the outstanding voting securities. The Company will use the proceeds of this offering for working capital and other general corporate purposes.

In addition, pursuant to the anti-dilution provisions of the Series A preferred stock, the conversion price of the Series A preferred stock is reduced from $2.32 per share to $0.8111 per share in the event that the Company issues additional shares of common stock from conversion of the first traunch Series B preferred stock purchasers.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

Exhibit
Number    Description
-------   ----------------------------------------------------------------------
11 Computation of Earnings Per Share for the Three Months ended March 31, 2002


(b) Reports on Form 8-K

During the first quarter ended March 31, 2002, the Company filed an Item 5
Form 8-K with the Securities and Exchange Commission on January 11, 2002, disclosing the closing of a private placement of three-year convertible Series B preferred stock. See Item 2. "Change in Securities" herein for further information.

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Crosswalk.com, Inc.


July 25, 2002                               By: /s/ Scott Fehrenbacher
                                                ---------------------------
                                                Scott Fehrenbacher
                                                Chief Executive Officer
                                                and President




July 25, 2002                               By: /s/ Gary A. Struzik
                                                ---------------------------
                                                Gary A. Struzik
                                                Chief Financial Officer and
                                                Secretary, Chief Accounting
                                                Officer






INDEX TO EXHIBITS

Exhibit
Number    Description                                                     Page
-------   ------------------------------------------------------          ----
11        Computation of Earnings Per Share for the Three Months            1
          ended March 31, 2002