Form 10-K/A
period 2001-12-31
CROSSWALK COM
filed 2002-08-14
CIK 1037599

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A2


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

                                  FORM 10-K/A2

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to include in
Part III, the changes to Item 14, Exhibit 10.49, as set forth herein:

                                    PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

EXHIBIT
NUMBER        DESCRIPTION
----------    --------------------
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

None during the fourth quarter of 2001.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Crosswalk.com, Inc.


August 13, 2002            By: /s/ Scott Fehrenbacher
                              ---------------------------------------
                              Scott Fehrenbacher,
                              Chief Executive Officer and President and director



August 13, 2002            By: /s/ Gary A. Struzik
                              ----------------------------------------
                              Gary A. Struzik, Chief Financial Officer
                              and Secretary, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
--------       --------------------

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