Form 10QSB/A
period 2002-03-31
CROSSWALK COM
filed 2002-08-14
CIK 1037599

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                 Form 10-QSB/A2


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

Common Stock, $ .01 Par Value:  7,968,221 shares outstanding as of June 30, 2002

Transitional Small Business Disclosure Format (check 0ne):

Yes               No     X
     -----             -----

================================================================================

                                 FORM 10-QSB/A2

The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 to include in Part II "Other Information," the changes to Item 2 as set forth herein:


On January 9, 2002 Crosswalk.com, Inc. (the "Company") completed the closing of a private placement of three-year convertible Series B preferred stock, earning 6% cumulative per annum, pursuant to which it raised $800,000 from exclusively accredited financial investors, directly or indirectly, including four directors of the Company. The Company relied on Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933 for exemption from registration of this issuance as it did not involve any public offering, and as mentioned, involved only five investors, all of which are accredited investors. The financing was effected in accordance with the Stock Purchase Agreement dated December 31, 2001, between the Company and the purchasers. Pursuant to the Stock Purchase Agreement, the Company sold 80,000 shares of Crosswalk.com Series B preferred stock to the purchasers at a price of $10.00 per share. The Company received funds in the amounts of $500,000 on December 31, 2001, $100,000 on January 3, 2002 and $200,000 on January 9, 2002. The Series B Preferred stock is convertible into an aggregate of 933,269 shares of Crosswalk.com common stock over the next three years. Consistent with the offering memorandum, conversion prices for the three traunches received are $0.8111, $0.856, and $1.00, chronologically, for an average conversion price of $0.857 per share. The purchasers will own approximately 9% of the outstanding voting securities. The Company will use the proceeds of this offering for working capital and other general corporate purposes.


In addition, pursuant to the anti-dilution provisions of the Series A preferred stock, the conversion price of the Series A preferred stock is reduced from $2.32 per share to $0.8111 per share in the event that the Company issues additional shares of common stock from conversion of the first traunch Series B preferred stock purchasers.


                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Crosswalk.com, Inc.



August 13, 2002                             By: /s/ Scott Fehrenbacher
                                                ----------------------
                                                Scott Fehrenbacher
                                                Chief Executive Officer and
                                                President




August 13, 2002                             By: /s/ Gary A. Struzik
                                                -------------------
                                                Gary A. Struzik, Chief Financial
                                                Officer and Secretary, Chief
                                                Accounting Officer