Form 10QSB
period 2002-06-30
CROSSWALK COM
filed 2002-08-14
CIK 1037599

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2002.

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

Yes   X     No
   --------   --------
                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $ .01 Par Value:  7,968,221 shares outstanding as of June 30, 2002

Transitional Small Business Disclosure Format (check 0ne):

Yes         No   X
   --------   --------

                                      INDEX


                                                                                                    PAGE
Part I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
             Balance Sheets--at December 31, 2001 and June 30, 2002                                   3

             Statements of Operations--three and six months ended June 30, 2001 and 2002              4

             Statements of Cash Flows--six months ended June 30, 2001 and 2002                        5

             Notes to Consolidated Financial Statements                                               6

Item 2.   Management's Discussion and Analysis or Plan of Operation                                  11

Part II.  OTHER INFORMATION

Items 1-6  Including Exhibits and Reports on Form 8-K                                                18

Signatures                                                                                           20

CROSSWALK.COM, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,            June 30,
                                                                                     2001                  2002
                                                                          ---------------------------------------------
                                                                                                       (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $    901,195          $    392,878
   Short-term investments                                                            51,777               306,246
   Accounts receivable, including unbilled receivables of $55,568 and               656,130               420,918
     $67,594 at December 31, 2000 and June 30,  2002, respectively
   Stock subscription receivable                                                    300,000                     -
   Deferred costs                                                                   114,519               203,800
   Notes receivable from officers                                                    17,856                16,183
   Assets held for sale                                                                   -             2,433,350
                                                                              --------------         --------------
        Total current assets                                                      2,041,477             3,773,375

LONG TERM INVESTMENTS                                                               131,227                52,822

PROPERTY AND EQUIPMENT, net                                                         931,180               287,412

OTHER ASSETS:
   Deposits                                                                          61,795                60,887
   Deferred costs                                                                       609                   609
   Goodwill, net                                                                  3,505,228               750,399
   Intangible assets, net                                                            68,903                     -
                                                                              --------------         --------------
        Total other assets                                                        3,636,535               811,895
                                                                              --------------         --------------

TOTAL ASSETS                                                                   $  6,740,419          $  4,925,504
                                                                              ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $    252,595          $    317,232
   Accrued liabilities                                                              627,373               601,211
   Deferred revenue                                                                 156,688               115,083
                                                                              --------------         --------------
        Total current liabilities                                                 1,036,656             1,033,526

OTHER LIABILITIES:
   Accounts payable                                                                 123,027               131,211
   Deferred revenue                                                                 128,456                     -
   Other liabilities                                                                 43,817                19,439

COMMITMENTS                                                                               -                     -

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
        80,000 Series "A" shares issued and outstanding at both                          80                    80
        December 31, 2001 and at June 30, 2002
        80,000 Series "B" shares issued and outstanding at June 30, 2002                  -                    80
   Common stock, $.01 par value, 20,000,000 shares authorized, 7,959,721 and
        7,968,221 shares issued and outstanding at
        December 31, 2001 and at June 30, 2002, respectively                         79,597                79,682
   Common stock warrants                                                            127,660               127,660
   Additional paid-in capital                                                    42,056,566            42,056,199
   Accumulated deficit                                                          (36,859,485)          (38,519,456)
   Accumulated other comprehensive loss:
       Net unrealized gain/(loss) on available-for-sale securities                    4,045                (2,917)
                                                                              --------------         --------------
        Total stockholders' equity                                                5,408,463             3,741,328
                                                                              --------------         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  6,740,419          $  4,925,504
                                                                              ==============         ==============


See accompanying notes.

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                               For the Three Months                     For the Six Months
                                                                   Ended June                              Ended June
                                                            2001                2002                2001               2002
                                                      ---------------------------------------------------------------------------
TOTAL  REVENUES                                        $  1,427,237         $    311,350        $ 2,491,543         $   484,615

OPERATING EXPENSES:

   Cost of goods and services                               523,484              246,627            862,344             374,340
   Crosswalk operations                                     813,584               54,430          1,715,480             112,034
   Sales and marketing                                      423,921               33,693            842,827              70,430
   Amortization of Goodwill and Intangibles                 296,399                    -            591,669                   -
   General and administrative                               443,462              162,349            910,541             351,777
                                                       --------------       --------------     ---------------     --------------
        Total operating expenses                          2,500,850              497,099          4,922,861             908,581
                                                       --------------       --------------     ---------------     --------------
LOSS FROM CONTINUING OPERATIONS                          (1,073,613)            (185,749)        (2,431,318)           (423,966)

OTHER INCOME, NET                                            19,002                8,453             52,433              18,183
                                                       --------------       --------------     ---------------     --------------
LOSS FROM CONTINUING OPERATIONS                        $ (1,054,611)        $   (177,296)        (2,378,885)           (405,783)

Loss from discontinued operations                                 -             (282,211)                 -            (504,187)
                                                       --------------       --------------     ---------------     --------------
Loss before cumulative effect of a change
   in accounting principle                             $ (1,054,611)            (459,507)        (2,378,885)           (909,970)

Recognition of impairment loss as a result of
   transitional goodwill impairment test                          -             (750,000)                 -            (750,000)


NET LOSS                                               $ (1,054,611)        $ (1,209,507)       $ (2,378,885)       $(1,659,970)
                                                       ==============       ==============     ===============     ==============
Amounts per common share:
Loss from continuing operations                        $      (0.13)        $      (0.02)       $      (0.30)       $     (0.05)

Loss from discontinued operations                                 -                (0.04)                 -               (0.06)
                                                       --------------       --------------     ---------------     --------------
Loss before cumulative effect of a change
   in accounting principle                             $      (0.13)        $      (0.06)       $      (0.30)       $     (0.11)

Recognition of impairment loss as a result of
   transitional goodwill impairment test                          -                (0.09)                 -               (0.10)

Net loss per common share (basic and diluted)          $      (0.13)        $      (0.15)       $      (0.30)       $     (0.21)
                                                       ==============       ==============     ===============     ==============
Weighted average number of common
   shares outstanding                                     7,943,312           7,968,221           7,935,186           7,967,470
                                                       ==============       ==============     ===============     ===============


See accompanying notes.

CROSSWALK.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                  For the Six Months
                                                                     Ended June 30,
                                                            ------------------------------
                                                                 2001           2002
                                                            -------------   --------------
OPERATING ACTIVITIES:

Net loss                                                    $ (2,378,885)   $(1,659,970)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Net (gain)/loss on investments                                   4,575         (1,043)
  Depreciation                                                   410,974        283,701
  Amortization                                                   591,669        762,811
  Loss on disposal of property and equipment                      65,109             --
  Changes in operating assets and liabilities:
   Accounts receivable                                            (2,949)       235,212
   Notes receivable from officer                                 (18,075)         1,673
   Deposits                                                        3,679            908
   Deferred costs                                                 82,357        (89,281)
   Other current assets                                           14,841             --
   Accounts payable                                              (36,209)        72,821
   Accrued liabilities                                            (8,860)       (50,540)
   Deferred revenue                                             (277,206)      (170,061)
                                                            -------------   --------------
     Net cash used in operating activities                    (1,548,980)      (613,769)
                                                            -------------   --------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                            (13,018)       (12,263)
  Sales and maturities of investments                          1,372,459        644,721
  Purchase of investments                                             --       (826,804)
                                                            -------------   --------------
     Net cash provided by (used in) investing activities       1,359,441       (194,346)
                                                            -------------   --------------
FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock                   28,776        292,360
  Net proceeds from issuance of common stock                          --          7,438
                                                            -------------   --------------
     Net cash provided by financing activities                    28,776        299,798
                                                            -------------   --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         (160,763)      (508,317)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                          1,272,256        901,195
                                                            -------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  1,111,493    $   392,878
                                                            =============   ==============

See accompanying notes.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      THE COMPANY AND BASIS OF PRESENTATION

Crosswalk.com, Inc. ("Crosswalk" or the "Company") is the creator of its Website www.crosswalk.comTM ("crosswalk.com"), which the Company believes is the premier portal site for the online Christian and family-friendly community, with a focus on "the intersection of faith and life", covering a growing spectrum of everyday life within a Christian context. Crosswalk.com offers content focused on topical and lifestyle channels like Entertainment, Money, News, HomeSchool, Family Living, Spiritual Life, Women, Live It--Christian book reviews, and more; unique online applications like cross-referenced Bible study databases, stock and mutual fund screening tools, greeting cards, and more; community-building areas like chat, discussion forums, the largest Christian Web site directory, and more; and over thirty topical and community related email newsletters. Crosswalk also provides email subscription service to over 1.1 million newsletter subscribers encompassing over 650,000 opt-in email addresses.

The Company's business includes the development and aggregation of Internet content and services, which it believes are conducive to the online Christian and family-friendly community. Crosswalk.com generates revenue through the sale of advertising; Internet services; royalties and referral fees from co-marketing relationships. The Company operates in one business segment.

The accompanying unaudited financial statements as of June 30, 2002 and 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include all of the accounts of the Company which operates in one business segment. Certain items in the accompanying financial statements for the period ending June 30, 2001 have been reclassified to conform to the 2002 presentation.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Goodwill is no longer being amortized, effective January 1, 2002.

If SFAS No. 142 had been adopted at the beginning of 2001, the absence of goodwill amortization would have decreased net loss by $287,678 for the three months ended June 30, 2001, resulting in pro forma second quarter 2001 net loss of $766,933 and basic and diluted loss per share of $0.09.

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

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 2002, the Company performed the transitional goodwill impairment tests as described herein. This resulted in a $750,000 impact to earnings in the second quarter. See Note E for further clarification.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also providing guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment. SFAS 144 also establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

The Company has adopted the provisions of SFAS 144, specifically as it relates to the treatment of long-lived assets held for sale pursuant to the Company's announcement of it's intent to sell substantially all of its Internet assets to Salem Communications for $4.1 million. The Company believes that the asset sale will close no later than the end of the third quarter of 2002. On June 1, 2002, the Company determined that the plan of sale criteria of SFAS 144 had been met. Accordingly, prospective to this date, the long-lived assets related to this asset sale have been separately presented as "Assets held for sale" on the June 30, 2002 balance sheet. The Company determined that the carrying value of approximately $2.4 million for these assets held for sale was less than the fair value less costs to sell, and therefore no impairment charge has been recorded in this regard. In addition, consistent with SFAS 144, depreciation on the property, plant and equipment included in the assets held for sale, ceased as of June 1, 2002, as the carrying amount of these assets will be recovered through the asset sale and not through future operations. Consistent with SFAS 144, the Company has removed the activities of the Internet portion of its business from continuing operations in the periodic statement of operations.

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

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company's revenue model prior to January 1, 2000 included significant revenues from third party sponsorships for prime Website exposure in which the Company recognized nonrefundable revenue upon completing the integration of a sponsor's web based material onto the Crosswalk.com site. The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000, to recognize such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the quarters ended June 31, 2001 and 2002, the impact of the change in accounting was to decrease net loss by $62,768 or less than $0.01 per share and $43,332 or less than $.01 per share, respectively. The impact of the change in accounting for the six months ended June 30, 2001 and 2002 was to decrease net loss by $138,886 or $0.02 per share and $86,664 or $.01 per share, respectively.

Barter transactions, from discontinued operations amounting to $42,000 or approximately six percent of revenues for the quarter ended June 30, 2002, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions unrelated to the counterparty in the barter transaction, that have occurred no more than six months prior to the barter transaction, consistent with EITF 99-17. "Accounting for Advertising Barter Transactions". Barter transactions consist of providing web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

Comprehensive income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized losses on available-for-sale securities. For the six months ended June 30, 2001 and 2002, the Company's comprehensive loss was $2,378,177 and $1,666,932, respectively.

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Deferred revenue - Deferred revenue consists primarily of revenue deferred pursuant to the Company's change in method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000 to recognizing such fees over the term of the related agreement, which is generally a one to two year period.

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

Securities available-for-sale in the accompanying balance sheet at June 30, 2002 total $657,713 that includes $298,646 in cash and cash equivalents having current maturities of three months or less. The Company has recorded an unrealized gain of $3,745 and an unrealized loss of $6,662 for the six months ended June 30, 2002. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of June 30, 2002, are as follows:

                               CROSSWALK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                          Gross Unrealized    Gross Unrealized
                               Market Value   Cost Basis          Gains          (Losses)
                              ------------    ----------          -----          --------
U.S. Govt. Debt Securities    $ 220,012        $ 216,267          $  3745       $     --
Municipal Debt Securities        15,464           15,612                           (148)
Corporate Debt Securities       422,237          428,751               --        (6,514)
                              ---------        ---------          -------       --------
Total at June 30, 2002        $ 657,713        $ 660,630          $ 3,745       $(6,662)
                              =========        =========          =======       ========

The Company recorded gross realized losses of $2,286 and $1,896 and gross realized gains of $6,861 and $853 for the six months ended June 30, 2001 and 2002, respectively. This translates to a net realized gain of $4,575 and a net realized loss of $1,043 for the six months ended June 30, 2001 and 2002, respectively.

D.      RELATED PARTY TRANSACTIONS

At June 30, 2002, the Company had a note receivable from an officer of the Company totaling $16,183. The advance accrues at 3.8% interest per annum. The Company expects to receive payment in full before September 30, 2002 and considers this advance to be a short-term receivable.

E. IMPAIRMENT TESTING

On January 1, 2002, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Pursuant to this new rule, an impairment test was performed in June 2002. Due to a significant reduction in revenues generated versus operating plan in the first six months of 2002, operating profits and cash flows related to the offline business area for the next six months of 2002 and throughout 2003 are expected to be lower than previously planned. Based on this trend, the cash flow forecast for the foreseeable future has been revised accordingly. The result of this analysis was recognition of a goodwill impairment loss of $750,000 related to the offline business area in June 2002. The fair value of that business area was estimated using the expected values of future cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

BACKGROUND

Crosswalk.com, Inc. ("the Company") is primarily known as the creator of crosswalk.com(TM), an interactive Website, which provides information and resources that the Company believes generally appeals to the English speaking Christian and family-friendly community. The Biblically based content offered is available and may be conducive to helping families educate their children, manage their money, evaluate opportunities for entertainment, and more, regardless of religious persuasion. The information and resources are developed and made available, both by the Company and by Christian and secular retailers, publishers, charities and ministries. The Company generates revenues through the sale of online and offline advertising and sponsorship agreements; referral fees from co-marketing relationships and the provision of limited Internet services. In 2000, the Company abandoned the pursuit of sponsorship agreements, transitioning to an ad sales model. Thus, sponsorship revenues generated in 2002 are in recognition of services provided under contracts signed prior to 2000.

Crosswalk.com offers content focused on topical and lifestyle channels like Entertainment, Money, News, HomeSchool, Family Living, Spiritual Life, Women, Live It--Christian book reviews and more; unique online applications like cross-referenced Bible study databases, stock and mutual fund screening tools, greeting cards, and more; community-building areas like chat, discussion forums, the largest Christian Web site directory, and more; and over thirty topical and community related email newsletters. Crosswalk also provides email subscription service to send information to over 800,000 opt-in email addresses.

After achieving disappointing sales results early in the second quarter, the directors of the Company reviewed financial performance, outlooks and strategies going forward. Because of the lasting impact on the advertising market of several factors such as the September 11 tragedy, and the troubled stock market, compounded by the going concern qualification issued by our auditors in connection with our 2001 Annual Report, we have not been meeting the revenue targets necessary to generate progress toward consistent monthly cash positive operations. In order to make progress toward reducing our monthly cash burn rate, we continue to reduce expenses, which has had the effect of lowering the fair market value of our Website asset.

Analysis of the Website's traffic patterns, and the outlook for online advertising sales indicate that this trend of reducing cash burn could only be maintained through further expense reductions, which would seriously impact the effectiveness of the Website. The board of directors determined continuing operations in this manner would generate only nominal cashflow for the stockholders over the next few years, and hasten the risk of declining fair market value of the Website. In addition, consideration of engaging new revenue streams, involves further capital infusion which would only further dilute the stockholders.

Therefore, in order for the Company to be in the best financial position to satisfy outstanding obligations and maximize the potential for return of value to stockholders, the board of directors authorized the chief executive officer to explore the market for a potential sale of the Internet properties of Crosswalk (the "asset sale"). This resulted in Crosswalk entering into a letter of intent with OnePlace, LLC, a wholly owned subsidiary of Salem Communications Corporation. Under the terms of the asset purchase agreement, Crosswalk will sell substantially all of its Internet related intellectual property and other technology assets, email lists and newsletters, customer base and trademarks to Salem for $4,100,000 in cash. There is no assurance that the asset sale will be completed, as it is subject in all respects to the satisfaction of the conditions and covenants specified in the asset purchase agreement, including stockholder approval.

The Company intends to utilize the proceeds of the asset sale to capitalize on its material remaining assets of a public company foundation, and a net operating tax loss carryforward (NOL) of over $29 million. The business plan formulated in this regard involves the acquisition of currently cash generating assets, consisting primarily of office buildings in secondary stagnant markets, office buildings in out of favor growth markets and oil and gas royalties. This focus is designed to diversify holdings while offering sufficient markets to exploit in order to provide the greatest opportunity for seeking increased value for the stockholders. The details of the proposed asset sale and the business plan going forward are included in the preliminary proxy statement dated July 16, 2002, which is available free of charge from the Company or at the Website maintained by the SEC at www.sec.gov. The definitive proxy is expected to be filed and mailed soon after the SEC staff completes its review of the preliminary proxy statement. Investors are urged to read this proxy statement because it contains important information on the proposed transactions. Crosswalk and its directors and officers may be deemed to be participants in the solicitation of proxies from Crosswalk stockholders. The names of directors and officers and description of their interests in Crosswalk and the transaction, if any, will be contained in the proxy statement to be filed by Crosswalk. Any additional information about the directors and officers of Crosswalk can be found in Crosswalk's proxy statement for its 2002 Annual Meeting of stockholders dated March 29, 2002.

While the Company has eliminated most discretionary and variable expenses, the Company's inability to generate sales sufficient to cover an increasing portion of relatively flat fixed expenses led to an increase in the second quarter average monthly cash burn rate to $115,000 on revenues of $700,000, up from $80,000 on revenues of $1,064,000 in the preceding first quarter of 2002. This also compares to an average monthly cash burn rate in the second quarter of 2001 of $175,000 on revenues of $1,427,000. If the second quarter 2002 average monthly cash burn rate of $115,000 is sustained, the Company would not be able to maintain operations without further capital infusion beyond the end of fiscal 2002.

The Company has also historically published unique visitor, pageviews and email views as a measure of the number of unique visitors, total pages viewed by visitors to crosswalk.com and the number of emails sent at the request of Crosswalk.com's constituents in a month. In the second quarter of 2002, a monthly average of 755,578 unique visitors came to crosswalk.com, versus 927,150 unique visitors in the first quarter of 2002. Visitor loyalty to crosswalk.com remains high, as about 37%of visitors are repeat visitors. In the first quarter of 2002, the Company changed its disclosure of pageviews to report only those pages where advertisements are offered and viewed. This, the Company believes, is a better reflection of crosswalk.com's value, as its revenue model is largely dependent on the sale of advertising. In the second quarter of 2002, average monthly page views as defined herein, fell to 9,167,000 from 9,384,000 reported for the first quarter of 2002. Though the drop in unique visitors was significant, the average number of pages viewed per visit in the first quarter 2002 versus second quarter, increased from four to six and therefore, the drop in total pageviews was not as dramatic. Comparative pageviews generated in the second quarter of 2001 were 8,572,000, representing a 6% year on year increase in traffic with no expenditure on direct marketing of the Website.

Average monthly Email views during the second quarter of 2002 were approximately
14.4 million as compared to 15.8 million during the preceding first quarter of 2002. This reduction reflects the Company's continued challenges in upgrading its email delivery software, which is intended to provide a more productive method of delivering this opt-in email traffic, but has caused significant interruptions of service. The Company has also consolidated several newsletters and reduced the frequency of distribution in response to subscriber feedback. Despite these occurrences, during the second quarter, subscriptions to the thirty-five active newsletters remained at 1.1 million and the number of unique subscribers increased 20% to 748,000 from 625,000.

The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in new and rapidly evolving markets, such as the Internet. The market for the Company's services and products, continues to develop, and may change based on market opportunities, competitive forces, technology and availability of resources for expansion. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to these developments in the overall Internet market. The Company has incurred net losses since inception and expects to continue to operate at a loss until sufficient revenues are generated to cover expenses. As of June 30, 2002, the Company had an accumulated deficit of $38,519,456.

The Company's expense levels are based in part on possible future revenues, of which there can be no assurance. The Company's ability to generate revenue from the commercial sale of advertising space on crosswalk.com is tied to its ability to generate traffic on the Website, and the effectiveness of its sales staff. Continued shortfalls in revenues without commensurate reductions in cost could have an immediate adverse impact on the Company's business, results of operations, and financial condition. The Company expects to experience significant fluctuations in future quarterly operating results, and believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

RESULTS OF OPERATIONS

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," specifically as it relates to the treatment of long-lived assets held for sale pursuant to the Company's announcement of it's intent to sell substantially all of its Internet assets to Salem Communications for $4.1 million. The Company believes that the asset sale will close no later than the end of the third quarter of 2002. On June 1, 2002, the Company determined that the plan of sale criteria of SFAS 144 had been met. Accordingly, the Company's periodic statement of operations for the three months and six months ended June 30,2002 include only as discontinued operations, the activities related to the Internet portion of its business. However, so that the reader can assess material changes in financial condition and results of operation for the periods presented, the following comparative period information includes results related to discontinued operations, with comparative data after discontinued operations noted.

THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NET LOSS

For the six months ended June 30, 2002, the Company incurred a net loss before the cumulative effect of a change in accounting principle and after loss from discontinued operations, of $909,970, as compared to $2,378,885 for the same period ended June 30, 2001. Before the cumulative effect of a change in accounting principle, the decreased net loss for the first six months of 2002 over the first six months of 2001 was $1,468,915 or 60%. This decrease, inclusive of discontinued operations, is primarily due to a $2,428,640 or 49% decrease in operating expenses, offset to an extent by a $925,475 or 37% decrease in total revenues, and a $34,250 or 65% in other income, net.

In January of 2002, the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets," and the Company completed a transitional goodwill impairment test related to both its online and offline advertising functions. The result of this analysis was recognition of a goodwill impairment loss of $750,000 related to the offline business area in June 2002. The fair value of that business area was estimated using the expected values of future cash flows. Pursuant to this rule, the $750,000 reduction in the carrying amount of goodwill for this business area is reflected as the effect of a change in accounting principle on the Company's consolidated statement of operations.

Discontinued operations, recorded in accordance with SFAS 144, amounted to $534,573. This represents the loss associated with the Internet assets, which are held for sale as of June 30, 2002, pursuant to the Company's sale of these assets to Salem Communications, pending shareholder approval. The loss from continuing operations of $423,966 for the six months ended June 30, 2002, is comparable to a loss from continued operations of approximately $469,000 for the six months ended June 30, 2001.

REVENUES

Total revenue for the first six months of 2002, including discontinued operations, was $1,566,068, down $925,475 or 37% from the same period in 2001. The $1,566,068 revenue earned in the first six months of 2002 consisted of $1,459,145 from advertising/sponsorship sales, of which $484,615 was related to the continuing operations of the offline advertising business, $19,813 from royalties, and $87,110 from Internet services, while in the first six months of 2001, the $2,491,543 of revenue earned consisted of $2,439,904 from advertising/sponsorship sales, of which $615,684 was related to the continuing operations of the offline advertising business, $15,507 from royalties, and $36,131 from Internet services. The year on year change in revenue includes an $867,000 reduction in advertising sales and an $114,000 reduction in SAB 101 and prior year sponsorship revenue recognition. This decrease in revenue was partly offset by a $55,000 increase in Internet services and royalties.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, in the first six months of 2002, the amount of revenue recorded from discontinued operations that was previously deferred totaled $113,826 versus $259,441 for the same period in 2001, a reduction of $145,615 or 56%. Total revenue in the first six months of 2002 and 2001 would have been $1,452,242 and $2,232,101, respectively net of the impact of this change in accounting method. Gross margin in the first six months of 2002 would have been reduced by $86,644 or 9% to $878,763, and overall gross margin increases to 60.5% net of the impact of this change in accounting method. In the first six months of 2001, the gross margin would have been reduced by $138,905 or 9% to $1,490,294, representing an overall increase to a 66.8% gross margin net of the impact of this change in accounting method.

The decrease in revenues is a reflection of the Company's inability to establish the strategic partnerships and advertising agency relationships necessary to increase revenues. While the Company has been able to retain several significant customers and entered into numerous long-term advertising agreements, it has been unable to tap into the ad budgets of larger organizations due to the potential concerns with niche affiliation, overall recession in the ad market and the absence of funding to effectively market the Company. While the Company's sales team remains as productive as possible with the resources at their disposal, the team of five has been inadequate to generate revenues necessary to cover the mostly fixed costs of operation.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of commissions and other costs related to delivery of client online content and offline advertising products; and the provision of Internet services, including discontinued operations, was $600,661, of which $374,340 was related to the continuing operations of the offline advertising business, and $862,344, of which $510,142 was related to the continuing operations of the offline advertising business, for the six months ended June 30, 2002 and 2001, respectively. The Company's gross margin, including discontinued operations, for the six months ended June 30, 2002 decreased to 61.6% from 65.4% for the same period in 2001. This decrease is due primarily to the overall decrease in higher margin online advertising revenues. Gross margin from continuing operations increased to 22.7% from 17% for the six months ended June 30, 2002 and 2001, respectively.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred cost from discontinued operations recorded in the first six months of 2002 was $27,182 versus $120,536 recorded in the first six months of 2001, a reduction of $93,354 or 77%. Total cost of goods and services in the first six months of 2002 and 2001 would have been $573,479 and $741,807, respectively net of the impact of this change in accounting method. Gross margin in the first six months of 2002 would have been reduced by $86,644 or 9% to $878,763, and overall gross margin increases to 60.5% net of the impact of this change in accounting method. In the first six months of 2001, the gross margin would have been reduced by $138,905 or 9% to $1,490,294, representing an overall increase to a 66.8% gross margin net of the impact of this change in accounting method.

CROSSWALK OPERATIONS

Crosswalk operations expenses, consisting primarily of costs related to the Company's development, maintenance, content and enhancements for the discontinued operations of crosswalk.com, and depreciation related to continuing operations, decreased to $692,830 for the six months ended June 30, 2002, as compared to $1,715,480 for the same period in 2001. The approximate $1,022,000 or 59% decrease in cost of Crosswalk operations was due primarily to a $291,000 reduction in hosting & software licensing costs, a $389,000 reduction in salary related expenses, $128,000 reduction in depreciation, a $180,000 reduction in content acquisition costs, and a $31,000 reductions in consulting expenditures. Depreciation related to continuing operations is unchanged at approximately $112,000 for the comparative six-month periods.

SALES AND MARKETING

In the first six months of 2002, sales and marketing expenses, including discontinued operations, decreased to $474,105 from $842,827 for the same period in 2001. This $368,722 or 44% decrease was largely due to the transition to reduced and more efficient methods of corporate marketing which led to the reduction of $240,000 in salary related expenses, $39,000 in travel, $20,000 in telecommunications, $54,000 in consulting and promotions, and an $8,000 reduction in software licensing. Sales and Marketing from continuing operations were $70,430 to $95,769 for the six-month period ending June 30, 2002 and 2001, respectively.

GENERAL AND ADMINISTRATIVE

The Company decreased its general & administrative costs, including discontinued operations, in the first six months of 2002 to $726,625 from $1,502,210 in the first six months of 2001. This decrease of over $775,000 or 51% is mostly due to the adoption of FASB 142, "Goodwill and Other Intangible Assets," which resulted in a $578,000 reduction in recognition of goodwill amortization. Other expenses included in this category such as salary expenses, rent expenses, investor relations, legal, taxes, office expenses, outside services, telecommunications and travel expenses, accounted for approximately $220,000 of the overall reduction, offset to an extent by the accrual of $24,000 in dividends related to the Series "B" preferred stock issued in January 2002. General and Administrative expenses from continuing operations were $419,432 and $351,777 for the six month period ending June 30, 2002 and 2001, respectively.

OTHER INCOME NET

Other income net in the first six months of 2002 decreased to $18,183, down $52,433 for the same period in 2001. This $34,250 or 65% decrease is due to the use of investments for business operations. Also, interest expense increased to $5,643 from $4,582 for the same period in 2001, due to costs associated with capital leases.

THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

NET LOSS

For the quarter ended June 30, 2002, before the cumulative effect of a change in accounting principle, and after loss from discontinued operations, the Company incurred a net loss of $459,506, as compared to a net loss of $1,054,611 the same quarter in 2001. This decreased loss of $595,105 or 56% was the result of an across the board decrease in all four operating expense categories (cost of goods sold, crosswalk operations, sales and marketing, and general and administrative) of $1,332,887, offset in part by a decline in total revenues of $727,234, and a $10,549 reduction in other income net.

In January of 2002, the Company adopted FASB 142, "Goodwill and Other Intangible Assets," and the Company completed a transitional goodwill impairment test related to both its online and offline advertising functions. The result of this analysis was recognition of a goodwill impairment loss of $750,000 related to the offline business area in June 2002. The fair value of that business area was estimated using the expected values of future cash flows. Pursuant to this rule, the $750,000 reduction in the carrying amount of goodwill for this business area is reflected as the effect of a change in accounting principle on the Company's consolidated statement of operations.

Discontinued operations, recorded in accordance with SFAS 144, amounted to $312,597. This represents the loss associated with the Internet assets, which are held for sale as of June 30, 2002, pursuant to the Company's sale of these assets to Salem Communications, pending shareholder approval. The loss from continuing operations of $185,749 for the three months ended June 30, 2002, is comparable to a loss from continued operations of approximately $246,000 for the three months ended June 30, 2001.

REVENUES

Total revenue for the quarter ending June 30, 2002, including discontinued operations, was $700,003 down $727,234 or 51% from the same period in 2001. The reduction in revenue consists of a $645,000 reduction in advertising sales, including an $81,000 reduction on the continuing operations of the offline advertising business and an $83,000 reduction in SAB 101 and prior year sponsorship revenue recognition.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred revenue from discontinued operations recorded in the second quarter of 2002 was $56,913 versus $123,054 recorded in the second quarter of 2001, a reduction of $66,141 or 54%. Total revenue in the second quarter of 2002 and 2001 would have been $643,090 and $1,304,183 respectively net of the impact of this change in accounting method. Gross margin in the second quarter of 2002 would have been reduced by $43,322 or 11% to $349,408, and overall gross margin would have decreased to 54.3% net of the impact of this change in accounting method. In the second quarter 2001, gross margin would have been reduced by $62,786 or 7% to $840,967, representing an overall increase to a 64.5% gross margin net of the impact of this change in accounting method.

The decrease in revenues is a reflection of the Company's inability to establish the strategic partnerships and advertising agency relationships necessary to increase revenues. While the Company has been able to retain several significant customers and entered into numerous long-term advertising agreements, it has been unable to tap into the ad budgets of larger organizations due to the potential concerns with niche affiliation, overall recession in the ad market and the absence of funding to effectively market the Company. While the Company's sales team remains as productive as possible with the resources at their disposal, the team of five has been inadequate to generate revenues necessary to cover the mostly fixed costs of operation.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of commissions and other costs related to delivery of client online content and offline advertising products and the provision of Internet services, including discontinued operations, was $307,273 and $523,484 for the quarters ended June 30, 2002 and 2001, respectively. Cost of goods and services from continuing operations decreased from $331,368 to $245,627 for the quarters ended June 30, 2002 and 2001, respectively. The Company's gross margin for the quarter ended June 30, 2002, including discontinued operations, decreased to 56.1% from 63.3% for the same period in 2001. This decrease is due primarily to the associated reduction in advertising revenue.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred cost from discontinued operations recorded in the second quarter of 2002 was $13,591 versus $60,268 recorded in the second quarter of 2001, a reduction of $46,677 or 77%. Total cost of goods and services in the second quarter of 2002 and 2001 would have been $293,682 and $463,216 respectively net of the impact of this change in accounting method. Gross margin in the second quarter of 2002 would have been reduced by $43,322 or 11% to $349,408, and overall gross margin would have decreased to 54.3% net of the impact of this change in accounting method. In the second quarter 2001, gross margin would have been reduced by $62,786 or 7% to $840,967, representing an overall increase to a 64.5% gross margin net of the impact of this change in accounting method.

CROSSWALK OPERATIONS

Crosswalk operations expenses, consisting primarily of costs related to the Company's development, maintenance, content and enhancements for the discontinued operations of crosswalk.com, decreased to $261,314 for the quarter ended June 30, 2002, as compared to $813,584 for the same period in 2001. The $552,270 or 67% decrease in cost of Crosswalk operations was primarily due to a $245,000 reduction in hosting & software licensing, a $107,000 reduction in salary related expenses, a $98,000 reduction in depreciation, a $91,000 reduction in content acquisition cost, and an $11,000 reduction in consulting expenditures. Depreciation related to continuing operations is unchanged at approximately $54,000 for the comparative three-month periods.

SALES AND MARKETING

In the quarter ended June 30, 2002, sales and marketing expenses, including discontinued operations, decreased to $245,010 from $423,921 for the same period in 2001. This $178,911 or 42% decrease was largely due to the transition to reduced and more efficient methods of corporate marketing. The reduction in sales and marketing expenditures includes $125,000 in salary related expenses, $32,000 in travel, and a $20,000 in telecommunications. Sales and Marketing from continuing operations were $50,391 and $33,693 for the three- month period ending June 30, 2002 and 2001, respectively.

GENERAL AND ADMINISTRATIVE

The Company decreased its general & administrative costs in the second quarter of 2002, including discontinued operations, to $354,366 from $739,861 in the same period of 2001. This $385,495 or 52% decrease is primarily due to the adoption of FASB 142, "Goodwill and Other Intangible Assets," which resulted in reduced amortization in the second quarter of 2002 to $5,136 from $296,399 in the same quarter of 2001. Other expenses included in this category such as salary expenses, rent expenses, investor relations, legal, taxes, office expenses, outside services, telecommunications and travel expenses, accounted for approximately $104,000 of the overall reduction, offset to an extent by the accrual of $12,000 in dividends related to the Series "B" preferred stock issued in January 2002. General and Administrative expenses from continuing operations were $222,553 and $162,349 for the three month period ending June 30, 2002 and 2001, respectively.

OTHER INCOME NET

Other income net in the second quarter of 2002 decreased to $8,453, down from income of $19,002 for the same period in 2001. This $10,549 or 56% decrease is due to the use of investments for business operations. Also, interest expense increased to $2,977 from $2,391 in the second quarter of 2002, due to costs associated with capital leases.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ending June 30, 2002 and 2001, net cash used in operating activities were $613,769 and $1,548,980 respectively. Net cash used in investing activities was $194,346 for the first half of 2002, and provided by investing activities was $1,359,441 for the same period of 2001. Net cash provided by financing activities for the six months ended June 30, 2002 and 2001 was $299,798 and $28,776, respectively.

The Company currently anticipates that its $306,499 working capital balance at June 30, 2002 will be sufficient to meet the Company's anticipated working capital, lease commitments, and capital expenditure requirements for the remainder of 2002. However, if sales deteriorate further or there are unforeseen expense increases, there can be no assurance that current working capital will be sufficient to meet the Company's needs, or that additional financing will be available to the Company or will be available on acceptable terms.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2001, Scott Fehrenbacher, President and Chief Executive Officer of Crosswalk.com, Inc. learned that he was named in criminal proceedings in Orange County, Florida, involving business matters with his former company prior to joining Crosswalk.com in 1998. The allegations, which do not involve Crosswalk.com directly, are related to a dispute with a former business competitor who was involved in purchasing Mr. Fehrenbacher's successful former business, but which apparently suffered losses since its sale in 1998. The State of Florida is the plaintiff; the sole defendant is Scott Fehrenbacher. Since this is a criminal proceeding, no relief is specified. Crosswalk.com is not a party to the proceeding and therefore would have no liability, monetary or otherwise, if the proceeding's outcome is adverse to Mr. Fehrenbacher. However, any verdict against Mr. Fehrenbacher could impair his ability to carry out his duties as an employee of the Company, and therefore could negatively impact the Company, depending upon Mr. Fehrenbacher's duties at the time of such verdict. Defense counsel continues to seek a dismissal of charges against Mr. Fehrenbacher while the case remains in the discovery phase. It is the opinion of defense counsel and of Company management that the allegations against Mr. Fehrenbacher are of a purely civil nature and do not rise to the level of criminal conduct.

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

ITEM 5.  OTHER INFORMATION

None to Report.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
11         Computation of Earnings Per Share

(b) Reports on Form 8-K

On June 4, 2002, the Company filed an Item 5 Form 8-K, amended July 16, 2002, disclosing that on June 3, 2002, Crosswalk.com, Inc. issued a press release announcing that it has signed a letter of intent to sell its award-winning crosswalk.com portal site (www.crosswalk.com) and extensive email business to Salem Communications for $4.1 million. The cash sale is subject to among other things, the parties reaching a definitive agreement, shareholder approval and the receipt of a fairness opinion by Crosswalk.

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CROSSWALK.COM, INC.



August 14, 2002            By: /s/ Scott Fehrenbacher
                               ----------------------
                                   Scott Fehrenbacher
                                 Chief Executive Officer and President




August 14, 2002            By: /s/ Gary A. Struzik
                               -------------------
                                   Gary A. Struzik, Chief Financial Officer and
                                   Secretary, Chief Accounting Officer


INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION                                               PAGE
------    -----------                                               ----
11        Computation of Earnings Per Share                           1