Form 10QSB
period 2002-09-30
AMEN PROPERTIES INC
filed 2002-11-14
CIK 1037599

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2002.

                                       or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From ____________to____________.

Commission file number 333-25937



                              AMEN PROPERTIES, INC.
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


                         303 W. Wall Street, Suite 1700
                                Midland, TX 79701
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (915-684-3821)
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                               Crosswalk.com, Inc.
                       4100 Lafayette Center Dr. Suite 110
                               Chantilly, VA 20151
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  [X]         No  [_]

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $ .01 Par Value:
7,968,221 shares outstanding as of September 30, 2002 Transitional Small
Business Disclosure Format (check 0ne):  Yes  [_]        No  [X]

================================================================================

                                      INDEX




Part I.   FINANCIAL INFORMATION                                            PAGE


Item 1.   Consolidated Financial Statements (Unaudited)
             Balance Sheets--at December 31, 2001 and September 30, 2002 ... 3

             Statements of Operations--three and nine months ended
             September 30, 2001 and 2002 ................................... 4

             Statements of Cash Flows--nine months ended September
               30, 2001 and 2002 ........................................... 5

             Notes to Consolidated Financial Statements .................... 6


Item 2.   Management's Discussion and Analysis or Plan of Operation ........13


Item 3.   Controls and Procedures ..........................................20





Part II.  OTHER INFORMATION


Items 1-6  Including Exhibits and Reports on Form 8-K ......................20


Signatures .................................................................23


Executive Certifications ...................................................24


Exhibits ...................................................................26

AMEN PROPERTIES, INC.
BALANCE SHEETS

                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                                     2001              2002
                                                                 ------------      ------------
                                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $    901,195      $    199,018
   Short-term investments                                              51,777            76,234
   Accounts receivable including unbilled receivables
      of $55,568 and $50 at December 31, 2001 and
      September 30, 2002, respectively                                656,130           210,680
   Stock Subscription Receivable                                      300,000                --
   Deferred costs                                                     114,519            33,668
   Notes receivable from officers                                      17,856                --
   Assets held for sale                                                    --         2,624,436
                                                                 ------------      ------------
        Total current assets                                        2,041,477         3,144,036

LONG TERM INVESTMENTS                                                 131,227            52,326

PROPERTY AND EQUIPMENT, net                                           931,180            18,562

OTHER ASSETS:
   Deposits                                                            61,795            62,165
   Deferred costs                                                         609                --
   Goodwill, net                                                    3,505,228           300,399
   Intangible assets, net                                              68,903                --
                                                                 ------------      ------------
        Total other assets                                          3,636,535           362,564
                                                                 ------------      ------------
TOTAL ASSETS                                                     $  6,740,419      $  3,577,488
                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $    252,595      $    244,692
   Accrued liabilities                                                627,373         1,474,946
   Deferred revenue                                                   156,688                --
                                                                 ------------      ------------
        Total current liabilities                                   1,036,656         1,719,638

OTHER LIABILITIES:
   Accounts payable                                                   123,027           131,328
   Deferred revenue                                                   128,456                --
   Other liabilities                                                   43,817               597

COMMITMENTS                                                                --                --

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares
        authorized, 80,000 Series "A" shares issued
        and outstanding at both  December 31, 2001
        and at September 30, 2002, respectively                            80                80
        80,000 Series "B" shares issued and
        outstanding at September 30, 2002                                  --                80
   Common stock, $.01 par value, 20,000,000 shares
        authorized, 7,959,721 and 7,968,221 shares
        issued and outstanding at December 31, 2001
        and September 30, 2002, respectively                           79,597            79,682
   Common stock warrants                                              127,660           127,660
   Additional paid-in capital                                      42,056,566        42,052,931
   Accumulated deficit                                            (36,859,485)      (40,538,640)
   Accumulated other comprehensive loss:
        Net unrealized gain on available-for-sale securities            4,045             4,132
                                                                 ------------      ------------
        Total stockholders' equity                                  5,408,463         1,725,925
                                                                 ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  6,740,419      $  3,577,488
                                                                 ============      ============

See accompanying notes.

AMEN PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                                      FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                  ----------------------------      ----------------------------
                                                      2001             2002             2001             2002
                                                  -----------      -----------      -----------      -----------
TOTAL REVENUES                                    $   923,738      $   180,106      $ 3,415,281      $   664,722

OPERATING EXPENSES:

   Cost of goods and services                         408,348          133,252        1,270,692          507,592
   Crosswalk operations                               749,147               --        2,464,628               --
   Sales and marketing                                397,397           32,425        1,240,224          102,855
   Amortization of goodwill and intangibles           294,735               --          886,403               --
   Impairment Loss                                         --          450,000               --          450,000
   General and administrative                         375,189          134,281        1,285,730          431,959
                                                  -----------      -----------      -----------      -----------
        Total operating expenses                    2,224,816          749,958        7,147,677        1,492,406
                                                  -----------      -----------      -----------      -----------
LOSS FROM CONTINUING OPERATIONS                    (1,301,078)        (569,852)      (3,732,396)        (827,684)

OTHER INCOME, NET                                      19,017            2,943           71,450           21,126
                                                  -----------      -----------      -----------      -----------
LOSS FROM CONTINUING OPERATIONS                   $(1,282,061)     $  (566,909)     $(3,660,946)     $  (806,558)

Loss from discontinued operations                          --       (1,452,275)              --       (2,122,597)
                                                  -----------      -----------      -----------      -----------
Loss before cumulative effect of a change in      $(1,282,061)     $(2,019,184)     $(3,660,946)     $(2,929,155)
  accounting practice

Recognition of impairment loss as a result
  of transitional goodwill impairment test                 --               --               --         (750,000)
                                                  -----------      -----------      -----------      -----------
NET LOSS                                          $(1,282,061)     $(2,019,184)     $(3,660,946)     $(3,679,155)
                                                  ===========      ===========      ===========      ===========
Amounts per common share:
Loss fom continuing operations                    $     (0.16)     $     (0.07)     $     (0.46)     $     (0.10)

Loss from discontinued operations                          --            (0.18)              --            (0.27)
                                                  -----------      -----------      -----------      -----------
Loss before cumulative effect of a change in
  accounting practice                             $     (0.16)     $     (0.25)     $     (0.46)     $     (0.37)

Recognition of impairment loss as a result
  of transitional goodwill impairment test                 --               --               --            (0.09)
                                                  -----------      -----------      -----------      -----------
Net loss per common share (basic and diluted)     $     (0.16)     $     (0.25)     $     (0.46)     $     (0.46)
                                                  ===========      ===========      ===========      ===========
Weighted average number of common shares
  outstanding                                       7,959,721        7,968,221        7,943,455        7,967,723
                                                  ===========      ===========      ===========      ===========

See accompanying notes.

AMEN PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                           2001              2002
                                                       ------------      ------------
OPERATING ACTIVITIES:

Net loss                                               $ (3,660,946)     $ (3,679,155)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Net (gain)/loss on investments                            (4,775)            9,700
   Depreciation                                             596,261           308,156
   Amortization and impairment                              886,403         1,212,811
   Loss on disposal of property and equipment                70,015            53,209
   Changes in operating assets and liabilities:
      Accounts receivable                                   385,315           445,450
      Notes receivable from officer                           4,611            17,856
      Deposits                                                2,078              (370)
      Deferred costs                                        103,410            81,460
      Other current assets                                   36,728                --
      Accounts payable                                      (13,547)              398
      Accrued liabilities                                   (65,230)          804,353
      Deferred revenue                                     (400,134)         (285,144)
                                                       ------------      ------------
         Net cash used in operating activities           (2,059,811)       (1,031,276)
                                                       ------------      ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                      (12,322)          (12,262)
   Sales and maturities of investments                    1,577,455           864,119
   Purchase of investments                                 (186,652)         (819,286)
                                                       ------------      ------------
         Net cash provided by investing activities        1,378,481            32,570
                                                       ------------      ------------

FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock                 --           289,091
   Net proceeds from issuance of common stock                28,776             7,438
                                                       ------------      ------------
         Net cash provided by financing activities           28,776           296,529
                                                       ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (652,554)         (702,177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            1,272,256           901,195
                                                       ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $    619,702      $    199,018
                                                       ============      ============

See accompanying notes.

                              AMEN PROPERTIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


A. THE COMPANY AND BASIS OF PRESENTATION

On October 4, 2002, Crosswalk.com, Inc. completed a $4.1 million cash sale of substantially all of the assets used, required, useful, or otherwise relating to the ownership, development and operations of the crosswalk.com Website (the "asset sale") (See Note F). Effective October 9, 2002, the name of the Company was changed from Crosswalk.com, Inc. to AMEN Properties, Inc. (the "Company"). At September 30, 2002, the continuing operations of the Company are in connection with the provision of direct mail advertising services (the "card deck business"). Six times per year, the Company mails packets of advertiser product information (the "card deck"), to approximately 225,000 churches per mailing. In support of this business, the Company maintains a proprietary database of about 140,000 churches and rents lists to meet the remaining distribution commitment. Advertising revenue is generated from these services and the Company operates in one business segment.

Pursuant to the receipt of shareholder approval for the asset sale and the new business model of the Company, the management of the Company is focused on utilizing the majority of the proceeds from the asset sale to acquire value added assets in three distinct categories that have historically generated large amounts of ordinary income. These three areas presently include office buildings in secondary stagnant markets, office buildings in out of favor growth markets, and oil and gas royalties. On September 18, 2002 a new Chairman and Chief Executive Officer, and President and Chief Operating Officer were appointed by the board of directors to lead the Company in these endeavors.

The accompanying unaudited financial statements as of September 30, 2002 and 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and the Company's current report on Form 8-K dated October 15, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The financial statements include all of the accounts of the Company, which operates in one business segment. Certain items in the accompanying financial statements for the period ending September 30, 2001 have been reclassified to conform to the 2002 presentation.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, and the adoption thereof, goodwill will no longer be amortized, effective January 1, 2002, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

If SFAS No. 142 had been adopted at the beginning of 2001, the absence of goodwill and other intangible asset amortization would have decreased net loss by $294,735 for the three months ended September 30, 2001, resulting in pro forma third quarter 2001 net loss of $987,326 and basic and diluted loss per share of $0.12.

SFAS No. 142 requires the Company to test for the impairment of goodwill on at least an annual basis. The impairment test consists of a two-step process. First, the current fair value of a reporting unit is compared to its carrying value, including goodwill. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. The Company's two reporting units for purposes of this analysis are the card deck business and the discontinued business of online Internet advertising sales on the crosswalk.com Website. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and thus, the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, SFAS No. 142 requires that a second step be taken to assess the new value of goodwill. If the second step is required, the fair value of all tangible and intangible assets of the reporting unit other than goodwill (implied fair value) must be determined and compared to the carrying value of the goodwill associated with that reporting unit. If the carrying value of the reporting units goodwill exceeds the implied fair value of the reporting unit, an impairment loss shall be recognized in an amount equal to that excess. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis for future impairment tests.

In June 2002, the Company performed the transitional goodwill impairment tests as described herein. This resulted in a $750,000 impact to earnings in the second quarter. In September 2002, the Company performed a quarterly impairment analysis on the continuing operation of the card deck business and determined that an additional $450,000 impairment loss be recognized. See Note E for further clarification.

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

The Company has adopted the provisions of SFAS 144, specifically as it relates to the treatment of long-lived assets held for sale pursuant to the Company's announcement of the shareholder approval and completion of the sale of substantially all of its Internet assets to Salem Communications for $4.1 million. On June 1, 2002, the Company determined that the plan of sale criteria of SFAS 144 had been met. Accordingly, prospective to this date, the long-lived assets related to this asset sale have been separately presented as "Assets held for sale" on the June 30, 2002 and September 30, 2002 balance sheets, reported on Form 10-QSB. The Company determined that the carrying value of these Assets held for sale of approximately $2.4 million and $2.6 million at June 30, 2002 and September 30, 2002, respectively was less than the fair value less costs to sell, and therefore no impairment charge has been recorded in this regard. The following table discloses further detail of the composition of the Assets held for sale:

Assets held for sale:
   Goodwill, (net) associated with 8/99 acquisition of Goshen.net Website................. $ 2,004,829
   Intangible assets, (net) associated with mailing lists and Website content............. $    54,763
   Net book value of equipment and software conveying in asset sale....................... $   373,758
                                                                                           -----------
             Total Assets held for sale at June 30, 2002                                   $ 2,433,350

   Net book value of additional equipment and software subsequently
     identified as Assets held for sale...................................................     191,086
                                                                                           -----------
             Total Assets held for sale at September 30, 2002............................. $ 2,624,436

Consistent with SFAS 144, depreciation on the property, plant and equipment included in Assets held for sale, ceased as of June 1, 2002, as the carrying amount of these assets will be recovered through the asset sale and not through future operations. Consistent with SFAS 144, the Company has removed the activities of the Internet portion of its business from continuing operations in the periodic statement of operations. The asset sale was completed on October 4, 2002, and is subject to post closing adjustments, which are not expected to be material (See Note F).

USE OF ESTIMATES - Management uses estimates and assumptions in preparing the financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

DEPRECIATION AND AMORTIZATION - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the life of the asset or the remaining lease term. Intangible assets are amortized over useful lives of five to ten years using the straight-line method. Amortization expense includes three capital leases amortized over 36 and 48-month periods for Web server computer equipment and a telephone system, respectively. The capital lease for the telephone system was terminated early on September 20, 2002. The Company paid $23,000 of the remaining $34,722 lease payments due, in order to terminate the lease early. Costs for the repair and maintenance of property and equipment are expensed as incurred.

REVENUE RECOGNITION - As of January 1, 2000, the Company's revenues were primarily derived from the sale of banner advertising. Advertising revenues are recognized in the period in which the advertisement is displayed and collection of the resulting receivable is probable. Revenue from royalty or referral fees is recognized upon receipt of payment from third parties.

The Company's revenue model prior to January 1, 2000 included significant revenues from third party sponsorships for prime Website exposure in which the Company recognized nonrefundable revenue upon completing the integration of a sponsor's web based material onto the Crosswalk.com site. The Company previously recognized nonrefundable content integration and development fees as revenue upon completion of content integration. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000, to recognize such fees over the term of the related agreement, which is generally a one to two year period when the Company is maintaining the integrated content. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $1.4 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000, and represents the associated revenues and related direct and incremental costs. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the agreements. During the quarters ended September 30, 2001 and 2002, the impact of the change in accounting was to decrease net loss from discontinued operations by $59,661 or less than $0.01 per share and $86,644 or $.01 per share, respectively. The impact of the change in accounting for the nine months ended September 30, 2001 and 2002 was to decrease net loss from discontinued operations by $198,547 or $0.02 per share and $173,287 or $.02 per share, respectively.

Barter transactions, from discontinued operations amounting to $42,000 or approximately 13 percent of revenues for the quarter ended September 30, 2002, are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the services given based on like-cash transactions unrelated to the counterparty in the barter transaction, that have occurred no more than six months prior to the barter transaction, consistent with EITF 99-17. "Accounting for Advertising Barter Transactions". Barter transactions consist of providing web development services in return for advertising space in the customer's magazine, and website presence on crosswalk.com in exchange for advertising space on the customer's website, other web related services, magazine advertisements, promotions at conferences or other related marketing services. The revenues and equivalent cost of sales from these barter transactions are recorded in the month in which the services are provided and/or received and are recorded in the revenue category commensurate with the product or service rendered.

COMPREHENSIVE INCOME - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, the Company presents the elements of comprehensive income, which included net loss and unrealized gains or losses on available-for-sale securities. For the nine months ended September 30, 2001 and 2002, the Company's comprehensive loss was $3,657,341 and $3,679,068, respectively.

DEFERRED COSTS - At September 30, 2002, deferred costs consist of contract costs, insurance costs, software maintenance, investor relations, and service fees. The software maintenance and service fees are ratably expensed over the life of the maintenance and service agreements. The contract and investor relation fees are charged to expense once the services associated with these fees have been delivered to the Company. Insurance costs are ratably expensed over the life of the policy for which premiums have been paid. At September 30, 2001, in addition to the aforementioned items, deferred costs also consisted of license fees, which were ratably expensed over the life of the license agreements, and deferred barter costs associated with deferred revenue pursuant to SEC Staff Accounting Bulletin No. 101, which was recognized as services were rendered.

DEFERRED REVENUE - Deferred revenue consists primarily of revenue from discontinued operations deferred pursuant to the Company's change in method of accounting for nonrefundable fees for Web integration contracts entered into prior to January 1, 2000 to recognizing such fees over the term of the related agreement, which is generally a one to two year period.

WEBSITE DEVELOPMENT AND MAINTENANCE COSTS - Product-development costs related to discontinued operations include expenses incurred by the Company to maintain, monitor and manage the Company's Website. The Company recognizes Website development costs in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web-Site Development Costs". EITF 00-02 was issued in March 2000 to provide additional guidance in the application of SOP 98-1. As such, the Company expenses all costs incurred that relate to the planning and post-implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life, if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the discontinued operations of the crosswalk.com Website or the development of Website content, are included in the Crosswalk operations expense category for the quarter and nine months ending September 30, 2001 and in Loss from discontinued operations category for the quarter and nine months ending September 30, 2002 in the accompanying statement of operations.

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

Securities available-for-sale in the accompanying balance sheet at September 30, 2002 total $254,486 that includes $125,926 in cash and cash equivalents having current maturities of three months or less. The Company has recorded an unrealized gain of $4,190 and an unrealized loss of $58 for the nine months ended September 30, 2002. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of September 30, 2002, are as follows:
                                                             Gross       Gross
                                                          Unrealized  Unrealized
                               Market Value   Cost Basis     Gains     (Losses)
                               ------------   ----------   --------    --------
U.S. Govt. Debt Securities      $  218,389    $  214,199   $  4,190    $    --
Municipal Debt Securities              --            --         --          --
Corporate Debt Securities           36,097        36,155        --          (58)
                                ----------    ----------   --------    --------
Total at September 30, 2002     $  254,486    $  250,354   $  4,190    $    (58)
                                ==========    ==========   ========    ========

The Company recorded gross realized losses of $2,286 and $10,661 and gross realized gains of $7,061 and $961 for the nine months ended September 30, 2001 and 2002, respectively. This translates to a net realized gain of $4,775 and a net realized loss of $9,700 for the nine months ended September 30, 2001 and 2002, respectively.

D. RELATED PARTY TRANSACTIONS

At June 30, 2002, the Company had a note receivable from an officer of the Company totaling $16,183, accruing 3.8% interest per annum. At September 30, 2002 this note was considered paid in full.

E. IMPAIRMENT TESTING

On January 1, 2002, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Pursuant to this new rule, an impairment test was performed in June 2002. Due to a significant reduction in revenues generated versus operating plan in the first six months of 2002, operating profits and cash flows related to the card deck business for the next six months of 2002 and throughout 2003 were expected to be lower than previously planned. Based on this trend, the cash flow forecast for the foreseeable future was revised accordingly. The result of this analysis was recognition of a goodwill impairment loss of $750,000 related to the offline business area in June 2002. In September 2002, the Company completed an updated impairment test on the card deck business and the discontinued operations. Because of changes in net income projections and a reduction of the number of years included in the discounted cashflow analysis, the fair value of the card deck business was reduced and a $450,000 impairment loss was recognized.

F. SUBSEQUENT EVENTS

On October 1, 2002, the Company filed with the SEC on Form 8-K a change in certifying accountant, as the Company received formal notification that Ernst & Young LLP ("E&Y) resigned as the Company's principal independent public accountant. There were no disagreements between the Company and E&Y, which led to this decision. On September 30, 2002, the Company's board of directors approved the engagement of Johnson, Miller and Co. as independent public accountant

On October 4, 2002, the asset sale was completed as the Company received approximately $4.1 million in cash from Salem Communications Inc., who acquired the crosswalk.com website and related assets. This consideration is subject to post closing adjustments, which are not expected to be material. The Company is in the process of implementing the shareholder approved business plan to utilize the majority of the proceeds of the asset sale to among other things, acquire cash generating assets, focusing on office buildings in secondary stagnant markets, office buildings in out of favor growth markets, and oil and gas royalties. As part of this new business model, effective October 9, 2002, the Company changed its name to AMEN Properties, Inc.

On October 9, 2002, the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the minimum $1.00 bid price per share requirement set forth in Marketplace Rule 4310(c)(4), and therefore the Company's common stock was subject to delisting from The Nasdaq SmallCap Market effective with the opening of business on October 17, 2002. On October 15, 2002, The Company filed an appeal of said Staff Determination, requesting an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. As announced on November 7, 2002, the oral hearing is scheduled for Thursday, November 21, 2002. Under Nasdaq Marketplace Rules, the hearing request will stay the delisting of the Company's common stock pending the Panel's decision.

On November 7, 2002 the Company announced that on October 31, 2002, it entered into an Agreement and Transfer of Limited Partnership Interest ("the Agreement') with certain limited partners ("the Selling Partners") of TCTB Partners, Ltd. ("TCTB"). Pursuant to the Agreement, the Selling Partners agreed to sell their limited partnership interest ("the LP Interest") in TCTB to the Company effective October 1, 2002, resulting in the Company acquiring 64.86248% of TCTB.

The assets of TCTB are two secondary office market properties in Midland and Lubbock, Texas, collectively referred to as "the Properties". The twenty-four-story Midland property was constructed in 1977 and encompasses 329,178 rentable square feet and is currently 80% occupied. It also includes a 17-lane drive through bank and a 900 space-parking garage. The average lease term is 4 years and the major tenant is Bank of America. The Lubbock property was built in 1966 and is a fifteen story high rise with 210,659 rentable square feet, a 214 space parking garage, and is currently 85% occupied. Wells Fargo Bank is the primary tenant and the average tenant lease term is 7 years.

The agreed upon net value of 100% of the LP Interest on October 1, 2002 was $7.3 million, which included a $13.8 million valuation of the Properties, less $6.5 million in existing non-recourse debt ("the Wells Fargo Note"). The Company purchased the Selling Partners LP Interest for $4,734,961, or 64.86248% of the agreed upon net value of $7.3 million. The Company funded the acquisition with $1,945,874 in cash and the creation of $2,789,087 in Promissory Notes between the Company and the Selling Partners ("the TCTB Notes").

The TCTB Notes totaling $2,789,087 stipulate a floating interest rate of 15 basis points above the Prime Lending Rate as published in the Wall Street Journal, beginning at 4.9% and never to exceed 6%. The interest rate will be adjusted every October 1, beginning October 1, 2003. The TCTB Notes are payable in consecutive annual installments, the first of which is due and payable on or before April 1, 2005, and one of which becomes due and payable on or before the same day of each succeeding year until the entire unpaid principal balance and all accrued and unpaid interest is fully paid. The amount of each annual payment is based upon the Net Operating Loss Benefit realized by the Company, defined as the dollar value of the federal income tax benefit to the Company in utilizing the existing Net Operating Loss as defined in the Internal Revenue Service Code. Therefore, the first payment will be made by the Company on April 1, 2005 and will be related to the 2004 fiscal year Net Operating Loss Benefit. If the TCTB Notes are not paid prior to the expiration of the Wells Fargo Note, they become due and payable in conjunction with the Wells Fargo Note on May 31, 2009.

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

BACKGROUND

In the third quarter ended September 30, 2002, AMEN Properties, Inc. ("the Company") consisted of the continuing operations of providing direct mail advertising services (the "card deck business") and the discontinued operations of crosswalk.com(TM), an interactive Website, which provides information and resources that the Company believes generally appeals to the English speaking Christian and family-friendly community.

With regard to the card deck business, six times per year, the Company mails packets of advertiser product information (the "card deck"), to approximately 225,000 churches per mailing. In support of this business, the Company maintains a proprietary database of about 140,000 churches and rents lists to meet the remaining distribution commitment. The Company generates advertising revenue from this service.

Due to the Company's inability to generate sales volume necessary for cash positive operations of the crosswalk.com Website, the Company's board of directors investigated alternative actions regarding the future of this business, which would both satisfy outstanding obligations and maximize the potential for return of value to stockholders. To this end, the board of directors approved the Company entering into a letter of intent to sell substantially all of the assets used, required, useful, or otherwise relating to the ownership, development and operations of the crosswalk.com Website to Salem Communications Corporation ("Salem") for $4.1 million in cash (the "asset sale"). Therefore, the online revenue and direct and indirect costs associated with crosswalk.com are considered discontinued operations and reported as such on the Company's financial statements at September 30, 2002 pursuant to the Company's adoption and application of the provisions of Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment of Disposal of Long-Lived Assets."

Pursuant to the letter of intent with Salem, the Company entered into an Asset Purchase Agreement (the "Agreement") as of August 19, 2002. On September 19, 2002, the shareholders of the Company approved the asset sale. On October 4, 2002, the Company completed the sale of substantially all of its' Internet related intellectual property and other technology assets, email lists and newsletters, customer base and trademarks to Salem, consistent with the Agreement. Effective October 9, 2002, the name of the Company was changed from Crosswalk.com, Inc. to AMEN Properties, Inc.

Taking into considerations the Company's material remaining assets of $4.1 million in cash from the asset sale, a public company foundation, and a net operating tax loss carryforward (NOL) of over $29 million, the Company presented to shareholders a business plan to grow the Company and exploit the NOL through the judicious acquisition of cash generating assets, consisting primarily of office buildings in secondary stagnant markets, office buildings in out of favor growth markets and oil and gas royalties. On September 19, 2002, the shareholders approved this business plan, and immediately thereafter, the board of directors appointed current directors Eric Oliver and Jon Morgan as Chairman and Chief Executive Officer, and President and Chief Operating Officer, respectively.

The first step in the new business plan was completed on October 31, 2002, when the Company entered into an Agreement with certain limited partners ("the Selling Partners") of TCTB Partners, Ltd. ("TCTB") to purchase 64.86248% of the LP Interest in TCTB effective October 1, 2002. The assets of TCTB are two secondary office market properties in Midland and Lubbock, Texas, collectively referred to as "the Properties". The twenty-four-story Midland property was constructed in 1977 and encompasses 329,178 rentable square feet and is currently 80% occupied. It also includes a 17-lane drive through bank and a 900 space-parking garage. The average lease term is 4 years and the major tenant is Bank of America. The Lubbock property was built in 1966 and is a fifteen story high rise with 210,659 rentable square feet, a 214 space parking garage, and is currently 85% occupied. Wells Fargo Bank is the primary tenant and the average tenant lease term is 7 years.

Further information on these properties, including audited financial statements, and the business plan going forward are included in the definitive proxy statement dated August 19, 2002, and the Form 8-K related to the asset acquisition filed with the SEC on November 7, 2002. These and all Company filings are available free of charge from the Company or at the Website maintained by the SEC at WWW.SEC.GOV. The Company is actively pursuing further development the business plan as outline in the definitive proxy statement.

On September 25, 2002, the Company received formal notification that Ernst & Young LLP ("E&Y") resigned as the Company's principal Independent Public Accountants. During the Company's two most recent fiscal years and the interim period preceding termination, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of E&Y would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The engagement of Johnson, Miller and Co. as Independent Public Accountants to review the third quarter ending September 30, 2002 financial statements in accordance with Statement of Auditing Standards (SAS) No. 71, and to audit the financial statements of the Company for the fiscal year ending December 31, 2002 was approved by the Company's Board of Directors on September 30, 2002.

RESULTS OF OPERATIONS

The Company has adopted the provisions of SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," specifically as it relates to the treatment of long-lived assets held for sale pursuant to the Company's announcement of it's sale of substantially all of its Internet assets to Salem Communications for $4.1 million on October 4, 2002. With a letter of intent to this end consummated, on June 1, 2002, the Company determined that the plan of sale criteria of SFAS 144 had been met. Accordingly, the Company's periodic statement of operations for the three months and nine months ended September 30, 2002 include only as discontinued operations, the activities related to the crosswalk.com Website. However, so that the reader can assess material changes in financial condition and results of operation for the periods presented, the following comparative period information includes results related to the total operations of the Company, including discontinued operations, with exclusive comparative data for continuing operations, so noted.

THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET LOSS

For the nine months ended September 30, 2002, the Company incurred a net loss before the cumulative effect of a change in accounting principle, inclusive of the loss from discontinued operations, of $2,929,155, as compared to $3,660,946 for the same period ended September 30, 2001. Before the cumulative effect of a change in accounting principle, the decreased net loss for the first nine months of 2002 over the first nine months of 2001 was $731,790 or 20%. This decrease, inclusive of discontinued operations, is primarily due to a $2,118,721 or 30% decrease in operating expenses, offset to an extent by a $1,336,714 or 39% decrease in total revenues, and a $50,324 or 70% decrease in other income, net.

In January of 2002, the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets," and the Company completed a transitional goodwill impairment test related to both its online and offline advertising functions. The result of this analysis was recognition of a goodwill impairment loss of $750,000 related to the card deck business area in June 2002. The fair value of that business area was estimated using the expected values of future cash flows. Pursuant to this rule, the $750,000 reduction in the carrying amount of goodwill for this business area is reflected as the effect of a change in accounting principle on the Company's consolidated statement of operations.

The Loss from discontinued operations for the nine months ended September 30, 2002, recorded in accordance with SFAS 144 amounted to $2,122,597. This represents the loss from discontinued operations associated with the assets held for sale as of September 30, 2002, pursuant to the Company's Asset Purchase Agreement to sell substantially all of the assets associated with the crosswalk.com Website to Salem Communications. This sale was completed on October 4, 2002.

The loss from continuing operations of $827,792 for the nine months ended September 30, 2002, is comparable to a loss from continued operations of approximately $604,000 for the nine months ended September 30, 2001. The September 30, 2002 figure includes recognition of a $450,000 impairment loss resulting from the completion of an updated impairment test on the card deck business. Because of changes in net income projections and a reduction of the number of years included in the discounted cashflow analysis, the balance sheet carrying value of the card deck business was reduced to just over $300,000 at September 30, 2002. The loss from continuing operations for the nine months ended September 30, 2001 includes the amortization of goodwill of approximately $251,000 for which there is no comparable amortization in 2002. Due to the Company's adoption on January 1, 2002, of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill has not been amortized in 2002 but will be subject to annual impairment tests in accordance with this accounting standard.

REVENUES

Total revenue for the first nine months of 2002, including discontinued operations, was $2,078,567, as compared to $3,415,281 for the same period in 2001. The revenue earned in the first nine months of 2002 consisted of $1,953,393 from advertising/sponsorship sales, of which $664,722 was related to the continuing operations of the card deck business, $30,295 from royalties, and $94,879 from Internet services, while in the first nine months of 2001, revenue consisted of $2,491,293 from advertising/sponsorship sales, of which $851,120 was related to the continuing operations of the card deck business, $18,147 from royalties, and $54,720 from Internet services.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, in the first nine months of 2002, the amount of revenue recorded from discontinued operations that was previously deferred totaled $170,738 versus $379,370 for the same period in 2001, a reduction of $208,632 or 55%. Total revenue in the first nine months of 2002 and 2001, inclusive of discontinued operations would have been $1,907,829 and $3,035,911, respectively net of the impact of this change in accounting method. Total gross margin, inclusive of discontinued operations in the first nine months of 2002 would have been reduced by $129,965 or 10% to $1,211,425, resulting in gross margin percentage decrease to 63.5% net of the impact of this change in accounting method. In the first nine months of 2001, total gross margin, including discontinued operations, would have been reduced by $198,566 or 9% to $1,946,022, representing an overall increase in gross margin percentage to 64.1% net of the impact of this change in accounting method.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of commissions and other costs related to printing and distribution of the card deck and the discontinued operations of delivery of client online content and the provision of Internet services was

$737,177, of which $507,592 was related to the continuing operations of the card deck business, and $1,270,692, of which $685,545 was related to the continuing operations of the card deck business, for the nine months ended September 30, 2002 and 2001, respectively. The Company's gross margin, including discontinued operations, for the nine months ended September 30, 2002 increased to 64.5% from 62.8% for the same period in 2001. Gross margin from continuing operations increased to 23.6% from 17.8% for the nine months ended September 30, 2002 and 2001, respectively, mostly due to reductions in printing costs, offset to an extent by increases in postage costs.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred cost from discontinued operations recorded in the first six months of 2002 was $40,773 versus $180,804 recorded in the first nine months of 2001, a reduction of $140,031 or 77%. Total cost of goods and services, inclusive of discontinued operations in the first nine months of 2002 and 2001 would have been $696,404 and $1,089,888, respectively net of the impact of this change in accounting method. Total gross margin, inclusive of discontinued operations in the first nine months of 2002 would have been reduced by $129,965 or 10% to $1,211,425, resulting in gross margin percentage decrease to 63.5% net of the impact of this change in accounting method. In the first nine months of 2001, total gross margin, including discontinued operations, would have been reduced by $198,566 or 9% to $1,946,022, representing an overall increase in gross margin percentage to 64.1% net of the impact of this change in accounting method.

CROSSWALK OPERATIONS

Crosswalk operations expenses consist primarily of costs incurred in the Company's development, maintenance, content, enhancements, severance and depreciation related to the discontinued operations of crosswalk.com. These expenses decreased to $1,148,482 for the nine months ended September 30, 2002, as compared to $2,464,628 for the same period in 2001. The $1,316,146 or 53% decrease in Crosswalk operations expense was due primarily to approximately a $456,000 reduction in hosting and software licensing costs, a $339,000 reduction in salary related expenses, $296,000 reduction in depreciation, a $210,000 reduction in content acquisition costs, and an $8,000 reduction in consulting services. Given that expenses related to Crosswalk operations involve the discontinued operations exclusively, there is no activity related to continuing operations in this expense category.

SALES AND MARKETING

In the first nine months of 2002, sales and marketing expenses, including discontinued operations, decreased to $626,926 from $1,240,224 for the same period in 2001. This $613,298 or 49% decrease was largely due to the transition to reduced and more efficient methods of corporate marketing which led to the reduction of approximately $415,000 in salary related expenses, $55,000 in travel, $26,000 in telecommunications, $80,000 in consulting and promotions, and a $23,000 reduction in software licensing. Sales and Marketing from continuing operations were $102,855 and $142,246 for the nine-month periods ending September 30, 2002 and 2001, respectively.

AMORTIZATION OF GOODWILL AND INTANGIBLES

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Goodwill is no longer being amortized, effective January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. However, because of the establishment of the Assets held for sale, which includes all of the Company's intangible assets, pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," amortization of intangibles assets ceased as of June 1, 2002. The result of the adoption of these accounting standards is a decrease in amortization of goodwill and intangibles, including discontinued operations of $873,592 for the nine months ending September 30, 2002 versus the same period in 2001.

IMPAIRMENT LOSS

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," in September 2002, the Company completed an updated impairment test on the discontinued operations and the card deck business. Because of changes in net income projections and a reduction of the number of years included in the discounted cashflow analysis, the balance sheet carrying value of the card deck business was reduced to just over $300,000 at September 30, 2002, which resulted in recognition of a $450,000 impairment loss in September 2002.

GENERAL AND ADMINISTRATIVE

The Company's general and administrative expenses increased in the first nine months of 2002 to $2,053,452 from $1,285,730 in the first nine months of 2001. Most of this $767,722 increase is due to the incurrence of approximately $961,000 in expenses related to professional fees, and lease termination settlements all pursuant to the asset sale and severance accruals, including an aggregate $303,134 in severance accruals pursuant to executive employment agreements. All but $72,000 of this accrual was specifically for incentives earned from a portion of savings generated by the Company as a result of negotiated early termination of long-term contracts pursuant to the asset sale. In addition general and administrative costs increased $36,000 due to the accrual of dividends related to the Series "B" preferred stock issued in January 2002. These increases are partially offset by operational expense reductions of approximately $229,000 in salary expenses, rent expenses, investor relations, legal, taxes, and office expenses, outside services, telecommunications and travel expenses. General and administrative expenses from continuing operations were $432,067 and $433,591 for the nine-month periods ending September 30, 2002 and 2001, respectively.

OTHER INCOME NET

Other income net in the first nine months of 2002 decreased to $21,126, down from $71,450 for the same period in 2001. This $50,324 or 70% decrease is mostly as a result of the reduction in interest income due to the use of investments for business operations.

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET LOSS

For the quarter ended September 30, 2002, before the cumulative effect of a change in accounting principle, inclusive of the loss from discontinued operations, the Company incurred a net loss of $2,019,184, as compared to a net loss of $1,282,061 the same quarter in 2001. This increased loss of $737,123 or 57% was the result of the recognition of approximately $1,137,000 in expenses related to professional fees, lease termination settlements and severance accruals all pursuant to the asset sale. In addition, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," in September 2002, the Company completed an updated impairment test on the discontinued operations and the card deck business, which resulted in the recognition of a $450,000 impairment loss on the card deck business. Also contributing to the increased loss was a decline in total revenues, including discontinued operations of $411,238, and a $16,074 reduction in other income net. This was partially offset by an across the board decrease in all four operating expense categories (cost of goods sold, crosswalk operations, sales and marketing, and general and administrative) of $1,277,719.

The loss from discontinued operations, recorded in accordance with SFAS 144, for the three months ended September 30, 2002 amounted to $1,452,792. This represents the loss associated with the Internet assets, which are held for sale as of September 30, 2002, pursuant to the Company's sale of these assets to Salem Communications, which was completed on October 4, 2002. The loss from continuing operations of $566,909, inclusive of the aforementioned $450,000 impairment loss for the three months ended September 30, 2002, is comparable to a loss from continued operations of approximately $169,000 for the three months ended September 30, 2001. Note however that pursuant to the Company's adoption of SFAS 142 "Goodwill and Other Intangible Assets," goodwill related to the card deck business is no longer being amortized, effective January 1, 2002. The loss from continued operations for the three months ended September 30, 2001 includes $83,814 of amortization of goodwill. Net of goodwill amortization and impairment loss recognition, the loss from continuing operations for the three months ended September 30, 2002 is $116,909 versus approximately $85,000 for the same period in 2001. This increase loss of approximately $32,000 is due to increased expenses for accounting and legal services and directors and officers insurance. Though revenue from continuing operations has decreased to $180,106 for the three months ended September 30, 2002 from $235,436 for the same period in 2001, gross margin percentage for the same comparative periods has increased to 26.0% from 19.6% and therefore gross margin of approximately $46,000 generated during each of these quarters remains virtually unchanged. The increase in gross margin percentage is primarily due to lower printing costs and increased efficiency in mail distribution of the card deck.

REVENUES

Total revenue for the quarter ending September 30, 2002, including discontinued operations, was $923,738 as compared to $512,500 for the same period in 2001. The reduction in revenue consists of an approximate $396,000 reduction in advertising and sponsorship sales, including a $55,000 reduction on the continuing operations of the card deck business and a $51,000 reduction in SAB 101 and prior year sponsorship revenue recognition.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred revenue from discontinued operations recorded in the third quarter of 2002 was $56,913 versus $119,929 recorded in the third quarter of 2001, a reduction of $63,016 or 52%. Total revenue in the third quarter of 2002 and 2001 would have been $455,587 and $803,809 respectively, net of the impact of this change in accounting method. Gross margin in the third quarter of 2002 would have been reduced by $43,322 or 11% to $332,662, and overall gross margin would have decreased to 66.0% net of the impact of this change in accounting method. In the third quarter 2001, gross margin would have been reduced by $59,661 or 11% to $455,729, representing an overall increase to a 56.7% gross margin net of the impact of this change in accounting method.

COST OF GOODS AND SERVICES

Cost of goods and services, consisting of commissions and other costs related to printing and distribution of the card deck and the discontinued operations of delivery of client online content and the provision of Internet services was $136,516 and $408,348 for the quarters ended September 30, 2002 and 2001, respectively. Cost of goods and services from continuing operations decreased to $133,252 from $189,370 for the quarters ended September 30, 2002 and 2001, respectively. The Company's gross margin for the quarter ended September 30, 2002, inclusive of discontinued operations, increased to 73.0% from 55.8% for the same period in 2001. The gross margin from continuing operations for the same comparative periods has increased to 26.0% from 19.6%. The increase in gross margin percentage from continuing operations is primarily due to lower printing costs and increased efficiency in mail distribution of the card deck.

In response to the Securities and Exchange Commission Staff Accounting Bulletin 101 issued in December 1999, the Company chose to change its revenue and applicable cost recognition on the integration and development fee portion of 1999-year sponsorship deals, to a more preferable method of deferral ratably over the term of the contract. Under this method, the amount of deferred cost from discontinued operations recorded in the third quarter of 2002 was $13,591 versus $60,268 recorded in the third quarter of 2001, a reduction of $46,677 or 77%. Total cost of goods and services in the third quarter of 2002 and 2001, including discontinued operations would have been $122,925 and $348,080 respectively net of the impact of this change in accounting method. Gross margin in the third quarter of 2002 would have been reduced by $43,322 or 11% to $332,662, and overall gross margin would have decreased to 66.0% net of the impact of this change in accounting method. In the third quarter 2001, gross margin would have been reduced by $59,661 or 11% to $455,729, representing an overall increase to a 56.7% gross margin net of the impact of this change in accounting method.

CROSSWALK OPERATIONS

Crosswalk operations expenses consist primarily of costs incurred in the Company's development, maintenance, content, enhancements, severance and depreciation related to the discontinued operations of crosswalk.com. These expenses decreased to $455,652 for the three months ended September 30, 2002, as compared to $749,147 for the same period in 2001. The $293,495 or 39% decrease in Crosswalk operations expense was due primarily to approximately a $165,000 reduction in hosting and software licensing costs, a $100,000 reduction in salary related expenses, $168,000 reduction in depreciation, and a $30,000 reduction in content acquisition costs. This was partially offset by the accrual of $150,000 in severance cost and a $23,000 increase in consulting services. Given that expenses related to Crosswalk operations involve the discontinued operations exclusively, there is no activity related to continuing operations in this expense category.

SALES AND MARKETING

In the quarter ended September 30, 2002, sales and marketing expenses, including discontinued operations, decreased to $152,821 from $397,397 for the same period in 2001. This $244,576 or 61% decrease was largely due to the transition to reduced and more efficient methods of corporate marketing. The reduction in sales and marketing expenditures includes approximately $175,000 in salary related expenses, $16,000 in travel, $26,000 in consulting and promotions, $15,000 in software licensing and $6,000 in telecommunications. Sales and Marketing expenses from continuing operations were $32,425 and $41,819 for the three-month period ending September 30, 2002 and 2001, respectively.

AMORTIZATION OF GOODWILL AND INTANGIBLES

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Goodwill is no longer being amortized, effective January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. However, because of the establishment of the Assets held for sale, which includes all of the Company's intangible assets, pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," amortization of intangibles assets ceased as of June 1, 2002. The result of the adoption of these accounting standards is a decrease in amortization of goodwill and intangibles, including discontinued operations of $294,735 for the three months ending September 30, 2002 versus the same period in 2001.

IMPAIRMENT LOSS

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," in September 2002, the Company completed an updated impairment test on the discontinued operations and the card deck business. Because of changes in net income projections and a reduction of the number of years included in the discounted cashflow analysis, the balance sheet carrying value of the card deck business was reduced to just over $300,000 at September 30, 2002, which resulted in recognition of a $450,000 impairment loss in September 2002.

GENERAL AND ADMINISTRATIVE

The Company's general and administrative expenses increased to $1,339,638 in the three months ended September 30, 2002 compared to $375,189 in the first nine months of 2001. Most of this $964,557 increase is due to the incurrence of approximately $961,000 in expenses related to professional fees, and lease termination settlements all pursuant to the asset sale and severance accruals, including an aggregate $303,134 in severance accruals pursuant to executive employment agreements. All but $72,000 of this accrual was specifically for incentives earned from a portion of savings generated as a result of negotiated early termination of long-term contracts pursuant to the asset sale. General and administrative expenses from continuing operations were $134,389 and $108,443 for the three-month period ending September 30, 2002 and 2001, respectively. Almost half of this $25,946 or $12,000 increase is due to the accrual of dividends related to the Series "B" preferred stock issued in January 2002. The remaining increase is due to increases in professional services expenses.

OTHER INCOME NET

Other income net in the third quarter of 2002 decreased to $2,943, down from income of $19,017 for the same period in 2001. This $16,074 or 84% decrease is due to the reduction of interest income resulting from the use of investments for business operations.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ending September 30, 2002 and 2001, net cash used in operating activities, including discontinued operations were $1,031,276 and $2,059,811 respectively. Net cash provided by investing activities was $32,570 for the first nine months of 2002, and $1,378,481 for the same period of 2001. Net cash provided by financing activities for the nine months ended September 30, 2002 and 2001 was $296,529 and $28,776, respectively.

On October 4, 2002 the Company completed the sale of substantially all of the assets of the Company related to crosswalk.com Website to Salem Communications for $4.1 million in cash. The Company plans to utilize these funds to satisfy its obligations and to implement the business plan approved by the shareholders on September 19, 2002, which is to acquire value added, cash producing assets in three distinct categories that have historically generated large amounts of ordinary income. These three areas presently include office buildings in secondary stagnant markets, office buildings in out of favor growth markets, and oil and gas royalties.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation on October 30, 2002, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2002 before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2001, Scott Fehrenbacher, former President and Chief Executive Officer of the Company, learned that he was named in criminal proceedings in Orange County, Florida, involving business matters with his former company prior to joining the Company in 1998. None of the charges involved the Company directly. On Friday, September 13, 2002, all pending charges related to this matter, filed in the Circuit Court of the Ninth Judicial Circuit in Orange County Florida against Mr. Fehrenbacher were dismissed. Mr. Fehrenbacher resigned from the Company on September 19, 2002.


ITEM 2.  CHANGE IN SECURITIES

None to report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On Thursday September 19, 2002, the Company held a Special Shareholders Meeting. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.

(b) The special shareholders meeting did not involve elections of directors. However, pursuant to the matters voted upon by the shareholders as described in paragraph (c) below, following the shareholder meeting, the board of directors appointed directors Eric Oliver and Jon Morgan as Chairman and Chief Executive Officer, and President and Chief Operating Officer, respectively. Given the new Company direction as related to proposal two of the proxy statement, directors James G. Buick, Scott Fehrenbacher, W.R. "Max" Carey and Dr. Dwight "Ike" Reighard resigned from office in full support of the business plan of AMEN Properties, Inc. Directors Bruce E. Edgington and

Earl E. Gjelde will continue as directors of the Company, both serving on the Audit Committee, which Mr. Edgington will chair.

(c) A total of 9,960,994 shares were voted representing 95.1% of the total 10,234,823 voting shares as of the record date of August 21, 2002. In the first proposal, the Company sought the approval of the $4.1 million cash sale of substantially all of the assets, used, required, useful or otherwise relating to the ownership, development and operations of the crosswalk.com website, pursuant to the asset purchase agreement, dated as of August 19, 2002, by and among Crosswalk.com, Inc. and Salem Communications Corporation, in the form of Annex A attached to the proxy statement.

The result of the election was 6,455,931 shares or 63.1 % of the shares outstanding and eligible to vote, voting in favor, with 246,739 shares voting against, and 2,430 shares voting to abstain. Thus by majority vote of the shares outstanding and eligible to vote, the $4.1 million cash sale of substantially all of the assets used, required, useful or otherwise relating to the ownership, development and operations of the crosswalk.com website, to Salem Communications was approved. The Company completed the transaction on October 4, 2002.

The second proposal sought shareholder approval of the Business Plan of AMEN Properties. This business plan, as presented in the proxy statement, is for future business operations of the Company to acquire assets, which the Company believes will increase the equity value of the firm, while yielding significant ordinary income, all in an effort to fully utilize the net operating loss carry forward position the Company has generated. The Company intends to focus on value added plays in three distinct arenas that have historically generated large amounts of ordinary income. These three areas are office buildings in secondary stagnant markets, office buildings in out of favor growth markets, and oil and gas royalties. Approval of this business plan also involves a change in the Company's name to "AMEN Properties, Inc.", which was the subject of Proposal Three.

The result of the election was 5,057,600 shares or 95.3% of the votes cast, voting for the proposal, 223,267 shares voting against, and 23,445 shares voting to abstain. Thus, by majority of the votes cast, the Business Plan of Amen Properties was approved.

The Company's Board of Directors has approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to AMEN Properties Inc. In light of the asset sale and the Company's new Business Plan going forward after asset sale closure, the Board of Directors believes that this name change is appropriate. AMEN Properties Inc. reflects the vision and mission of the Business Plan to provide returns to investors through the select acquisition of cash producing properties and other assets. Therefore, the shareholders were requested to approve proposal three to approve an amendment to the Company's certificate of incorporation to change the name of the Company to AMEN Properties Inc.

The result of the election was 9,738,265 shares or 97.8% of the votes cast, voting for the proposal, 220,999 shares voting against, and 1,730 shares voting to abstain. Thus by majority of the votes cast, the proposal to amend the Company's certificate of incorporation to change the name of the Company to AMEN Properties Inc. was approved.

(d) There were no settlements to report.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS:

Exhibit
Number     Description
------     -----------
10.70 Amendment to Employment Agreement between Registrant and Scott Fehrenbacher dated July 24, 2002

10.71 Amendment to Employment Agreement between Registrant and Gary Struzik dated July 24, 2002
11         Computation of Earnings Per Share
99.1       Certification of Chairman and Chief Executive Officer
99.2       Certification of Chief Financial Officer

(b) Reports on Form 8-K

On September 13, 2002, the Company filed an Item 5 Form 8-K to update the status of criminal proceedings in Orange County Florida involving the business matters of former Company President and Chief Executive Officer Scott Fehrenbacher, prior to his joining the Company in 1998. On Friday, September 13, 2002, all pending charges related to this matter filed in the Circuit Court of the Ninth Judicial Circuit in Orange County Florida against Mr. Fehrenbacher were dismissed. Mr. Fehrenbacher resigned from the Company on September 19, 2002.

On August 14, 2002, the Company filed an Item 9 Form 8-K to disclose Statements of Certification from then President and Chief Executive Officer Scott Fehrenbacher and Chief Financial Officer Gary Struzik, regarding facts and circumstances relating to quarterly report on Form 10-QSB for the period ended June 30, 2002.

On July 6, 2002, the Company filed an Item 5 Form 8-K/A to include a legend to a press release filed as part of an Item 5 Form 8-K on June 4, 2002 in which it announced that it had signed a letter of intent to sell its crosswalk.com portal site (www.crosswalk.com) and extensive email business to Salem Communications for $4.1 million. The legend read as follows:

"Crosswalk will soon file a proxy statement, inclusive of other relevant documents concerning the proposed asset sale transaction, with the SEC. Investors are urged to read this proxy statement when it becomes available with the SEC because it will contain important information on the proposed transaction. Once filed with the SEC, you may obtain this document free of charge at the Website maintained by the SEC at www.sec.gov. In addition, once filed, you may obtain the proxy statement free of charge by submitting a written request to Crosswalk.com, 4100 Lafayette Center Dr. Suite 110, Chantilly, VA 20151, attn: investor relations, or by telephone at (703) 788-4123. Crosswalk and its directors and officers may be deemed to be participants in the solicitation of proxies from Crosswalk stockholders. The names of directors and officers and description of their interests in Crosswalk and the transaction, if any, will be contained in the proxy statement to be filed by Crosswalk. Any additional information about the directors and officers of Crosswalk can be found in Crosswalk's proxy statement for its 2002 Annual Meeting of stockholders dated March 29, 2002."

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, Crosswalk.com, Inc., the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMEN Properties, Inc.



November 13, 2002             By: /s/ Eric Oliver
                                  ------------------------------------
                                  Eric Oliver
                                  Chairman and Chief Executive Officer



November 13, 2002             By: /s/ Gary A. Struzik
                                  ------------------------------------
                                  Gary A. Struzik, Chief Financial Officer and
                                  Secretary, Chief Accounting Officer

                                  CERTIFICATION

I, Eric Oliver, Chairman and Chief Executive Officer of AMEN Properties, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AMEN Properties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Eric Oliver
    --------------------------------------
    Eric Oliver
    Chairman and Chief Executive Officer

Date: November 13, 2002

                                  CERTIFICATION

I, Gary Struzik, Chief Financial Officer of AMEN Properties, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AMEN Properties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:  /s/ Gary Struzik
     --------------------------------
     Gary Struzik
     Chief Financial Officer

Date: November 13. 2002

INDEX TO EXHIBITS



Exhibit
Number       Description
------       -----------
10.70        Amendment to Employment Agreement between Registrant
             and Scott Fehrenbacher dated July 24, 2002

10.71 Amendment to Employment Agreement between Registrant and Gary Struzik dated July 24, 2002

11           Computation of Earnings Per Share

99.1         Certification of Chairman and Chief Executive Office

99.2         Certification of Chief Financial Officer