Form 10KSB
AMEN PROPERTIES INC
filed 2003-03-28
CIK 1037599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                  For the fiscal year ended December 31, 2002

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-22847

                              AMEN Properties, Inc.
                    (Exact Name of Registrant in Its Charter)


              Delaware                                   54-1831588
  -------------------------------              ---------------------------------
  (State or Other Jurisdiction of              (IRS Employer Identification No.)
   Incorporation or Organization)

    303 West Wall St. Suite 1700
             Midland, TX                                   79701
----------------------------------------                -----------
(Address of Principal Executive Offices)                 (Zip Code)

                                  915-684-3821
                                  ------------
                 Issuer's telephone number, including area code

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
    None                                            None

         Securities registered under Section12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                               Title of each class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

The issuer's revenues from continuing and discontinued operations for the twelve months ended December 31, 2002 were $3,305,843.

The Company is not considered an investment company.

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold at March 10, 2003 was approximately $3.4 million. The total number of shares outstanding of the issuer's common stock as of March 10, 2003 was 1,992,056.

Transitional Small Business Disclosure Format (Check One):  Yes____  No__X__


Exhibits to the following are incorporated by reference as Exhibits to this Report in Part III, Item 13: the Company's Form SB-2 filing dated September 24, 1997, along with the Post Effective Amendment dated July 2, 1998; the Company's Registration Statements on Form S-3 dated November 1, 2000 and April 5, 2002; the Company's Annual Reports on Form 10-K dated March 30, 2000, March 23, 2001 and March 29, 2002, amended July 25, 2002 and August 14, 2002, and the Company's Annual Report on Form 10-KSB dated March 20, 1998; the Company's Quarterly Report on Form 10-QSB dated November 14, 2002; the Company's Schedule 14-A filings dated March 30, 2000, and August 27, 2002, which are incorporated herein by reference; the Company's reports on Form 8-K dated August 15, 1999, October 15, 2002, and January 13, 2003.

Portions of the Company's definitive proxy statement for its 2003 annual shareholders meeting to be filed on or before April 30, 2003, definitive
Schedule 14-A filings dated January 13, 2002, August 27, 2002 and March 29, 2002 are incorporated by reference in Part I, Part II, and Part III.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-Looking Statements

Certain information in this annual report on Form 10-KSB may contain "forward-looking statements" within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, cash flow or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, "forward-looking statements" can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we can give no assurance that such expectations or any of our "forward-looking statements" will prove to be correct, and actual results could differ materially from those projected or assumed in our "forward-looking statements." Our financial condition and results, as well as any other "forward-looking statements," are subject to inherent risks and uncertainties, including but not limited to those risk factors disclosed in the Company's definitive Schedule 14A dated August 27, 2002, as well as those summarized in Item 6, "Management's Discussion and Analysis or Plan of Operation."

Overview

Through September of 2002, AMEN Properties, Inc. (hereinafter referred to as "AMEN" or "the Company"), operated under the name Crosswalk.com, Inc. and was primarily known as the creator of crosswalk.com(TM), an interactive website that provides information and resources that the Company believed generally appeals to the English speaking Christian and family-friendly community. The Company was originally incorporated as DIDAX Inc. in January 1997. From our inception through September 2002, our revenue was generated through the development and aggregation of Internet content and services; online and offline advertising sales, royalty sales, as well as the resale of products specifically designed to meet the needs of Christian users of the Internet and the World Wide Web.

In the second quarter of 2002, our board of directors determined that the long-term capabilities of the Company to generate the liquidity necessary to increase the fair market value of the Company's primary asset, the crosswalk.com website, would require further dilutive actions. Therefore, in the best interest of the stockholders, and in order to maintain the vision and mission of enhancing the outreach of crosswalk.com, the board of directors authorized management to conduct a search for parties interested in acquiring the assets, used, required, useful or otherwise relating to the ownership, development and operations of crosswalk.com. This search culminated in shareholder approval of the sale of the crosswalk.com website to Salem Communications for approximately $4.1 million in cash. The transaction closed on October 4, 2002.

In addition to the sale transaction, the board of directors presented the shareholders with a new business plan (the "Business Plan"). Simply dissolving the Company or retaining the cash proceeds from the sale and managing the retained business, an offline advertising asset, would not capitalize on the material remaining assets of the Company, namely the public company foundation and a net operating loss carryforward (NOL) of in excess of $29 million. The Business Plan recommended a new management team that would attempt to acquire cash generating assets in order to exploit the NOL. This plan initially focuses on value added plays in three distinct arenas that have historically generated large amounts of ordinary income. These three areas are 1) acquiring office space in secondary stagnant markets, 2) acquiring office space in out of favor growth markets and 3) acquiring investments in oil and gas royalties. While this is our initial plan, management is also interested in the acquisition of other properties and businesses that have a consistent and stable cash flow history. On September 19, 2002, the shareholders approved all three items up for vote,
(i) the sale of crosswalk.com, (ii) the adoption of the new Business Plan, as described in further detail in the Company's definitive Schedule 14A dated August 27, 2002, and (iii) the change in the Company name to AMEN Properties, Inc. The name change became effective October 9, 2002 and the Company's trading symbol on the Nasdaq SmallCap Market remained AMEN. Effective October 1, 2002, our executive offices were relocated to 303 W. Wall St. Suite 1700, Midland, TX 79701. Our new phone number is 915-684-3821 and the facsimile number is 915-685-3143.

In October 2002, the Company formed NEMA Properties LLC ("NEMA"), a Nevada limited liability company 100% owned by AMEN; AMEN Delaware LP ("Delaware"), a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner; and AMEN Minerals LP ("Minerals"), a Delaware limited partnership, owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner. It is the Company's intent for Delaware to own all our real estate assets and interest and for Minerals to own our oil and gas royalty investments. As used herein, the terms "Company" and "AMEN" and references to "we" and "our" refer to all of AMEN Properties, Inc., NEMA, Delaware and Minerals, unless the context otherwise requires.

The Company makes available, free of charge, its Annual Report on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish them to the Securities Exchange Commission. These reports may also be obtained directly from the SEC via an Internet site (HTTP://WWW.SEC.GOV) and at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Status of Business Plan

Shortly after the adoption of the Business Plan, the Company implemented the initial phase by entering into an agreement with certain limited partners of TCTB Partners, Ltd. ("TCTB") on October 31, 2002. Pursuant to the agreement, the Company acquired a 64.9% limited partnership interest in TCTB effective October 1, 2002. The assets of TCTB are two secondary office market properties in Midland and Lubbock, Texas, collectively referred to as "the Properties". (See
Item 2 below for further description of the Properties.)

The appraised value of the Properties as provided in May 2002 by Real Estate Research Corporation was approximately $13.8 million. The agreed upon net value of 100% of the LP Interest on October 1, 2002 was approximately $7.3 million, which included a $13.8 million valuation of the Properties, less approximately $6.5 million in existing non-recourse debt ("the Wells Fargo Note"). We purchased the limited partnership interest for approximately $4.7 million, or 64.9% of the agreed upon net value of approximately $7.3 million, by paying approximately $1.9 million in cash and creating notes payable to the selling partners (the "TCTB Notes") for approximately $2.8 million. The significant related documents are attached as exhibits to this form.

Eric Oliver, Chairman and Chief Executive Officer of the Company, and Jon Morgan, President and Chief Operating Officer of the Company, either directly or beneficially owned interest in TCTB. Mr. Morgan is also President of TCTB Company, Inc., the general partner of TCTB that controls its daily operations. Mr. Oliver sold all his LP Interest in TCTB totaling 7.94% (which he owned beneficially through a limited partnership), and Mr. Morgan sold all his LP Interest in TCTB totaling 10.54%. The Company did not acquire any interest in TCTB Company, Inc., which is primarily owned by the original limited partners of TCTB, but has the authority to change the general partner of TCTB due to its ownership of approximately 64.9% of the LP Interests of TCTB. Both Mr. Oliver and Mr. Morgan retained their proportionate share of their interest in TCTB Company, Inc. Assuming the conversion of their interest in the Company's Preferred A and B stock, Mr. Oliver and Mr. Morgan beneficially own 9.7% and 8.0%, respectively, of the outstanding shares of the Company. Other preferred and common shareholders of the Company sold their 21.14% total LP Interest in TCTB to the Company. Additionally, during 2002, certain related parties were tenants in the Midland Building owned by TCTB. TCTB received rental income from these minority partners of approximately $273,000. We believe the leases were negotiated at arms length and represent fair market value.

In addition to our efforts in building shareholder value through real estate acquisitions, the Company has evaluated several oil and gas royalty deals. However, due primarily to the increase in commodity pricing, we have not bought a direct royalty interest to date. Our philosophy is that you make money on royalties by "buying right", so we have chosen to be prudent and patient in our acquisitions. We have, as discussed further in this form, acquired a passive interest in oil and gas royalties via our purchase of shares of a royalty trust. This remains a core focus of the Company and we continue to actively pursue acquiring direct royalty interests in the future.

Going forward, our objective is to actively monitor TCTB and build a revenue-generating asset portfolio while not compromising our integrity and founding Christian values. In addition, management intends to pursue other types of property and business endeavors, including but not limited to, real estate investment trusts and partnership interests for which there is a reasonable degree of accuracy in ascertaining the risks associated with their future. In particular, we are interested in existing businesses with management in place that have a stable cash flow history. (For further discussion of our strategy and investment policies see Item 2 "Properties" below.)

While we cannot guarantee results and the ability to find acquisition candidates, we are committed to stay patient and not force any deals, while maximizing our return on the TCTB acquisition, which is currently our primary revenue source. TCTB's performance will depend on its ability to collect rent from tenants and minimize the cost of ownership and maintenance. If TCTB's tenants or prospective tenants experience a change in business conditions or a downturn in their business, it may experience a delay in lease commencements, or a decline in renewals and lease extensions. Any failure of tenants to operate under the terms of their lease, make timely rental payments consistent with lease terms, or remain solvent, could result in the termination of the tenant's leases and the loss of rental income. We believe TCTB will work diligently to attract and retain quality tenants in order to mitigate this risk to the greatest extent possible.

We are also sensitive to the fact that we operate in a restrictive paradigm of not being able to access traditional equity sources without compromising our NOL balances. We hope we can continue to preserve our NOL, but certain things outside our control may occur which could jeopardize this position. If a larger deal that would require an expansion of our equity base presents itself, we would welcome sacrificing our NOL if the value added exceeded the present value we have assigned it (see "Managements Discussion and Analysis" below for further description of NOL value). If our capital does become limited, we intend to make acquisitions through limited partnerships in a structure whereby AMEN would be the general partner/manager, while property specific equity providers would be the limited partners. However, we do not currently have any agreements or arrangements relating to such financing, and no assurances can be made that such financing will be available on terms acceptable to us.

In order to fully focus resources on the Business Plan, we divested the last vestige of the previous advertising revenue model by completing an asset sale of our direct mail advertising card deck business (the "Offline Business") to Blue Hill Media, Inc. for a $275,000 note receivable and a 3.5% Net Profits Interest in the business' gross margin. The significant related documents are attached as exhibits to this Form 10-KSB.

Competitive Business Conditions

We compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space. WE MAY BE UNABLE TO PROMPTLY RENEW THE LEASES OR RE-LET THIS SPACE, OR THE RENTAL RATES UPON RENEWAL OR RE-LETTING MAY BE SIGNIFICANTLY LOWER THAN EXPECTED RATES. See Item 2 below for further discussion of the competitive conditions of the new Business Plan.

Management and Staff

Our management consists of Eric Oliver, Chairman of the Board and Chief Executive Officer, Jon Morgan, President and Chief Operating Officer and Eric Boyt, Chief Financial Officer and Corporate Secretary. There are currently no full time employees at AMEN. The Company currently pays Mr. Boyt fees for services rendered. There is currently a part time assistant and the Company intends to hire one full time employee during 2003 to assist in the financial matters of the Company. TCTB has 9 full time employees who assist in the day-to-day operations of the Properties.

AMEN management believes operational and accounting controls are essential to any successful business plan. For the first nine months of the year, the Company maintained the high standard of controls surrounding the Online and Offline Businesses, as adopted by previous management. During the implementation of the Business Plan in the fourth quarter, the Company maintained this high standard as TCTB has well established control policies in managing the real estate operations of the Properties. Despite the reduction in AMEN corporate staff, we have in place adequate controls to ensure the security of cash on hand, viability of cash disbursements and complete and accurate recording and reporting of cash receipts.

Impact of Government Regulation and Environmental Laws

Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials that are located on or under the property. Specific asbestos remediation has taken place in both of the Properties. Remediation is not complete in the Lubbock property. We do not anticipate the ultimate costs to complete such remediation to be significant. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of those substances. In connection with our ownership and operation of properties, we may be liable for these costs, which could be substantial. Also, our ability to arrange for financing secured by that real property might be adversely affected because of the presence of hazardous or toxic substances or the failure to properly remediate any contamination. In addition, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from our properties.

In addition, under the Americans with Disabilities Act (ADA), all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons. While we believe that the Properties comply in all material respects with these physical requirements or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided, a determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Any required modifications to comply with the ADA would most likely result in unplanned cash expenditures that could impact our ability to meet our financial objectives.

With regard to investments in oil and gas royalties, the production, transportation and sale of natural gas from underlying properties are subject to federal and state governmental regulation, including regulation and tariffs charged by pipelines, taxes, the prevention of waste, the conservation of gas, pollution controls and various other matters. The United States has governmental power to impose measures that could increase the cost of oil and gas properties. The Federal Energy Regulatory Commission (FERC) has jurisdiction with respect to various aspects of gas operations including the marketing and production of gas. The Natural Gas Act and the Natural Gas Policy Act (collectively, the "Acts") mandate federal regulation of the interstate transportation of gas. The Natural Gas Wellhead Decontrol Act of 1989 terminated wellhead price controls on all domestic gas on January 1, 1993. Numerous concerns regarding the interpretation and implementation of several provisions of the Acts have led to lawsuits and administrative proceedings to challenge the validity of the Acts. The FERC is also considering various policies and proposals that may affect the marketing of gas under new and existing contracts. Accordingly, we are unable to predict the impact of any such governmental regulation.

In the past, Congress has been very active in the area of gas regulation. Due to legislative action, previously applicable incremental pricing requirements and gas use restraints have been repealed. However, it is not feasible to predict with certainty, what proposals, if any, might actually be enacted by Congress or other legislative bodies and what effect, if any, such proposals might have on the oil and gas properties that may be considered for acquisition.

Christian Statement of Faith; the Company's Policy

Article XIII of our Bylaws provides that AMEN Properties, Inc. is a "religious corporation." Our policy is generally to include among our officers and directors unconditionally, and among our employees where a bona fide occupation qualification exists, only persons who, upon request, subscribe to the Company's Christian Statement of Faith as follows:

          1. We believe that there is one God, eternally existing in three persons: the Father, the Son, and the Holy Spirit.
          2. We believe that the Bible is God's written revelation to man and that it is verbally inspired, authoritative, and without error in the original manuscripts.
          3. We believe in the deity of Jesus Christ, His virgin birth, sinless life, miracles, and death on the cross to provide for our redemption, bodily resurrection and ascension into heaven, present ministry of intercession for us, and His return to earth in power and glory.
          4. We believe in the personality and deity of the Holy Spirit, that He performs the miracle of the new birth in an unbeliever and indwells believers, enabling them to live a godly life.
          5. We believe that man was created in the image of God, but because of sin, was alienated from God. That alienation can be removed only by accepting through faith, God's gift of salvation which was made possible by Christ's death.

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

ITEM 2.  PROPERTIES

As discussed above, we intend to grow our business through selective acquisitions of cash-generating assets focusing on value added plays in three distinct arenas that have historically generated large amounts of ordinary income - commercial real estate in secondary stagnant markets, commercial real estate in out of favor growth markets and in oil and gas royalties. While we focus on these areas, we also consider and evaluate opportunities to acquire other properties and businesses that have a consistent and stable cash flow history. Our intent is to accumulate these assets to generate income and create shareholder value.

Out of Favor Growth Market Acquisition - The market for acquiring multi-tenant office complexes in primary growth markets is highly competitive and is dominated by large capitalized real estate investment trusts along with local and regional seasoned private investors. In these markets, our competitive advantage will be through the value we can add by having a qualified on-sight team to manage and lease the building while being proactive on operating expenses by implementing audits of contracts for energy, janitorial, elevator, and other systems. Though these acquisitions will become more competitive, they contribute a significant equity appreciation component. Typical markets meeting these criteria are Austin, Houston, Dallas, San Francisco, Phoenix, Los Angeles, San Diego, and Honolulu.

Secondary Stagnant Market Acquisition - The market for acquiring multi-tenant office properties in secondary stagnant markets is controlled mainly by local or regional investors who operate for sustained profitability versus a timelined exit strategy. These markets tend to yield greater return on capital while not delivering as impressively on appreciation potential. In addition to the hands-on operational audits described above, our competitive advantage will be our ability to add value by structuring anchor or major tenant leases to possibly share in building ownership through equity participation. Our intent is to only focus on the premier properties within these secondary stagnant markets. A few examples of these markets would include Midland, Lubbock, Amarillo, Oklahoma City, Albuquerque, Tucson, Fresno, Colorado Springs, Shreveport, Birmingham, and Jackson.

Oil and Gas Royalty Acquisition - Oil and gas royalty properties are revenue generating interests in oil and gas leases which do not bear any of the costs of producing oil or gas, and do not bear all of the risks associated with the ownership and operation of other oil and gas interests. The market for oil and gas royalty is highly competitive and dominated by mainly wealthy individuals and small focused royalty companies. Many middle to large sized oil and gas independents are also markets for individual oil and gas royalty properties. This market is becoming increasingly efficient with a variety of auction types along with direct solicitation. Our competitive advantage hinges on our knowledge of virtually the entire United States with respect to general reservoir characteristics and risk factors. This knowledge could allow us to add value through focusing on properties, which have under developed reserves or other risk mitigating conditions.

Management intends to pursue opportunities in these areas based on favorable market evaluations and availability. Our evaluations of these opportunities will be based on a system whereby we formulate a cash flow series with at least 10 possible outcomes. We will then assign probability percentages to each of the outcomes. Based on the assigned probabilities, we will arrive at weighted internal rates of return (IRR).
These returns should meet the following four criteria to warrant additional due diligence:

     1.   "Unleveraged" End of Year One IRR of at least 12%
     2.   "Unleveraged" Project IRR of at least 15%
     3.   Less than 10% assigned probability of less than 5% project IRR
     4.   Minimum of 20% chance of at least 20% "unleveraged" IRR

The last two parameters serve to focus our attention on opportunities we can model with limited risk but significant upside potential. By using leverage on these minimum rates of return, we will attempt choose opportunities that attain our necessary return on equity targets. With the exception of the TCTB acquisition, no significant acquisition has been made at this time, as deals that meet our criteria in our primary focus area of royalties and commercial office buildings have not been attractive in the short-term. While this methodology was not utilized in the Company's purchase of the TCTB limited partnership interest, this acquisition was deemed, and has proven to be, a solid investment in which to launch the new Business Plan.

Investments or Interest in Real Estate or in Persons Primarily Engaged in Real Estate Activities

The Properties (See Item 1. "Description of Business") are owned by TCTB and managed and operated by TCTB Company, Inc., as general partner of TCTB. AMEN acquired 64.9% of the limited partnership interest of TCTB. The Properties consist commercial real estate in Midland and Lubbock, Texas. The twenty-four-story Midland property, where the Company's headquarters are located, was completed in 1977 and encompasses 329,178 rentable square feet and is approximately 80% occupied. It also includes a 17-lane drive through bank and a 900 space-parking garage. The average lease term is 4 years and the major tenant is Bank of America. There are a total of two tenants in the Midland building who account for ten percent or more of the rentable space, consisting of the bank and Pioneer Natural Resources, Inc., a public oil and gas company. The Lubbock property was built in 1966 and is a fifteen story high rise with 210,659 rentable square feet, a 214 space parking garage, and is approximately 85% occupied. TCTB has a non-cancelable operating lease for land on which a portion of the Lubbock, TX rental property is built. The lease will expire in 2013 and the existing monthly lease payments are $3,495. Wells Fargo Bank is the primary tenant in the Lubbock building and the average tenant lease term is 7 years. There are a total of two tenants occupying ten percent or more of the rentable space, consisting of the bank and a law firm. A limited investment in building improvements of $150,000 ($98,000 net to AMEN's interest) are planned or anticipated in the Properties for 2003, and the Properties are held for income generating capabilities. The 2002 average annual net rental per square foot for the Midland and Lubbock buildings was $8.30 and $10.66, respectively.

Over the next ten years, there will be 43 tenants whose lease will expire in the Midland building. This represents approximately 263,000 net square feet, $2,078,232 in annual rent or 100% of the annual rent from the Midland building. In the Lubbock building over the next ten years, there will be 34 tenants whose lease will expire. This represents approximately 175,000 net square feet, $1,829,616 in annual rent or 99.9 % of the annual rent. The federal tax basis for the two properties is $8,740,747. Of this amount, $6,868,504 is related to the buildings that will be depreciated, for tax purposes, over 39 years using the straight-line method; $1,157,459 has been allocated to the parking garages that will be depreciated, for tax purposes, using the 150% declining balance method over 15 years; $97,740 has been allocated to partitions and flooring which will be depreciated, for tax purposes, using the 200% declining balance over 5 years; $150,262 has been allocated to tenant improvements and will be depreciated, for tax purposes, using the 200% declining balance over 7 years; and $466,782 has been allocated to land that will not be depreciated. The Properties are financed by the Wells Fargo Note, originally a $6.8 million non-recourse note bearing annual interest of 7.23% with a 20-year amortization that balloons on May 31, 2009.

Over the next two to three years, financing acquisitions will hinge upon our ability to access the necessary capital through conventional bank financings, as well as unconventional structures due to NOL restrictions. If acceptable conventional financing is not available, we intend to make acquisitions through limited partnerships in a structure whereby AMEN would be the general partner/manager, while property specific equity providers would be the limited partners. After our NOL utilization period, or if an acquisition provides more shareholder value than the NOL, we will consider financing acquisitions through more conventional equity offerings if necessary. We do not have any financing arranged, and it is anticipated that acquisition financing will most often be project specific. To the extent financing is not available on terms acceptable to the Company, the Company may delay or curtail its acquisitions.

As stated above, we recognize that we compete with many companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Because of competitive offerings, even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space.

In the opinion of management, the Properties are properly insured from loss related to comprehensive liability, fire, extended coverage, and rental loss. Though we believe to the best of our ability that policy specifications and insured limits of these policies are adequate and appropriate, there may be however, certain types of losses, including lease and other contract claims, acts of war, acts of terror and acts of God that generally may not be insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the Properties, as well as anticipated future revenue. If that happened, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Properties. Though we believe that we maintain insurance policies with carriers with sufficient assets and capital to cover all insured perils, there may be however, failures or receiverships of carriers providing insurance on the Properties. If this occurs, we could be essentially without coverage for perils and losses.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From January 1 to December 20, 2002, AMEN Properties, Inc.'s common stock traded on the NASDAQ SmallCap Market(SM) ("Nasdaq SmallCap") under the symbol "AMEN." On December 20, 2002, the symbol changed to AMENC due to a delisting process described below.

On October 9, 2002, we received Nasdaq Staff Determination of noncompliance with the minimum $1.00 bid price per share requirement set forth in Nasdaq Marketplace Rule 4310(c)(4). On November 20, 2002, shortly after we filed our quarterly report on Form 10-QSB for the quarter ended September 30, 2002, we received further notification of noncompliance with the Nasdaq SmallCap listing maintenance requirement of $2.5 million in shareholders' equity. After an oral hearing before a Nasdaq Listing Qualifications Panel on November 20, 2002, we were granted a temporary exception from these standards subject to meeting certain conditions. Pursuant to this ruling, effective December 20, 2002, and for the duration of the exception, our Nasdaq symbol was changed to AMENC.

To date the Company has been notified of successful completion on three of the four conditions. On December 31, 2002 we filed with the Securities and Exchange Commission (SEC) and Nasdaq a Form 8-K, evidencing a minimum of $2.5 million in shareholders' equity. In addition, on that date we also filed a preliminary proxy statement with the SEC and Nasdaq indicating our intent to seek shareholder approval for the implementation of a reverse stock split, which would result in the Company having a closing bid price above $1 per share by February 14, 2003. The third requirement was for our stock to trade above $1 for 10 consecutive trading days after the reverse split. This was accomplished and we were so notified by Nasdaq. The fourth and final condition is to file, by March 31, 2003, a Form 10-KSB for the year ending December 31, 2002, evidencing over $2.5 million in stockholders' equity.

At a special meeting held January 30, 2003, our shareholders approved a 1-for-4 reverse stock split. On Monday, February 3, 2003, shares of AMEN Properties, Inc. began trading under the new symbol, AMECD. On March 4, 2003, the symbol reverted back to AMENC, and we will continue trading under this symbol for the duration of the exception period granted by the Nasdaq Listing Panel. The "C" will be removed from the symbol when the Nasdaq Listing Panel has confirmed compliance with the terms of the exception and all other criteria necessary for continued listing.

The following table sets forth the ranges of high and low sales prices of our common stock for each quarter within the last two fiscal years as reported on the Nasdaq SmallCap Market, adjusted to give effect to the aforementioned 1-for-4 reverse stock split as if it occurred prior to the beginning of such period.

                                                      High                Low
                                                   ---------            --------
First Quarter 2001:                                 $ 4.752             $ 2.000

Second Quarter 2001:                                $ 8.000             $ 3.600

Third Quarter 2001:                                 $ 5.600             $ 1.760

Fourth Quarter 2001:                                $ 3.200             $ 1.960

First Quarter 2002:                                 $ 5.560             $ 2.600

Second Quarter 2002:                                $ 3.440             $ 1.596

Third Quarter 2002:                                 $ 2.320             $ 1.000

Fourth Quarter 2002:                                $ 2.160             $ 1.360

January 1, 2003 through March 10, 2003              $ 1.756             $ 1.440

At March 10, 2003 the closing price for our common stock, as reported by NASDAQ SmallCap, was $1.70 per share. There are approximately 3,500 holders of record of our common stock. A number of such holders of record are brokers and other institutions holding shares of common stock in "street name" for more than one beneficial owner. The Company's transfer agent and registrar is the American Stock Transfer and Trust Company. We have not paid and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

The following table is provided in compliance with Item 201(d) of Regulation
S-B:

--------------------------------------------------------------------------------
                   Number of        Weighted-average      Number of securities
                  Securities to     Exercise price of   remaining available for
                   be issued          Outstanding        future issuance under
                     upon          options, warrants   equity compensation plans
                  exercise of          and rights        (excluding securities
                  outstanding                           reflected in column (a))
                    options,
                  warrants and
                     rights
--------------------------------------------------------------------------------
                      (a)                (b)                     (c)
--------------------------------------------------------------------------------
      Equity
   compensation     535,380            $16.00                  216,526
plans approved by
 security holders
--------------------------------------------------------------------------------
      Equity
   compensation       None              None                     None
plans not approved
 security holders
--------------------------------------------------------------------------------
      Total         535,380            $16.00                  216,526
--------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Through the third quarter ended September 30, 2002, AMEN Properties, Inc. ("AMEN" or "the Company") consisted primarily of the operations of crosswalk.com(TM), an interactive website, which provides information and resources that the Company believed generally appeals to the English speaking Christian and family-friendly community (the "Online Business"). The Company primarily generated advertising revenue from this service.

Through December 12, 2002, the Company also provided direct mail advertising services (the "Offline Business") whereby six times per year the Company mailed packets of advertiser product information (the "card deck") to approximately 225,000 churches per mailing. In support of this business, the Company maintained a proprietary database of about 140,000 churches and rented lists to meet the remaining distribution commitment. The Company generated advertising revenue from this service.

As discussed in Items 2 and 3 above, both of these businesses were sold during 2002. We sold substantially all of the assets used, required, useful, or otherwise relating to the ownership, development and operations of the crosswalk.com website to Salem Communications Corporation ("Salem") for approximately $4.1 million in cash (the "Asset Sale"). The asset sale closed on October 4, 2002. In addition, on December 12, 2002 the Company divested the Offline Business to Blue Hill Media, Inc. and received a $275,000 Note Receivable bearing 6% interest and a 3.5% net profits interest in the business's gross margin.

Pursuant to the Company's adoption and application of the provisions of Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", both the Online and Offline revenue and direct and indirect costs associated with the businesses are classified as discontinued operations and reported as such on the Company's financial statements. Additionally, the amounts reported for 2001 have been reclassified as discontinued operations.

The Asset Sale and Implementation of the Business Plan

Taking into consideration the Company's material remaining value of approximately $4.1 million in cash from the asset sale, a public company foundation, and a net operating tax loss carryforward (NOL) in excess of $29 million, the Company presented to shareholders a business plan (the "Business Plan") to grow the Company and exploit the NOL through the judicious acquisition of cash generating assets, consisting primarily of office buildings in secondary stagnant markets, office buildings in out of favor growth markets and oil and gas royalties. On September 19, 2002, the shareholders approved this Business Plan, and immediately thereafter, the board of directors appointed current directors Eric Oliver and Jon Morgan as Chairman and Chief Executive Officer, and President and Chief Operating Officer, respectively. Effective October 9, 2002, the name of the Company was changed from Crosswalk.com, Inc. to AMEN Properties, Inc., and the Company relocated its headquarters from Chantilly, Virginia to Midland, Texas.

The first step in the new Business Plan was completed on October 31, 2002 when the Company entered into an Agreement with certain limited partners ("the Selling Partners") of TCTB Partners, Ltd. ("TCTB") to purchase 64.86248% of the LP Interest in TCTB effective October 1, 2002. The assets of TCTB are two secondary office market properties in Midland and Lubbock, Texas, collectively referred to as "the Properties". These properties are described further in Item 1 and 2 above. In addition, information on the Properties is included in audited financial statements in the definitive proxy statement dated August 27, 2002, and the Form 8-K filed with the SEC related to the sale of Online Business on November 7, 2002 and an 8-KA filed on January 6, 2003.

The following statistics and information illustrate the effects that AMEN's new Business Plan had on operations during 2002:

- A net gain on sale of discontinued operations of $376,962 was recorded as a result of the sale of Online and Offline Business;

- General and Administrative cost have been significantly reduced due to all employees being released and new management not receiving salaries for their efforts;

- For the first time in the history of the Company, we achieved positive net income from operations of $167,391 during 2002. This is a result of selling the unprofitable Online Business and purchasing a portion of a profitable business, that being a limited partnership interest in TCTB.

In further implementation of the Business Plan, the board of directors recently approved the election of two new board members, Donald M. Blake, Jr. and G. Randy Nicholson. Mr. Nicholson will also serve on the Company's Audit Committee. The Company is very fortunate to have these two gentlemen serving and believes their knowledge and relationships puts us in a better position to effectively and efficiently implement the Business Plan approved by the shareholders.

Donald M. Blake, Jr. is Executive Vice President and Principal of Joseph J. Blake and Associates, Inc. ("Blake and Associates"), an international commercial real estate due diligence firm. The company founded by his grandfather specializes in the valuation of debt and equity and assessment reports for engineering and environmental issues concerning real property. Over the past 57 years, the firm has served the nation's leading investors, lenders and owners of real estate. Blake and Associates maintains operations throughout the United States, Latin America and Japan. Mr. Blake is a Member of the Appraisal Institute and is active with a variety of real estate organizations such as the Mortgage Bankers Association, Pension Real Estate Association, The Commercial Mortgage Securitization Association and the Urban Land Institute. Governor Cuomo of New York appointed Mr. Blake to the charter advisory board of the New York State Appraisal Certification Board. The board developed the standards and ethical standards for all licensing and certification for appraisers in accordance with state legislation. He was also appointed to the real estate advisory board of the business school of Babson College, Wellesley, Massachusetts. Mr. Blake received a BA from Hobart College, Geneva, New York in 1979 and a MSM with a concentration in commercial real estate finance from Florida International University, Miami, Florida in 1981.

G. Randy Nicholson graduated from Abilene Christian College in 1959. From 1959 to 1971, Mr. Nicholson was self-employed in Abilene as a CPA. In 1971, he established E-Z Serve, Inc., a gasoline marketing company. From 1971 to 1986, he served as President and Chief Executive Officer of E-Z Serve. Mr. Nicholson has served as Chairman of the Board of Auto-Gas Systems, Inc. since 1987. AutoGas developed the pay-at-the pump technology processing paperless credit and debit card transactions at the fuel island. Headquartered in Abilene, Texas, AutoGas continues to introduce innovative technological advancements in the automated fueling industry, most recently with loyalty products such as DIGITAL REWARDS(R) and Quantum 360sm. He joined the Board of Trustees of Abilene Christian University in 1981. Mr. Nicholson is a member of the Texas Society of Certified Public Accountants and was recently named an honorary member of the American Institute of Certified Public Accountants (AICPA) having been member for 40 years. He is presently serving as Chairman of the Technology Committee for the City of Abilene.

During 2002, AMEN marked its 5th anniversary as a public company. While we believe that the Company has finally demonstrated improvement in its financial condition, and management and the board are working diligently to continue and build upon this momentum, there remains significant risk in the new Business Plan. Many of these factors have been previously discussed in this form as well as the "risk factors" set forth in the definitive Schedule 14A dated August 27, 2002, which are incorporated herein by reference. Related to our commercial real estate investments, these risks include, but are not limited to, 1) adverse market conditions and competition, such as changes in the national and regional economic climate, 2) increased competition, 3) changes in operating costs 4) ability of our tenants to pay rent and 5) changes in law - all of which may impede our ability to generate sufficient income to pay expenses and maintain properties. Related to our efforts to buy oil and gas royalty related assets, these risks include, but are not limited to, 1) volatility of oil and gas prices, 2) uncertainty of estimated oil and gas discovery that may affect future cash flows, and 3) regulation of natural gas may which could increase the carrying cost of oil and gas properties.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In 2002, the Company adopted several new pronouncements issued by the FASB. In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, and the adoption thereof, goodwill will no longer be amortized, effective January 1, 2002, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

During 2002, the Company recognized $1,200,000 in impairment losses. In June 2002, the Company performed the transitional goodwill impairment tests as described herein. This resulted in a $750,000 impact to earnings in the second quarter. In September 2002, the Company performed a quarterly impairment analysis on the continuing operation of the card deck business and determined that an additional $450,000 impairment loss needed to be recognized.

In addition, in October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also providing guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment. SFAS 144 also establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

The Company adopted the provisions of SFAS 144 in 2002, specifically as it relates to the treatment of long-lived assets held for sale pursuant to the Company's sale of substantially all of its Online Business to Salem Communications for approximately $4.1 million and the sale of the Offline Business to Blue Hill Media, Inc., both in 2002. Accordingly, the Company's statement of operations for the year ended December 31, 2002 and 2001, as presented, consist primarily of a loss from discontinued operations. The exceptions are expenses related to ongoing corporate functions, titled Property Operating and Sales and Marketing under the caption Operating Expenses. All revenue, and all other expenses shown separately relate to the operation results of the Company's investment in TCTB. Consistent with SFAS 144, depreciation on the property, plant and equipment included in discontinued operations, ceased as of June 1, 2002, understanding that the carrying amount of those assets would be recovered through the asset sale and not through future operations.

In order for the reader to assess the historical performance of the Company's current operations, we have included in the footnotes to the Financial Statements, included in Item 7 of this report, comparative period information in a condensed Statement of Operations. This pro forma information includes activity for both the Midland building and the Lubbock building, as if the Company had acquired both on January 1, 2001.

The Company's acquisition of TCTB has been accounted for under the purchase method of accounting, as required by SFAS No. 141, "Business Combinations". The assets of TCTB are fully consolidated in the Company's financial statements in accordance with Accounting Research Bulletin 51 "Consolidated Financial Statements", as amended by SFAS 94 "Consolidation of all Majority Owned Subsidiaries", as well as Statement of Position 78-9, "Accountings for Investment in Real Estate Ventures", with a corresponding 35.1% minority interest recorded at historical cost and AMEN's share of the assets recorded at market values at the date of purchase, October 1, 2002. The Company's consolidated financial statements and the financial information set forth in this report are presented on this basis, except for certain information included under "2003 Outlook" which is presented on a basis of net amounts to AMEN's ownership interest in TCTB.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Management does not believe the new pronouncement will have a material impact on its financial statements.

The Company accounts for its options granted to employees in accordance with APB
25. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 based on their fair value as determined by the Black-Scholes option-pricing model. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2001 and 2002 would have been increased by approximately $692,000 and approximately $331,000, respectively. See Footnote P to the Company's Consolidated Financial Statements included herein.

RESULTS OF OPERATIONS

Full Year 2002 Compared to Full Year 2001

For the year ended December 31, 2002, the Company incurred a net loss of $2,148,951, or ($1.08) per share, as compared to a net loss of $4,784,514, or ($2.41) per share for the same period ended December 31, 2001. This $2,635,563 reduction in Net Loss is primarily attributable to a reduction in Loss on Discontinued Operations, which decreased $2,183,982 million, going from a loss of $4,468,052 in 2001 to a loss of $2,284,070 in 2002. This change is a result of a $908,665 reduction in Operating Expenses, a $467,817 reduction in depreciation expense, a $1,552,079 reduction in Salaries and Benefits, a $917,958 reduction in Sales and Marketing expenses, and a $482,235 reduction in goodwill expense. The total reduction in expenses was partially offset by lower revenue of $2,260,861 million during 2002. All of these variances are primarily attributable to the second quarter decision to sell the Online Business, which led to termination of all employees. The information below reiterates these variances in Loss from Discontinued Operation, inclusive of Online and Offline Business activities:


                                      2001 Amount    2002 Amount     Net Change
                                      ------------   ------------   ------------
Revenue                                $4,506,291     $2,245,430    ($2,260,861)
Cost of Goods Sold                     (1,978,778)    (1,070,113)       908,665
Depreciation Expense                     (759,751)      (291,934)       467,817
Salaries & Benefits                    (2,862,847)    (1,310,768)     1,552,079
Sales & Marketing                      (1,265,813)      (347,855)       917,958
Goodwill Amortization & Impairment     (1,682,235)    (1,200,000)       482,235
Disposal of Fixed Assets                 (147,476)             0        147,476
Other                                    (277,443)      (308,830)       (31,387)
                                      ------------   ------------   ------------
Net Loss from Discontinued Operations ($4,468,052)   ($2,284,070)    $2,183,982
                                      ------------   ------------   ------------

Continuing operating revenue of $1,060,413 for 2002 and $727,846 of operating expenses for 2002 relate solely to the acquisition of interests in TCTB, which were acquired in October 2002. Property Operating Expenses of $158,916 and Sales and Marketing expenses of $6,260 for 2002 related to the type of general corporate expenses the Company anticipates incurring with its ongoing operations under the new Business Plan. This compares to $184,145 of Property Operating Expenses and $12,317 of Sales ad marketing expenses in 2001. Additionally, Other Income and Expense increased $207,250 during 2002, from $120,000 to $327,250, due to interest expense of $154,363 related to the Wells Fargo Note and the TCTB Notes, as well as $48,000 additional accrued dividend expense related to the Series B Preferred Stock, both of which were not present in 2001.

Fourth Quarter 2002 Compared to Fourth Quarter 2001

During the last quarter of 2002, the company realized positive net income from operations for the first time in our history. Net Income from Operations for the quarter was $308,330, comprised of revenues of $1,060,413 and operating expenses of $752,083. While there is no good comparison for 2001 due to all of the operations existing at that time not being part of the current operations, the Company did experience a loss from operations of $909,091 in the fourth quarter 2001. Also included in the fourth quarter of 2002 was the Company's share of other income and expense items, totaling a net expense of $162,156, consisting of $120,197 in interest expense on the Wells Fargo Note and $42,000 of accrued dividends on the Company's Preferred A and B stock. Other items also include a gain on sale of discontinued operations of $376,962 due to the sale of the Online and Offline business, resulting in Net Income of $523,136. This compares to a $1,110,510 Net Loss in the fourth quarter of 2001. Again, this dramatic difference is a result of the Company's implementation of the shareholder approved Business Plan.

Liquidity and Capital Resources

During the years ended December 31, 2002 and 2001, net cash used in operating activities was $833,764 and $1,864,247, respectively. The increase of net cash used in operating activities in 2002 was, for the most part, a result of the impact of writing off virtually all of the Online receivables and other assets, partially offset by the gain on sale.

Net cash provided by investing activities was $1,482,438 and $964,411 for the years ended December 31, 2002 and 2001, respectively. The increase is primarily a result of the proceeds received from the sale of the Online Business, the effects of which are partially offset by additional costs incurred in the sale and the acquisition of the TCTB limited partnership interests.

Net cash (used in) / provided by financing activities was ($8,686) and $528,775 for the years ended December 31, 2002 and 2001, respectively. The net cash provided by financing activities consists primarily of $289,091 and $500,000 and in 2002 and 2001, respectively, received from the net proceeds of the purchase of Series "B" preferred stock that closed on January 9, 2002, in the total amount of $800,000. The Series "B" preferred stock is convertible into an aggregate of 233,317 shares of AMEN common stock over the next three years, and will accrue 6% interest per annum payable in cash or the Company's common stock, at the discretion of the Company. In 2002, this was offset by principal repayment of the Wells Fargo Note of approximately $272,000.

At December 31, 2002, the Company had working capital and liquid investments of $656,863, comprised of cash of $1,541,183, accounts receivable of $161,783, long-term investments of $341,649, less current liabilities if $1,387,752. The long-term investments of $341,649 primarily relates to the Company's ownership of 12,500 shares of a publicly traded royalty trust. Our total investment of $288,625 is considered highly liquid and therefore is included in our working capital for liquidity purposes at the end of 2002. The Company believes this level of working capital plus cash flow from operations will be sufficient to meet the Company's anticipated needs over the next twelve months. See the discussion below in 2003 Outlook for further detail of expected cash flow.

The Company's ability to raise funds is somewhat hindered as we are limited in our ability to issue new equity due to IRC Section 382 restrictions on utilization of the NOL. However, if an opportunity presents itself that would be more valuable to the shareholders than the approximate $2.5 to $5 million present value we have assigned the NOL, we will strongly consider pursuing the deal and would consider issuing equity to do so. Absent this, we intend on using, as discussed above, certain limited partnership structures and traditional bank borrowings to implement the Business Plan and meet our growth targets. In assigning a present value range to the NOL, we assumed equity growth of 10% and 30% annualized, and used a 10% discount factor and a 34% tax rate.

The TCTB acquisition was funded with $1,945,874 in cash and the creation of $2,789,087 in Promissory Notes between AMEN and the selling partners ("the TCTB Notes"). The TCTB Notes totaling $2,789,087 stipulate a floating interest rate of 15 basis points above the prime lending rate, beginning at 4.9% and never to exceed 6%. The interest rate will be adjusted every October 1, beginning October 1, 2003. The TCTB Notes are payable in consecutive annual installments, the first of which is due and payable on or before April 1, 2005, and one of which becomes due and payable on or before the same day of each succeeding year until the entire unpaid principal balance and all accrued and unpaid interest is fully paid. The amount of each annual payment is based upon the Net Operating Loss Benefit we realize, defined as the dollar value of the federal income tax benefit to the Company in utilizing the NOL as defined in the Internal Revenue Service Code. Therefore, we will make the first payment on April 1, 2005. It will be related to the 2004 fiscal year Net Operating Loss Benefit. If the TCTB Notes are not paid prior to the expiration of the Wells Fargo Note, they become due and payable in conjunction with the Wells Fargo Note on May 31, 2009. The Wells Fargo Note of $6,500,000 is non-recourse, bears interest of 7.23% and has a 20-year amortization that balloons on May 31, 2009.

There can be no assurance that current working capital will be sufficient to meet the Company's needs or that additional financing will be available to the Company or that such financing will be available on acceptable terms.

2003 OUTLOOK

The following information is presented based upon the Company's knowledge of our current operations and historical performance. They are not presented in accordance with general accounting principles, which require us to fully consolidate TCTB, showing 100% of its revenues and expenses and subtracting the minority interest in TCTB. Instead, the foregoing reflects information net to AMEN's interest. The net effect to AMEN, however, should be approximately the same.

Current Operations - Based primarily upon historical performance, the Company anticipates TCTB operating results in 2003 to produce approximately $1,350,000 in positive cash flow from operations, net to AMEN's 64.9% ownership. Based upon historical performance of the underlying assets, the Company estimates receiving $60,000 in 2003 from Blue Hill Media on payments of the Note Receivable and the Net Profits Interest obtained in the sale of the Offline Business. In addition, we anticipate between $70,000 and $90,000 in distributions from the oil and gas royalty trust investments during 2003. The Company believes that such capital resources will be sufficient to fund its anticipated operations and expenditures, excluding any acquisitions pursuant to the Business Plan.

Regarding anticipated cash outflows in 2003, we are estimating total cost to maintain our public company status to be approximately $230,000 annually, which includes Nasdaq fees, audit fees, legal expenses, public filing fees, directors and officers insurance and costs related to the annual shareholders meeting. Because our officers have agreed not to take a salary, our general and administrative cash outlays are expected to be $200,000. This amount includes cash outlays for salary and benefits payable for expected new employees and $106,000 to former Crosswalk.com, Inc. employees in accordance with their severance agreements. All but $12,000 of the $106,000 is non-recurring and was accrued at December 31, 2002. TCTB's general and administrative costs are expected to be $100,000 for 2003, net to AMEN's share of TCTB. Current annual interest expense related to the Wells Fargo Note is $311,000, net to AMEN's interest in TCTB. Additionally, the Company is expecting to incur $138,000 of interest expense related to the TCTB Notes, but will not have a cash outlay for this expense in 2003 as the first payment on the notes will not occur until April of 2005 in accordance with the terms of the notes. TCTB estimates spending approximately $98,000 in capital improvements on the Midland and Lubbock buildings in 2003, net to AMEN's interest. Property taxes are anticipated to be $148,000, net to AMEN's interest in TCTB. We have no long-term leases associated with the current operations. The Company was able to effectuate early termination all the long-term leases related to discontinued operations, resulting in cash payments of approximately $530,000 during 2002 and net savings of approximately $438,000 over the term of the leases.

The table below summarizes this discussion:

Expected Cash Inflows in 2003:
                   TCTB Revenue (net to AMEN)                                                     $2,750,000
                   Other Investments, distributions and note repayment                               140,000
                                                                                           ------------------
                   TOTAL                                                                          $2,890,000

Expected Cash Outflows in 2003:
                   TCTB Operating Costs (Net to AMEN)                                             $1,400,000
                   TCTB Interest Expense - Wells Fargo Note (net to AMEN)                            311,000
                   TCTB G&A (net to AMEN)                                                            100,000
                   Corporate G&A                                                                     200,000
                   Public Costs                                                                      230,000
                   TCTB Capital Reserve and Est. Taxes (net to AMEN)                                 246,000
                                                                                           ------------------
                   TOTAL                                                                          $2,487,000

                   Expected Net Cash Flow                                                          $ 403,000
                   Beginning Working Capital +  Liq Investments - AMEN Corp (See Below)              749,051
                                                                                           ------------------
                   Expected Ending Net Working Capital + Liquid Investments                       $1,152,051
                                                                                           ==================



The Wells Fargo Note prohibits distributions, without the consent of the bank, from TCTB to limited partners, except for the limited partners' tax liability. Taking this into consideration, AMEN's beginning working capital plus liquid investments at the corporate level at December 31, 2002 was $749,051. Adding $140,000 in expected investment distributions and $160,000 in estimated tax distribution from TCTB, and subtracting $200,000 for Corporate G&A and $230,000 for public costs, the Company, at the corporate level, estimates it will have a $619,051 working capital plus liquid investment balance at the end of 2003.

The expected 2003 results discussed above contemplate only our current operations and are dependent upon our current operations performing consistent with their historical performance. While management of the Company believes that its current views and expectations are based upon reasonable assumptions, there are significant risks and uncertainties that could significantly effect expected results. Important factors that could cause actual results to differ materially from those in the projections and estimates include, without limitation, the Risk Factors referenced under "Forward Looking Statements" below, and many of those factors are beyond the Company's control. The foregoing information is expressly qualified in its entirety by such factors. You should expect the assumptions and related estimates to change as additional information becomes available. However, the Company does not intend to update or otherwise revise the projections and estimates provided to reflect events or circumstances after the date of this report. Actual results may differ materially from the projections and estimates provided.

Management is actively seeking acquisition opportunities that meet our criteria stated above in Item 2. Should an acquisition be made, expenditures and required resources could change significantly. Since implementing the Business Plan in October 2002, management has reviewed over 50 deals, and anticipates this pace of evaluation to continue in 2003. The Company's ability to raise funds required to complete acquisitions is somewhat hindered, as mention above, due to NOL utilization rules contained in Section 382 of the Internal Revenue Code. However, if an opportunity presents itself that would be more valuable to the shareholders than the NOL, we would recommend pursuing the deal and would consider issuing equity to do so. Absent this, we intend on using certain limited partnership structures and traditional bank borrowings to implement the Business Plan and meet our growth targets. The Company does not currently have any agreements or arrangements for any such financing, and no assurances can be made that such financing will be available on terms considered acceptable to the Company.

 Forward Looking Statements

Certain information in this section may contain "forward-looking statements" within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including, but not limited to, any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, "forward-looking statements" can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its "forward-looking statements" will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's "forward-looking statements." Our financial condition and results, as well as any other "forward-looking statements," are subject to inherent risks and uncertainties, including but not limited to those risk factors disclosed in the Company's definitive Schedule 14A dated August 27, 2002, which are incorporated herein by reference, as well as those summarized in Item 6, "Management's Discussion and Analysis or Plan of Operation."


ITEM 7. FINANCIAL STATEMENTS

The Financial Statements prepared in accordance with Regulation S-B are included in this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 25, 2002, the Company received formal notification that Ernst & Young LLP ("E&Y") resigned as the Company's principal Independent Public Accountants. During the Company's two most recent fiscal years and the interim period preceding termination, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of E&Y would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. E&Y has advised the Company by letter dated October 1, 2002 that it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-B. This letter was attached as an exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2002.

E&Y's report on the Company's financial statements for fiscal year 2000 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. For fiscal year 2001, E&Y's report on the Company's financial statements included an opinion of substantial doubt about the Company's ability to continue as a going concern.

Effective September 30, 2002, Johnson, Miller & Co. was engaged as the new independent accountant for the Company. The decision to engage Johnson, Miller & Co. was recommended by the Audit Committee of the Board of Directors of the Company and was also approved by the Board of Directors.

During the two fiscal years ended December 31, 2000 and December 31, 2001 and the period from January 1, 2002 to September 30, 2002 the Company did not consult Johnson, Miller & Co. regarding the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was either the subject of a disagreement or a reportable event. TCTB Partners, Ltd. engaged Johnson, Miller & Co. to perform an audit of the Properties in conjunction with the proposal of the Business Plan.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company recently elected two new board members (see Item 6). The remainder of this item is incorporated by reference to the Company's definitive Proxy Statement for its 2003 annual shareholders meeting to be filed on or before April 30, 2003 in accordance with Rule 14a-101, Schedule 14A.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference to the Company's definitive Proxy Statement for its 2003 annual shareholders meeting to be filed on or before April 30, 2003 in accordance with Rule 14a-101, Schedule 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 201(d) of Regulation S-B in included in Part II,
Item 5.

Disclosure required pursuant to Item 403 of Regulation S-B Incorporated by reference to the Company's definitive Proxy Statement for its 2003 annual shareholders meeting to be filed on or before April 30, 2003 in accordance with Rule 14a-101, Schedule 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's definitive Proxy Statement for its 2003 annual shareholders meeting to be filed on or before April 30, 2003 in accordance with Rule 14a-101, Schedule 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER    DESCRIPTION
--------  -----------
2+ Articles and Certificates of Merger and Reorganization of DIDAX ON-LINE L.C. and DIDAX INC. into the Registrant

2.1@ Plan of Reorganization and Agreement dated as of July 30, 1999 by and among the Company, Media Management, Inc., and Wike Associates, Inc.

2.1^      Asset Purchase Agreement between the Company and Oneplace.com, Ltd.

2.2^^     Closing Date Extension Agreement between the Company and Oneplace.com,
          Ltd.

2.3 Asset Purchase Agreement between the Company and Blue Hill Media, Inc. dated December 13, 2002

3.1+ Certificate of Incorporation and Certificates of Amendments thereto of DIDAX INC.

3.1(a)+   Certificate of Correction regarding Certificate of Incorporation

3.1(b)**  Certificate of Amendment thereto of DIDAX INC.

3.2+++    Certificate of Amendment thereto of Crosswalk.com, Inc.

3.3+      Bylaws and amendments thereto of the Registrant

3.4 ~     Certificate of Designations for Series "A" Preferred Stock

3.4(a) ~~ Amended Certificate of Designations for Series "A" Preferred Stock

3.5 ~~    Certification of Designations for Series "B" Preferred Stock

4.5+      Form of Stock Option Agreement

4.6+      1997 Stock Option Plan

4.6A*     1997 Stock Option Plan, as amended April 6, 1998

4.7*      1998 Stock Option Plan

4.7A**    1998 Stock Option Plan, as amended February 26, 1999

4.8##     1998 Stock Option Plan, as amended March 3, 2000

10.1# Agreement between the Registrant and Corporate Resource Development, Inc. dated February 18, 1998

10.2# Agreement for Conclusion of Employment Agreement between the Company and Robert Varney dated February 17, 1998

10.3** Office Building Lease by and between Enterprise Center Limited Partnership Number Two and the registrant dated August 23, 1999

10.4+ Promissory Note and Warrant Certificate between the Company and Robert Varney dated July 10, 1996

10.5+ Promissory Note and Warrant Certificate between the Company and Robert Varney dated September 26, 1996

10.6+ Amendment to terms of promissory notes between the Company and Robert Varney dated November 13, 1996

10.7+ Amendment to terms of promissory notes between the Company and Robert Varney dated July 10, 1997

10.8+ Promissory note and Warrant Certificate between the Company and Bruce Edgington dated July 30, 1996

10.9+ Promissory note and Warrant Certificate between the Company and Bruce Edgington dated October 30, 1996

10.10+ Amendment to terms of promissory notes between the Company and Bruce Edgington dated November 13, 1996

10.11+ Amendment to terms of promissory notes between the Company and Bruce Edgington dated July 24, 1997

10.21+ Employment Agreement between the Company and Gary Struzik dated as of June 6, 1997.

10.21A* Employment Agreement between the Company and Gary Struzik dated March 23, 1998

10.48### Employment Agreement between the Company and Scott Fehrenbacher dated March 16, 2001

10.49++   Agreement between the Company and Worldcom dated November 8, 2001

10.50++ Stock Purchase Agreement between the Company and A. Scott Dufford for Series A Preferred Stock dated September 29, 2000

10.51++ Stock Purchase Agreement between the Company and John R. Norwwod for Series A Preferred Stock dated September 29, 2000

10.52++ Stock Purchase Agreement between the Company and J.M. Mineral and Land Co. for Series A Preferred Stock dated September 29, 2000

10.53++ Stock Purchase Agreement between the Company and Jon M. Morgan Pension Plan for Series A Preferred Stock dated September 29, 2000

10.54++ Stock Purchase Agreement between the Company and Stallings Properties, Ltd. for Series A Preferred Stock dated September 29, 2000

10.55++ Stock Purchase Agreement between the Company and John D. Bergman for Series A Preferred Stock dated September 29, 2000

10.56++ Stock Purchase Agreement between the Company and Julia Jones Family Trust for Series A Preferred Stock dated September 29, 2000

10.57++ Stock Purchase Agreement between the Company and Dodge Jones Foundation for Series A Preferred Stock dated September 29, 2000

10.58++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series A Preferred Stock dated September 29, 2000

10.59++ Stock Purchase Agreement between the Company and Lighthouse Partners, L.P. for Series A Preferred Stock dated September 29, 2000

10.60++ Stock Purchase Agreement between the Company and Ray McGlothlin, Jr. for Series A Preferred Stock dated September 29, 2000

10.61++ Stock Purchase Agreement between the Company and Gary J. Lamb for Series A Preferred Stock dated September 29, 2000

10.62++ Stock Purchase Agreement between the Company and Frosty Gilliam, Jr. for Series A Preferred Stock dated September 29, 2000

10.63++ Stock Purchase Agreement between the Company and Bruce Edgington for Series B Preferred Stock dated December 31, 2001

10.64++ Stock Purchase Agreement between the Company and Dodge Jones Foundation for Series B Preferred Stock dated December 31, 2001

10.65++ Stock Purchase Agreement between the Company and Earl E. Gjelde for Series B Preferred Stock dated December 31, 2001

10.66++ Stock Purchase Agreement between the Company and Jon M. Morgan for Series B Preferred Stock dated December 31, 2001

10.67++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series B Preferred Stock dated December 31, 2001

10.68++ Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000

10.69++ Annex to the Stock Purchase Agreement for Series B Preferred Stock dated December 31, 2001

10.70*** Amendment to Employment Agreement between the Company and Scott Fehrenbacher dated July 24, 2002

10.71*** Amendment to Employment Agreement between the Company and Gary Struzik dated July 24, 2002

10.72 Agreement and Transfer of Limited Partnership Interest between the Company and the Selling Partners of TCTB Partners, Ltd.

10.73 Amended Promissory Note between the Company and A. Scott Dufford, with schedule describing all outstanding Amended Promissory Notes between the Company and the Selling Partners of TCTB Partners, Ltd, which are identical other than differences stated in the schedule.

10.74 Credit Agreement between TCTB Partners, Ltd. and Wells Fargo Bank Texas, N.A, the exhibits of which are not included due to their size.

10.75     Lease Agreement between TCTB Partners, Ltd. and Bank of America, N.A.

10.76 Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc.

10.77     Lease Agreement between TCTB Partners, Ltd. and Wells Fargo Bank
          Texas, N.A.

10.78     Lease Termination between the Company and Matan Properties.

11        Statement of computation of earnings per share

16^^^ Letter to the Company from Ernst & Young, LP on Change in Certifying Accountant

23.1      Consent of Johnson, Miller & Co.

99.1      Certification of Chairman and Chief Executive Office

99.2      Certification of Chief Financial Officer

+ Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

# Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 1998, SEC File No. 000-22847

* Incorporated by reference to the Company's Registration Statement Post Effective Amendment No. 1 to Form SB-2 declared effective by the Securities and Exchange Commission on July 2, 1998, SEC File No. 333-25937

@ Incorporated by reference to the Company's Item 2 report on Form 8-K filed with the Securities and Exchange Commission on August 25, 1999, SEC File No. 000-22847

## Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on March 30, 2000, SEC File No. 000-22847

** Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000, SEC File No. 000-22847

~ Incorporated by reference to the Company's Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on December 1, 2000, SEC File No. 333-49126

### Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001, SEC File No. 000-22847

++ Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, amended July 25, 2002 and August 14, 2002, SEC File No. 000-22847

~~ Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 5, 2002, SEC file No. 333-85636

^ Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on August 27, 2002, SEC File No. 000-22847

^^ Incorporated by reference to the Company's Item 2 report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2002, SEC File No. 000-22847

^^^ Incorporated by reference to the Company's Item 4 report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2002, SEC File No. 000-22847

*** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002, SEC File No. 000-22847

+++ Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on January 13, 2003, SEC File No. 000-22847


(b) Reports on Form 8-K

During the fourth quarter of 2002, the Company filed the following reports with the Securities and Exchange Commission (SEC) on Form 8-K:

On December 31, 2002, the Company filed an Item 5 disclosure to indicate that it received notice that its common stock would continue to be listed on The Nasdaq SmallCap Market via an exception from the minimum bid price and shareholders' equity requirements. It was disclosed that the exception is subject to AMEN meeting certain conditions that on or before Dec. 31, 2002, the Company must make a public filing with the SEC and Nasdaq evidencing a minimum of $2.5 million in shareholders' equity. In addition, on or before Dec. 31, 2002, the Company must file a proxy statement with the SEC and Nasdaq evidencing its intent to seek shareholder approval for the implementation of a reverse stock split, resulting in the company having a closing bid price above $1 per share by February 14, 2003. Finally, on or before March 31, 2003, the Company must file the Form 10-K for 2002, evidencing continued compliance with the minimum shareholders' equity requirement.

On November 7, 2002, the Company filed an Item 5 disclosure that having received notification of delisting from Nasdaq due to the Company's noncompliance with the minimum $1.00 bid price per share requirement set forth in Marketplace Rule 4310(c)(4), it had requested and was granted an oral hearing before a Nasdaq Listing Qualifications Panel on October 15, 2002 to appeal and review the Staff Determination, and under Nasdaq Marketplace Rules, the hearing request stayed the delisting of the Company's common stock pending the Panel's decision after a hearing scheduled for November 21, 2002.

On November 7, 2002, the Company also disclosed that financial statements related to the TCTB acquisition as required by Item 7(a) and Item 7(b) of Form 8-K, would be provided within sixty days.

On October 15, 2002, the Company filed an Item 2 disclosure that on October 4, 2002, the Company completed the sale of the crosswalk.com Website and related assets to Salem Communications Corporation for approximately $4.1 million in cash. Item 7 financial statements related to this asset were also disclosed.

On October 15, 2002, the Company also disclosed an Item 5 report that it received notification of delisting from Nasdaq due to the Company's noncompliance with the minimum $1.00 bid price per share requirement set forth in Marketplace Rule 4310(c)(4). Thus the Company's common stock could have been delisted from The Nasdaq SmallCap Market effective with the opening of business on October 17, 2002. However, the Company filed an appeal on October 15, 2002, requesting an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. Under Nasdaq Marketplace Rules, the hearing request stayed the delisting of the Company's common stock pending the Panel's decision.

On October 1, 2002, the Company disclosed an Item 4 report that on September 25, 2002 it received formal notification that Ernst & Young LLP ("E&Y") resigned as the Company's principal Independent Public Accountants and that during the two most recent fiscal years and the interim period preceding termination, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of E&Y would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. E&Y has advised the Company by letter dated October 1, 2002 that it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-B in this report. Effective September 30, 2002, Johnson, Miller & Co. was engaged as the new independent accountant for the Company. The decision to engage Johnson, Miller & Co. was recommended by the Audit Committee of the Board of Directors of the Company and was also approved by the Board of Directors.

ITEM 14. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation within 90 days before the filing of this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2002. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. The Company successfully transferred accounting operations from Chantilly, Virginia to Midland, Texas, implemented accounting procedures consistent with the new Business Plan and transitioned control responsibility to a new CFO. There are no other significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to this evaluation.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company's definitive Proxy Statement for its 2003 annual meeting to be filed on or before April 30, 2003 in accordance with Rule 14a-101, Schedule 14A.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AMEN Properties, Inc.


March 24, 2003    By: /s/ Eric L. Oliver
                  ----------------------
                          Eric L. Oliver,
                          Chairman of the Board of Directors and Chief Executive Officer


March 24, 2003    By: /s/ Eric Boyt
                  -----------------
                          Eric Boyt, Chief  Financial Officer and Secretary

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric Oliver, Chairman and Chief Executive Officer of AMEN Properties, Inc. certify that:

1.   I have reviewed this annual report on Form 10-KSB of AMEN Properties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Eric Oliver
    ---------------
    Eric Oliver
    Chairman and Chief Executive Officer

Date: March 24, 2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric Boyt, Chief Financial Officer of AMEN Properties, Inc. certify that:

1.   I have reviewed this annual report on Form 10-KSB of AMEN Properties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Eric Boyt
    -------------
    Eric Boyt
    Chief Financial Officer

Date: March 24, 2003

                                TABLE OF CONTENTS

                                                                Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              F-2

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET                                 F-3

     CONSOLIDATED STATEMENTS OF OPERATIONS                      F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY            F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                      F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 F-8

               Report of Independent Certified Public Accountants




To the Board of Directors and Stockholders
AMEN Properties, Inc. and Subsidiaries
Midland, Texas

We have audited the consolidated balance sheet of AMEN Properties, Inc., (formerly Crosswalk.com, Inc.), and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of AMEN Properties, Inc. as of December 31, 2001, were audited by other auditors whose report dated February 12, 2002, expressed a unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMEN Properties, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                             JOHNSON MILLER AND CO.


Midland, Texas
March 14, 2003

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents (notes A3, D and E)     $ 1,541,183
 Accounts receivable (notes A6 and A13), net of
  allowance of $61,826                                 161,783
                                                   ------------

     Total current assets                                          $  1,702,966

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
 depreciation of $458,155 (notes  A7,  A8, and G)                    11,908,066

LONG-TERM INVESTMENTS (notes A4 and E)                                  341,649

OTHER ASSETS
 Note receivable (note F)                              275,000
 Deferred costs  (note A9)                              94,328
 Rents receivable (notes A6 and A13)                    71,240
 Deposits and other assets                              92,203
                                                   ------------

     Total other assets                                                 532,771
                                                                   -------------

             TOTAL ASSETS                                          $ 14,485,452
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term obligations
 (note J)                                         $    197,961
 Accounts payable                                      214,855
 Accrued liabilities (note H)                          798,473
 Deferred revenue                                      108,928
 Other liabilities                                      67,535
                                                  -------------

     Total current liabilities                                     $  1,387,752

LONG-TERM OBLIGATIONS, less current portion
(note J)                                                              9,072,310

MINORITY INTEREST (note A12)                                            755,323

COMMITMENTS AND CONTINGENCIES (notes A16 and L)

STOCKHOLDERS' EQUITY (notes O and P)
 Preferred stock, $.001 par value, 5,000,000
  shares authorized;
  80,000 Series "A" shares issued and outstanding           80
  80,000 Series "B" shares issued and outstanding           80
 Common stock, $.01 par value, 20,000,000 shares
  authorized;
  1,992,056 shares issued and outstanding               19,920
 Common stock warrants                                 127,660
 Additional paid-in capital                         42,123,601
 Accumulated deficit                               (39,008,436)
 Accumulated other comprehensive income                  7,162
                                                  -------------
     Total stockholders' equity                                       3,270,067
                                                                   -------------

             TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                               $ 14,485,452
                                                                   =============

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,

                                                       2002             2001
                                                  -------------    -------------

Rental revenue                                    $  1,060,413                -

Operating expenses:
 Property operating                                    158,916          184,145
 Sales and marketing                                     6,260           12,317
 General and administrative                             55,523                -
 Depreciation and amortization                          98,718                -
 Insurance                                              21,755                -
 Travel and entertainment                                  600                -
 Utilities                                             172,624                -
 Building maintenance                                  224,947                -
 Office expense                                        109,088                -
 Taxes, except income                                   44,591                -
                                                  -------------    -------------
     Total operating expenses                          893,022          196,462
                                                  -------------    -------------

Net income (loss) from operations                      167,391         (196,462)

Other income (expense):
 Interest income                                         1,131                -
 Interest expense (note A15)                          (322,363)        (120,000)
 Other expense                                          (6,018)               -
                                                  -------------    -------------
     Total other income (expense)                     (327,250)        (120,000)
                                                  -------------    -------------

Net loss before income taxes, minority interest
 and discontinued operations                          (159,859)        (316,462)


Income taxes (notes A11 and I)                               -                -
Minority interest                                      (81,984)               -
                                                  -------------    -------------
     Loss from continuing operations                  (241,843)        (316,462)
                                                  -------------    -------------

Discontinued operations-net operations of sold
 assets                                             (2,284,070)      (4,468,052)
Discontinued operations - gain on sale of assets       376,962                -
                                                  -------------    -------------
 Loss from discontinued operations                  (1,907,108)      (4,468,052)
                                                  -------------    -------------

NET LOSS                                          $ (2,148,951)      (4,784,514)
                                                  =============    =============

Net loss per common share (basic and diluted)
 Loss from continuing operations                  $       (.12)            (.16)
 Discontinued operations                                 (1.15)           (2.25)
 Gain on sale of discontinued operations                   .19                -
                                                  -------------    -------------

     Net loss                                     $      (1.08)           (2.41)
                                                  =============    =============

Weighted average number of common shares
 outstanding                                         1,991,962        1,986,889

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                                                            AMEN Properties, Inc. and Subsidiaries
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                      Years Ended December 31,


                                                                                                            Accumulated
                                 Preferred Stock      Common Stock      Additional   Common                    Other
                                -----------------  -------------------    Paid-in     Stock   Accumulated  Comprehensive  Total
                                 Shares    Amount   Shares     Amount     Capital   Warrants    Deficit       Income      Equity
                                --------   ------  ---------  --------  ----------  -------- ------------- ------------- -----------

Balance, December 31, 2000        80,000   $   80  1,981,743  $ 19,508  41,287,880   127,660  (32,074,971)          842  $9,360,999

Issuance of series "B" preferred
 stock                            80,000       80          -         -     799,920         -            -             -     800,000

Common stock issued pursuant to
 exercise of stock options             -        -      8,188       327      28,448         -            -             -      28,775

Net loss                               -        -          -         -           -         -   (4,784,514)        3,203  (4,781,311)
                                --------   ------  ---------  --------  ----------  -------- ------------- ------------- -----------

Balance, December 31, 2001       160,000   $  160  1,989,931    19,835  42,116,248   127,660  (36,859,485)        4,045  $5,408,463

Common stock issued pursuant to
 exercise of stock options             -        -      2,125        85       7,353         -            -             -       7,438

Net loss                               -        -          -         -           -         -   (2,148,951)        3,117  (2,145,834)
                                --------   ------  ---------  --------  ----------  -------- ------------- ------------- -----------

Balance, December 31, 2002       160,000   $  160  1,992,056  $ 19,920  42,123,601   127,660  (39,008,436)        7,162  $3,270,067
                                ========   ======  =========  ========  ==========  ======== ============= ============= ===========


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                      2002              2001
                                                  -------------   --------------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
 Net loss                                         $ (2,148,951)      (4,784,514)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                      98,718                -
     Depreciation and amortization - discontinued
      operations                                       320,167        1,968,186
     Goodwill impairment - discontinued operations   1,200,000          500,000
     Loss on disposal of property and equipment
      and intangible assets                                  -          147,251
     Gain on sale of discontinued operations          (376,962)               -
     Minority interest                                  81,984                -
 Changes in operating assets and liabilities:
     Accounts receivable                               660,440          544,461
     Notes receivable from former officers              17,856            4,255
     Deposits and other assets                         (30,408)          66,915
     Deferred costs                                    119,646          305,797
     Accounts payable                                 (506,428)        (158,344)
     Accrued and other liabilities                     (55,568)          (5,803)
     Deferred revenue                                 (214,258)        (452,451)
                                                  -------------   --------------

     Net cash used in operating activities            (833,764)      (1,864,247)
                                                  -------------   --------------

Cash flows from investing activities:
 Purchases of property and equipment                   (81,381)        (430,781)
 Proceeds from sale of property, equipment and
  intangible assets                                  4,381,290           18,710
 Closing costs on sale of discontinued operations   (1,293,314)               -
 Sales and maturity of investments                     971,946        1,867,856
 Purchase of investments                            (1,094,105)        (491,374)
 Acquisition of limited partnership interest
 (note C)                                           (1,401,998)               -
                                                  -------------   --------------

     Net cash provided by investing activities       1,482,438          964,411
                                                  -------------   --------------

Cash flows from financing activities:
 Net proceeds from issuance of preferred stock         300,000          500,000
 Net proceeds from issuance of common stock              7,438           28,775
 Repayments of notes payable                          (272,238)               -
 Repayments of capitalized leases                      (43,886)               -
                                                  -------------   --------------

     Net cash (used in) provided by financing
      activities                                  $     (8,686)         528,775
                                                  -------------   --------------


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                     AMEN Properties, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 For the Years Ended December 31, 2002 and 2001

                                                                                      2002              2001
                                                                                  -------------    -------------
Net increase (decrease) in cash and cash equivalents                           $        639,988         (371,061)

Cash and cash equivalents at beginning of year                                          901,195        1,272,256
                                                                                  -------------    -------------

Cash and cash equivalents at end of year                                       $      1,541,183          901,195
                                                                                  =============    =============

Cash paid during the year for:
   Interest                                                                    $        120,197            9,430

Non-cash investing and financing activities:
   In December 2002 the Company sold its "Offline Business"
     for a note receivable.  (note B)                                          $        275,000                -



The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       Organization

  Pursuant to actions of the stockholders on September 19, 2002, Crosswalk.com, Inc. changed its name to AMEN Properties, Inc. ("AMEN"). Effective October 2002, AMEN formed NEMA Properties, LLC ("NEMA"), a Nevada limited liability company; AMEN Minerals, LP ("Minerals"), a Delaware limited partnership; and AMEN Delaware, LP ("Delaware") , a Delaware limited partnership, to pursue acquisitions as authorized by stockholders on September 19, 2002. AMEN Properties, Inc. and Subsidiaries and affiliates (collectively referred to as the "Company") is a self-administered and self-managed Delaware corporation.

  The Company's business purpose, according to the recent stockholder referendum, is to acquire investments in commercial real estate, oil and gas royalties and stabilized cash flowing businesses or assets. As of December 31, 2002, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland and Lubbock, Texas comprising an aggregate of approximately 539,837 square feet of gross leasable area ("GLA"). The investment was obtained through Delaware's acquisition of an approximate 64.9% partnership interest in TCTB Partners, Ltd. ("TCTB"), a Texas limited partnership. Through its investment in Minerals, AMEN has recently acquired an investment interest in an oil and gas royalty trust. The operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner.

2.       Basis of Presentation

  The consolidated financial statements include the accounts of AMEN and its majority-owned/controlled subsidiaries and affiliates. Intercompany balances and transactions have been eliminated.

  Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

3.       Cash Equivalents

  The Company considers cash on hand, cash on deposit in banks, money market mutual funds and highly liquid debt instruments purchased with a maturity of three months or less to be a cash and cash equivalent.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

4.       Short and Long-Term Investments

The Company invests in U.S. government bonds and treasury notes, municipal bonds, and corporate bonds. Investments with current maturities greater than three months but less than twelve months from the balance sheet date are short-term investments. Those investments with current maturities greater than twelve months from the balance sheet date are long-term investments.

The Company's marketable securities are classified as available-for-sale as of the balance sheet date, and are reported at fair value with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale investments are reported in other income or expense as incurred.

5.       Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments and accounts receivable approximate fair value because of the relatively short maturity of these instruments.

6.       Tenant Accounts Receivable

Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility. These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

7.       Depreciation and Amortization

Property, plant and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to forty years. Leasehold improvements are amortized over the shorter of the life of the asset or the remaining lease term. Intangible assets are amortized over the useful lives of five to ten years using the straight-line method. Amortization expense includes two capital leases amortized over a 36 month period. Costs for the repair and maintenance of property and equipment are expensed as incurred.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

8.       Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or matter in which as asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of these assets in reaction to the operating performance of the business and future discounted and nondiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value. The Company recorded an impairment loss of $1,200,000 and $500,000 for the years ended December 31, 2002 and 2001, respectively, which related to discontinued operations.

9.       Deferred Costs

Deferred costs primarily consist of deferred financing costs. Deferred financing costs are amortized as interest expense over the life of the related debt.

10.      Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, which used the intrinsic value method. As required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has disclosed the pro forma impact on the consolidated financial statements assuming the measurement provisions of SFAS No. 123 and additional disclosure requirements of SFAS No. 148 had been adopted.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

11.      Income Taxes

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

12.      Minority Interest

Minority interest represents the interest of unit holders of TCTB, other than the Company in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 35.1% at December 31, 2002.

13.      Revenue recognition

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, accounts receivable include $100,105 of tenant receivables at December 31, 2002, which is expected to be collected over the remaining lives of the leases.

14.      Advertising Expense

All advertising costs are expensed when incurred. Advertising expenses were approximately $91,000 and $162,000 for the years ended December 31, 2002 and 2001, respectively, which related to discontinued operations.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

15.      Earnings Per Share

Loss from continuing operations has been increased by preferred stock dividends of approximately $168,000 and $120,000 for the years ended December 31, 2002 and 2001, respectively.

The effects of Series "A" and "B" convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

Disclosures regarding shares and share price have been adjusted to reflect the 1-for-4 reverse stock split dated February 3, 2003 in accordance with generally accepted accounting principles in the United States of America. See note R.

16.    Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws regulate asbestos in buildings that require the Company to remove or mitigate the environmental effects of the disposal of the asbestos at the buildings.

Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are provided or can be reasonably estimated.

17.    New Accounting Pronouncements

In September 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representation faithfulness of reported financial information. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

17.    New Accounting Pronouncements (Continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation become effective upon issuance.

Management does not believe the new pronouncements will have a material impact on its financial statements.

18.    Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the 2002 presentation.

NOTE B - DISCONTINUED OPERATIONS AND ASSET SALES

In the years ended December 31, 2001 and prior, the business of the Company consisted of the development and aggregation of Internet content and services; advertising and royalty sales; and through the third quarter of 2000, the resale of products specifically designed to meet the needs of Christian users of the Internet and the World Wide Web. This was accomplished through the platform of the website Crosswalk.com, which was created and developed by the Company (the "Online Business"). In addition, the Company generated advertising revenue through the issuance of mailers called "card decks." Six times annually, the Company distributed these card decks bringing awareness of over fifty ad clients' products to 225,000 churches in each mailing (the "Offline Business").

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE B - DISCONTINUED OPERATIONS AND ASSET SALES (CONTINUED)

The Offline Business, which employed a staff of three, included a proprietary database of about 140,000 churches. Additional lists were rented to meet the remaining distribution commitment.

In September 2002, the Company's stockholders approved the sale of the Crosswalk.com Web site to Salem Communications, Inc. for approximately $4.1 million in cash. The sale closed October 4, 2002. The operation of the Online Business also terminated at that time. The Company incurred legal and consulting fees, contract termination costs and severance costs approximating $1,043,000. These costs were incurred as part of the Company's exit of the Online Business activities and moving corporate headquarters to Midland, Texas.

On December 12, 2002, the assets related to the Offline Business were sold to Blue Hill Media, Inc. for a note receivable in the amount of $275,000 and a 3.5% net profits interest in the Offline Business' future gross margin. The operation of the Offline Business ceased upon the date of the sale. Therefore, the Online Business and Offline Business comprise that which is categorized as "Discontinued Operations."

The table below summarizes the net operations and sales of discontinued operations for the years ended December 31, 2002 and 2001:

                                                                                      2002              2001
                                                                                  -------------    -------------
                  Revenues                                                     $      2,245,430        4,506,291
                  Operating expenses                                                 (4,529,500)      (8,974,343)
                                                                                  -------------    -------------

                      Loss from discounted operations                          $     (2,284,070)      (4,468,052)
                                                                                  =============    =============

                  Proceeds received on sales of assets of
                    discontinued operations                                    $      4,381,290

                  Property, plant and equipment, net                                   (598,592)
                  Intangibles, net                                                   (2,361,319)
                  Other assets and liabilities, net                                  (1,012,597)
                  Other costs incurred                                                  (31,820)
                                                                                  -------------
         Net gain on sale of discontinued operations                           $        376,962
                                                                                  =============

NOTE C - BUSINESS COMBINATIONS

Effective October 1, 2002, Delaware completed the acquisition of approximately 64.9% of a limited partnership interest in TCTB for an aggregate consideration of approximately $4,375,000, including approximately $1,946,000 of cash paid.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE C - BUSINESS COMBINATIONS (CONTINUED)

This acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on the estimated fair values of the approximate 64.9% acquired interest at the acquisition date as follows:

                  Fair value of assets acquired                                $     12,262,452
                  Liabilities assumed                                                (7,398,028)
                  Notes payable to sellers                                           (2,789,087)
                  Minority interest                                                    (673,339)
                                                                                  -------------

                           Cash used for the acquisition                              1,401,998
                           Plus:  cash acquired                                         543,876
                                                                                  -------------

                           Net cash paid                                       $      1,945,874
                                                                                  =============

For purposes of financial reporting, the Company has accounted for the acquisition as if it occurred on October 1, 2002, the effective date of the transaction. The Company has included the results of TCTB's fourth quarter operations in its statement of operations for 2002.

The following summary compares the Company's 2002 operating results as reported, to a pro forma of those results (twelve months) prepared on the assumption that the purchase had taken place January 1, 2001.

                                                                      As            Proform a         Proforma
                                                                   Reported           2002              2001
                                                                -------------     -------------    -------------
              Revenues                                        $     1,060,413         4,132,131        2,558,993
                                                                =============     =============    =============

              (Loss) income before discontinued
                operations                                    $      (241,843)          (90,337)         152,297
              Loss from discontinued operations                    (1,907,108)       (1,907,108)      (4,468,052)
                                                                -------------        ----------       ----------

                      Net loss                                $    (2,148,951)       (1,997,445)      (4,315,755)
                                                                =============        ==========       ==========

              (Loss) income per common share (basic and diluted)
                  Loss (income) from continuing
                    operations                                $          (.12)             (.04)             .08
                  Loss from discontinued operations                      (.96)             (.96)           (2.25)
                                                                -------------     -------------    -------------

                      Net loss                                $         (1.08)            (1.00)           (2.17)
                                                                =============     =============    =============

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE D - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at three financial institutions, which at times may exceed federally insured limits. At December 31, 2002, the Company had approximately $679,700 of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

The Company's revenues are derived principally from uncollateralized rents from tenants. The concentration of credit risk in a single industry affects its overall exposure to credit risk because tenants may be similarly affected by changes in economic and other conditions.

NOTE E - CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

The Company invests in cash in banks, U.S. government bonds, oil and gas royalty trust funds and various other investments. All highly liquid instruments with current maturities of three months or less are considered cash equivalents; those with current maturities greater than three months but less than twelve months from the balance sheet date are considered short-term investments; and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded shareholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The cost of securities sold is determined by the specific identification method.

At December 31, 2002, the Company's cash and cash equivalents consist of the following:

Cash in banks                                               $      1, 464,436
Short-term investments                                                 76,747
                                                               ---------------
                                                            $       1,541,183
                                                               ===============

Securities available-for-sale in the accompanying balance sheet at December 31, 2002 total $418,396. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of December 31, 2002 are as follows:

                                                                                                        Gross
                                                                    Market            Cost           Unrealized
                                                                     Value            Basis             Gains
                                                                -------------     -------------    -------------
                  U.S. Government Debt Securities             $       127,386           125,599            1,787
                  Oil and Gas Royalty Trust Fund                      288,625           283,250            5,375
                  Other                                                 2,385             2,385                -
                                                                -------------     -------------    -------------

                           Total                              $       418,396           411,234            7,162
                                                                =============     =============    =============

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE E - CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS
              (CONTINUED)

The current and long-term portions are as follows:

                                                                                                        Gross
                                                                    Market            Cost           Unrealized
                                                                     Value            Basis             Gains
                                                                -------------     -------------    -------------
                  Cash equivalents                            $        76,747            76,495              252
                  Long-term investments                               341,649           334,739            6,910
                                                                -------------     -------------    -------------

                                                              $       418,396           411,234            7,162
                                                                =============     =============    =============

The Company recorded net realized losses of $11,271 and net realized gains of $814 for the year ended December 31, 2002.

NOTE F - NOTE RECEIVABLE

On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with the Offline Business line (see note
B). The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross margin of the Offline Business operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following at December 31, 2002:

                  Buildings                                                    $     11,568,055
                  Furniture, fixtures and equipment                                     154,935
                  Tenant improvements                                                   121,539
                  Capitalized leases                                                     32,477
                  Land                                                                  489,215
                                                                                  -------------
                                                                                     12,366,221
                  Less:  accumulated depreciation                                      (458,155)
                                                                                  -------------

                                                                                   $ 11,908,066
                                                                                   ============

Depreciation and amortization expense for 2002 and 2001 was $418,885 and $785,951, respectively.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE H - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2002:

Accrued dividends payable                                    $        318,000
Accrued property taxes                                                219,949
Accrued severance wages                                               103,665
Other liabilities                                                     156,859
                                                                -------------
                                                             $        798,473
                                                                =============

NOTE I - INCOME TAXES

There was no income tax expense or benefit to report for the years ended December 31, 2002 and 2001. A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows for the years ended December 31:

                                                                                      2002              2001
                                                                                  -------------    -------------
                  Computed at the expected statutory rate                      $       (731,000)      (1,617,000)
                  State income tax-net of Federal tax benefit                                 -         (190,000)
                  Other                                                                   9,000          455,000
                  Less valuation allowance                                              722,000        1,352,000
                                                                                  -------------    -------------

                  Income taxes                                                 $              -                -
                                                                                  =============    =============

Noncurrent deferred tax assets and liabilities at December 31, 2002 were as follows:

                  Deferred tax assets
                      Net operating loss carry-forward                         $     10,953,786
                      Other                                                              23,545
                                                                                  -------------

                           Gross deferred tax assets                                 10,977,331

                  Deferred tax liabilities
                      Rents receivable                                                  (15,710)
                      Depreciation                                                      (19,443)
                                                                                  -------------

                           Gross deferred tax liabilities                               (35,153)

                  Valuation allowance                                               (10,942,178)
                                                                                  -------------

                           Net noncurrent deferred tax assets                  $              -
                                                                                  =============



                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE I - INCOME TAXES (CONTINUED)

As of December 31, 2002, the Company has net operating loss carry-forwards totaling approximately $32,217,000 for federal and state income tax purposes expiring in 2012 through 2022.

NOTE J - LONG-TERM OBLIGATIONS

On June 5, 2002, TCTB entered into a loan agreement with a financial institution for a term note of $6,800,000 and a revolving line of credit note of $200,000. The term note bears interest at a fixed rate per annum of 7.23% and the line of credit bears interest at a variable rate per annum equal to the Wells Fargo Bank Texas, N.A. Base Rate plus one-half of one percentage point (0.50%), 4.75% at December 31, 2002. Commencing on June 30, 2002, TCTB was required to start making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The terms of the TCTB revolving line of credit note, due to mature on May 31, 2003, requires monthly interest payments computed on the unpaid principal balance commencing June 30, 2002. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000.

Delaware entered into nine promissory notes, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB (see note C). The notes are due in annual payments of principal and interest beginning April 1, 2005 with a final maturity of May 31, 2009. The interest rate is equal to the Wall Street Journal Prime Lending Rate plus 15 basis points. The annual payments are equal to a set percentage, ranging from 1% to 16% of the future net operating loss benefit of the Company. The net operating loss benefits are calculated as the dollar value of the federal income tax benefit to the Company of the net operating loss calculated in accordance with the Internal Revenue Code, for the calendar year preceding the date of each annual payment.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE J - LONG-TERM OBLIGATIONS (CONTINUED)

Maturities of long-term debt at December 31, 2002 are as follows:

2003                                                         $        188,130
2004                                                                  202,469
2005                                                                  291,584
2006                                                                1,147,730
2007                                                                1,899,729
Thereafter                                                          5,530,345
                                                                -------------

         Total                                                      9,259,987
         Less current portion                                         188,130
                                                                -------------

         Long-term portion                                   $      9,071,857
                                                                =============

The Company entered into two capital lease agreements for computer equipment in prior years. The approximate future minimum lease payments under these capital leases at December 31, 2002 were as follows:

2003                                                         $         12,190
2004                                                                    1,235
                                                                -------------

         Total                                                         13,425
         Less:  imputed interest                                        3,141
         Less:  current portion                                         9,831
                                                                -------------

         Long-term portion                                   $            453
                                                                =============

The assets under capital leases recorded in Property, Plant and Equipment, net of accumulated depreciation, totaled $9,116 at December 31, 2002.

NOTE K - RELATED PARTY TRANSACTIONS

At December 31, 2002, related parties leased approximately 37,000 square feet. TCTB received rental income from these related parties of approximately $273,000. At December 31, 2002, a preferred stockholder owed TCTB approximately $1,000, which is included in accounts receivable.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

The Company has a non-cancelable operating lease agreement for land on which a portion of the Lubbock, Texas rental property is built. The terms of the present lease agreement will expire September 30, 2013. The existing lease requires monthly lease payments of $3,495 per month. These payments are adjusted every five years for the change in the consumer price index. The next adjustment will occur on October 1, 2003. Future minimum lease payments under the agreement aggregate approximately $450,855 as of December 31, 2002 and are as follows:

2003                                                         $         41,940
2004                                                                   41,940
2005                                                                   41,940
2006                                                                   41,940
2007                                                                   41,940
Thereafter                                                            241,155
                                                                -------------

         Total                                               $        450,855
                                                                =============

NOTE M - RENTAL ARRANGEMENTS

The Company has rented facilities under operating leases. Future minimum lease payments under non-cancelable operating leases aggregate $17,682,906 as of December 31, 2002 and are due as follows:

                                                    Percentage of
                                     Future          Total Space
                                     Minimum         Under Lease
                                      Rent            Expiring

 2003                          $      3,695,364             8.8%
 2004                                 3,482,213             8.3%
 2005                                 2,896,406            21.3%
 2006                                 2,230,236            14.5%
 2007                                 1,962,590             3.6%
 Thereafter                           3,416,097            43.5%
                                  -------------    -------------
          Total                $     17,682,906           100.0%
                                  =============    =============

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE M - RENTAL ARRANGEMENTS (CONTINUED)

Of the above leases, future minimum lease payments under non-cancelable operating leases to related parties aggregate $491,718 as of December 31, 2002 and are due as follows:

 2003                                             $    212,867
 2004                                                  204,503
 2005                                                   74,348
                                                  -------------
                                                  $    491,718
                                                  =============

NOTE N - SIGNIFICANT TENANTS

For the year ended December 31, 2002, rent income that accounted for more than ten-percent of the Company's revenue was as follows:

Bank of America, N.A.                                                     20%
Wells Fargo Bank National, N.A.                                           12%
Pioneer Natural Resources USA, Inc.                                       10%

NOTE O - STOCKHOLDERS' EQUITY

Until December 20, 2002, AMEN Properties, Inc.'s common stock traded on the Nasdaq SmallCap Market under the symbol "AMEN."

Disclosures regarding shares and share price have been adjusted to reflect the 1-for-4 reverse stock split dated February 3, 2003 in accordance with generally accepted accounting principles in the United States of America. See note R.

On October 9, 2002, the Company received Nasdaq Staff Determination of noncompliance with the minimum $1.00 bid price per share requirement set forth in Nasdaq Marketplace rules. On November 20, 2002, the Company received further notification of noncompliance with the Nasdaq SmallCap listing maintenance requirement of $2.5 million in shareholders' equity. After an oral hearing before a Nasdaq Listing Qualifications Panel, the Company was granted a temporary exception from these standards subject to meeting certain conditions. Pursuant to this ruling, effective December 20, 2002, and for the duration of the exception, AMEN's symbol was changed to "AMENC."

On September 29, 2000, the Company closed a $2.0 million strategic private placement. The financing consisted of 80,000 shares of three-year Series "A" preferred stock, convertible into 215,517 shares of common stock, and redeemable at the option of the Company. This is the equivalent to $9.28 per common share. The Series "A" preferred stock also accrues a 6% dividend per annum. Each preferred share carries the number of votes equal to the number of shares of common stock into which each share of preferred stock is convertible.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE O - STOCKHOLDERS' EQUITY (CONTINUED)

On January 9, 2002, the Company closed the sale of 80,000 shares of Series "B" preferred stock for an aggregate of $800,000. Of this amount, four directors of the Company purchased $550,000. A total of $500,000 was received in December 2001, with the remaining $300,000 included as a subscription receivable at December 31, 2001. The subscription receivable was realized on January 9, 2002. The Series "B" preferred stock is convertible into an aggregate of 233,317 shares of AMEN Properties, Inc. common stock over the next three years, and will accrue 6% interest per annum payable in cash or the Company's common stock, at the discretion of the Company. At the end of the three-year period, the Series "B" preferred stock may be redeemed, extended or converted, at the discretion of the Company. Consistent with the offering memorandum, conversion prices of the three traunches received are $3.244, $3.424 and $4.00, chronologically, for an average conversion price of $3.428 per share. The Purchaser of the Series "B" and the holders of common stock shall vote together on all matters as to which the approval of the stockholders may be required. The purchasers of the Series "B" preferred stock shall have one vote for each share of common stock into which such Series "B" preferred stock may be converted.

Pursuant to the anti-dilution provisions of the Series "A" preferred stock, the conversion price of the Series "A" preferred stock is reduced from $9.28 per share to $3.244 per share in the event that the Company issues additional shares of common stock from conversion of the first traunch Series "B" preferred stock purchasers. In addition, to assure that the Company is in full compliance with Nasdaq marketplace rules, the Company also received unanimous approval from the purchasers of the Series "A" preferred stock to change the terms of the Series "A" preferred stock as it relates to voting rights and shareholder approval of issuance of certain common stock upon conversion and/or dividend payment. Consistent with this amendment, the Series "A" conversion would be subject to shareholder approval if the number of shares exceeds 396,250 shares or 20% of the number of shares outstanding at the time of the issuance of the Series "A" preferred stock. With regard to voting rights, the original Series "A" preferred stock voting rights provided the purchaser one vote for each share of common stock into which the Series "A" preferred stock may be converted. This has been changed to provide the purchaser one vote for each share of common stock into which the Series "A" preferred stock may be converted, or the number of common stock equivalent shares determined by dividing the face value of the preferred stock by $6.00, $1.50 prior to the January 2003 reverse stock split impact, the closing price on the date of the binding agreement, whichever is lower.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE P - STOCK OPTION PLAN

Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of December 31, 2002, 83,474 options from the 1998 Plan have been granted and are outstanding.

In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of December 31, 2002, all options available under the 1997 Plan have been granted: 408,746 options are outstanding, 43,160 warrants are outstanding to directors included in the plan, and 62,579 options have been exercised.

At December 31, 2002 and 2001, the Company had outstanding options to sell 122,151 and 209,626 shares of common stock, respectively, to various officers and directors of the Company at exercise prices ranging from $3.8752 to $35.24 per share. As of December 31, 2002 and 2001, options for 78,323 and 129,207 shares are vested, respectively. The options expire ten years from the date granted, except 46,250 options granted to directors in 1997, which expire five years from the date exercisable.

At December 31, 2002 and 2001, the Company had outstanding options to sell 19,239 and 21,214 shares of common stock, respectively, to various outside consultants at exercise prices ranging from $6.64 to $61.36 per share. As of December 31, 2002 and 2001, options for 15,489 and 16,739 were vested, respectively. As of December 31, 2002, of the options outstanding, 5,301 options expire five years from the date granted. All other options expire ten years from the date granted.

At December 31, 2001, there were 5,875 common stock underwriter warrants at an exercise price of $33.00, and 13,750 common stock warrant underwriter warrants at an exercise price of $34.24 outstanding pursuant to the Company's initial public offering. These warrants expired on September 27, 2002.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE P - STOCK OPTION PLAN (CONTINUED)

At December 31 2002 and 2001, the Company had outstanding options granted to employees, ex-employees and previous directors for 297,982 and 292,863 shares of common stock, respectively, at exercise prices ranging from $3.50 to $63.00 per share. As of December 31, 2002 and 2001, options for 286,654 and 258,739 are vested, respectively. The options expire through 2012.

The table below summarizes the stock option activity for the years ending 2002 and 2001, followed by summary table. The figures herein, as above, reflect the impact of a 1-for-4 stock split approved by stockholders on January 30, 2003. See note R.


                                                                         Number of                Per Unit
                           Options Outstanding                            Shares               Exercise Price
                      ---------------------------                      ----------            -------------------
                  Outstanding, December 31, 2000                             540,249       $      2.36 - $61.36
                      Options granted                                        127,220       $      3.52 - $ 7.00
                      Options forfeited                                     (135,553)      $      3.52 - $61.00
                      Options exercised                                       (8,188)      $      2.36 - $ 3.88
                                                                       -------------             ----------------
                  Outstanding, December 31, 2001                             523,728       $      3.52 - $61.36
                      Options granted                                        108,560       $      3.52 - $ 7.00
                      Options forfeited                                     (137,943)      $      3.52 - $61.00
                      Options exercised                                       (2,125)      $               3.52
                                                                       -------------             ---------------

                  Outstanding, December 31, 2002                             492,220       $       3.52 - $61.36
                                                                             =======             ================

The Company accounts for its options granted to employees in accordance with APB
25. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 based on their fair value as determined by the Black-Scholes option-pricing model. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2002 and 2001 would have been increased to the proforma amounts indicated below:

                                                                     2002             2001
                                                                -------------     -------------
                           Net loss
                                    As reported               $    (2,148,951)       (4,784,514)
                                    Pro forma                      (2,479,979)       (5,476,418)

                           Net loss per common share
                               Basic and diluted
                                    As reported                         (1.08)            (2.41)
                                    Pro forma                           (1.24)            (2.76)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2002 and 2001

NOTE P - STOCK OPTION PLAN (CONTINUED)

For the year ended December 31, 2001, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility ranging from 32.2% to 229.8%, depending on the grant date; and an expected term of five to seven years. For the year ended December 31, 2002, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility range approximating 104.3%, depending on the grant date; and an expected term of five to seven years. All options granted to employees have been granted at an exercise price of $3.51 to $61.36 per share.


NOTE Q - EMPLOYEE BENEFIT PLAN

In January 1998, the Company adopted a defined contribution 401(k) plan which covers substantially all of its eligible employees. The maximum employee contribution allowed is 15% of compensation or $11,000, whichever is lower. The Company is not required to contribute to the 401(k) plan and has made no contributions since inception.


NOTE R - SUBSEQUENT EVENTS

At a special meeting held January 30, 2003, the Company stockholders approved a 1-for-4 stock split. On February 3, 2003, shares of AMEN began trading under the new symbol "AMECD." This action brought the closing bid price of AMEN's common stock over the $1.00 per share criteria required before February 14, 2003. (See note O) After 20 trading days, on March 4, 2003, the symbol reverted back to AMENC, and the Company will continue trading under this symbol for the duration of the exception period granted by the Nasdaq Listing Panel. The "C" will be removed from the symbol when the Nasdaq Listing Panel has confirmed compliance with the terms of the exception and all other criteria necessary for continued listing.

INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
-------    -------------------
2+ Articles and Certificates of Merger and Reorganization of DIDAX ON-LINE L.C. and DIDAX INC. into the Registrant

2.1@ Plan of Reorganization and Agreement dated as of July 30, 1999 by and among the Company, Media Management, Inc., and Wike Associates, Inc.

2.1^       Asset Purchase Agreement between the Company and Oneplace.com, Ltd.

2.2^^      Closing Date Extension Agreement between the Company and
           Oneplace.com, Ltd.

2.3 Asset Purchase Agreement between the Company and Blue Hill Media, Inc. dated December 13, 2002

3.1+ Certificate of Incorporation and Certificates of Amendments thereto of DIDAX INC.

3.1(a)+    Certificate of Correction regarding Certificate of Incorporation

3.1(b)**   Certificate of Amendment thereto of DIDAX INC.

3.2+++     Certificate of Amendment thereto of Crosswalk.com, Inc.

3.3+       Bylaws and amendments thereto of the Registrant

3.4 ~      Certificate of Designations for Series "A" Preferred Stock

3.4(a) ~~  Amended Certificate of Designations for Series "A" Preferred Stock

3.5 ~~     Certification of Designations for Series "B" Preferred Stock

4.5+       Form of Stock Option Agreement

4.6+       1997 Stock Option Plan

4.6A*      1997 Stock Option Plan, as amended April 6, 1998

4.7*       1998 Stock Option Plan

4.7A**     1998 Stock Option Plan, as amended February 26, 1999

4.8##      1998 Stock Option Plan, as amended March 3, 2000

10.1# Agreement between the Registrant and Corporate Resource Development, Inc. dated February 18, 1998

10.2# Agreement for Conclusion of Employment Agreement between the Company and Robert Varney dated February 17, 1998

10.3** Office Building Lease by and between Enterprise Center Limited Partnership Number Two and the registrant dated August 23, 1999

10.4+ Promissory Note and Warrant Certificate between the Company and Robert Varney dated July 10, 1996

10.5+ Promissory Note and Warrant Certificate between the Company and Robert Varney dated September 26, 1996

10.6+ Amendment to terms of promissory notes between the Company and Robert Varney dated November 13, 1996

10.7+ Amendment to terms of promissory notes between the Company and Robert Varney dated July 10, 1997

10.8+ Promissory note and Warrant Certificate between the Company and Bruce Edgington dated July 30, 1996

10.9+ Promissory note and Warrant Certificate between the Company and Bruce Edgington dated October 30, 1996

10.10+ Amendment to terms of promissory notes between the Company and Bruce Edgington dated November 13, 1996

10.11+ Amendment to terms of promissory notes between the Company and Bruce Edgington dated July 24, 1997

10.21+ Employment Agreement between the Company and Gary Struzik dated as of June 6, 1997.

10.21A* Employment Agreement between the Company and Gary Struzik dated March 23, 1998

10.48### Employment Agreement between the Company and Scott Fehrenbacher dated March 16, 2001

10.49++    Agreement between the Company and Worldcom dated November 8, 2001

10.50++ Stock Purchase Agreement between the Company and A. Scott Dufford for Series A Preferred Stock dated September 29, 2000

10.51++ Stock Purchase Agreement between the Company and John R. Norwwod for Series A Preferred Stock dated September 29, 2000

10.52++ Stock Purchase Agreement between the Company and J.M. Mineral and Land Co. for Series A Preferred Stock dated September 29, 2000

10.53++ Stock Purchase Agreement between the Company and Jon M. Morgan Pension Plan for Series A Preferred Stock dated September 29, 2000

10.54++ Stock Purchase Agreement between the Company and Stallings Properties, Ltd. for Series A Preferred Stock dated September 29, 2000

10.55++ Stock Purchase Agreement between the Company and John D. Bergman for Series A Preferred Stock dated September 29, 2000

10.56++ Stock Purchase Agreement between the Company and Julia Jones Family Trust for Series A Preferred Stock dated September 29, 2000

10.57++ Stock Purchase Agreement between the Company and Dodge Jones Foundation for Series A Preferred Stock dated September 29, 2000

10.58++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series A Preferred Stock dated September 29, 2000

10.59++ Stock Purchase Agreement between the Company and Lighthouse Partners, L.P. for Series A Preferred Stock dated September 29, 2000

10.60++ Stock Purchase Agreement between the Company and Ray McGlothlin, Jr. for Series A Preferred Stock dated September 29, 2000

10.61++ Stock Purchase Agreement between the Company and Gary J. Lamb for Series A Preferred Stock dated September 29, 2000

10.62++ Stock Purchase Agreement between the Company and Frosty Gilliam, Jr. for Series A Preferred Stock dated September 29, 2000

10.63++ Stock Purchase Agreement between the Company and Bruce Edgington for Series B Preferred Stock dated December 31, 2001

10.64++ Stock Purchase Agreement between the Company and Dodge Jones Foundation for Series B Preferred Stock dated December 31, 2001

10.65++ Stock Purchase Agreement between the Company and Earl E. Gjelde for Series B Preferred Stock dated December 31, 2001

10.66++ Stock Purchase Agreement between the Company and Jon M. Morgan for Series B Preferred Stock dated December 31, 2001

10.67++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series B Preferred Stock dated December 31, 2001

10.68++ Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000

10.69++ Annex to the Stock Purchase Agreement for Series B Preferred Stock dated December 31, 2001

10.70*** Amendment to Employment Agreement between the Company and Scott Fehrenbacher dated July 24, 2002

10.71*** Amendment to Employment Agreement between the Company and Gary Struzik dated July 24, 2002

10.72 Agreement and Transfer of Limited Partnership Interest between the Company and the Selling Partners of TCTB Partners, Ltd.

10.73 Amended Promissory Note between the Company and A. Scott Dufford, with schedule describing all outstanding Amended Promissory Notes between the Company and the Selling Partners of TCTB Partners, Ltd, which are identical other than differences stated in the schedule.

10.74 Credit Agreement between TCTB Partners, Ltd. and Wells Fargo Bank Texas, N.A, the exhibits of which are not included due to their size.

10.75    Lease Agreement between TCTB Partners, Ltd. and Bank of America, N.A.

10.76 Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc.

10.77    Lease Agreement between TCTB Partners, Ltd. and Wells Fargo Bank
         Texas, N.A.

10.78    Lease Termination between the Company and Matan Properties.

11       Statement of computation of earnings per share

16^^^ Letter to the Company from Ernst & Young, LP on Change in Certifying Accountant

23.1     Consent of Johnson, Miller & Co.

99.1     Certification of Chairman and Chief Executive Office

99.2     Certification of Chief Financial Officer

+ Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

# Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 1998, SEC File No. 000-22847

* Incorporated by reference to the Company's Registration Statement Post Effective Amendment No. 1 to Form SB-2 declared effective by the Securities and Exchange Commission on July 2, 1998, SEC File No. 333-25937

@ Incorporated by reference to the Company's Item 2 report on Form 8-K filed with the Securities and Exchange Commission on August 25, 1999, SEC File No. 000-22847

## Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on March 30, 2000, SEC File No. 000-22847

** Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000, SEC File No. 000-22847

~ Incorporated by reference to the Company's Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on December 1, 2000, SEC File No. 333-49126

### Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001, SEC File No. 000-22847

++ Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, amended July 25, 2002 and August 14, 2002, SEC File No. 000-22847

~~ Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 5, 2002, SEC file No. 333-85636

^ Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on August 27, 2002, SEC File No. 000-22847

^^ Incorporated by reference to the Company's Item 2 report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2002, SEC File No. 000-22847

^^^ Incorporated by reference to the Company's Item 4 report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2002, SEC File No. 000-22847

*** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002, SEC File No. 000-22847

+++ Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on January 13, 2003, SEC File No. 000-22847

                                                                Exhibit 2.3
                                    AGREEMENT


     This Agreement is made and entered into this 13th day of December, 2002, by and between AMEN Properties, Inc., a Delaware corporation ("AP") and Blue Hill Media, Inc., a Virginia corporation ("Blue Hill"). AP has a distinct and separate line of business called the "MVGC Card Deck Business Line" (hereinafter "MVGC"). Blue Hill desires to purchase the below described assets and assume the below described agreements from AP to permit it to continue in the conduct of the business of MVGC. In consideration of the mutual covenants herein contained, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged and confessed, the parties hereby agree as follows:

     1. Effective for all purposes as of December 1, 2002 (the "Effective Date"), AP shall sell and Blue Hill shall buy all of MVGC, which includes, without limitation, all of the computer equipment thereof, the mailing data base of customers, the contracts of MVGC with current advertisers, the contract of MVGC with the printer of card deck materials, and all personal property used or obtained for use in connection with the operation of MVGC which are described in Exhibit "A" attached hereto and incorporated herein by reference for all purposes (collectively the "Assets").

     2. In consideration of the conveyance of the Assets to Blue Hill by AP, Blue Hill agrees, as of the Effective Date, to execute its Promissory Note payable to the order of AP in form and substance like that which is attached hereto as Exhibit "B", secured at Closing by a Security Agreement in form and substance like that which is attached hereto as Exhibit "C" and by Uniform Commercial Code Financing Statements in form and substance like that attached hereto as Exhibit "D". In addition to such Promissory Note, Blue Hill agrees to execute its Agreement to Pay, in form and substance like that which is attached hereto as Exhibit "E".

     3. From and after the Effective Date, AP has paid certain expenses, debts, and obligations directly attributable to the business of MVGC, and has received revenues attributable thereto. Although the Effective Date is December 1, 2002, Blue Hill shall purchase MVGC and receive the revenue generated and pay expenses incurred related to the January 2003 mail out. There are certain expenses, including but not limited to, postage that was paid prior to the Effective Date. Contemporaneously with the final execution hereof, the parties agree to adjust, between themselves, all of such expenses and revenues. To the extent such expenses exceed such revenues, Blue Hill shall pay the sum of such excess to AP at the time of Closing. To the extent such revenues might exceed such expenses, AP shall pay the amount of such excess to Blue Hill. Such adjustment made at Closing shall be binding upon all of the parties hereto. Each party agrees to cooperate fully in calculating and determining the amount of such adjustment, and shall provide all documents reasonably requested by each such party in order to accomplish the same.

     4. AP agrees to indemnify, defend and hold Blue Hill and its principals, officers and directors harmless on account of all debts, liabilities or obligations of AP relating to MVGC and accruing prior to the Effective Date, save and except only those obligations and expenses described in paragraph 3 just above and related to the January 2003 mail out. Blue Hill agrees to indemnify, defend, and hold AP and its principals, officers and directors harmless on account of all debts, liabilities or obligations of AP relating to MVGC and accruing from and after the Effective Date. Such obligations of indemnity shall include an obligation to pay all reasonable attorneys' fees incurred by AP in account of any such claim. All of such indemnity obligation shall be secured by the Security Agreement described above.

     5. As a condition to closing the sale contemplated hereby, Blue Hill agrees to cause each of Lisa Cassell, Barry Pearson and Stephen Ryan to execute a Covenant Not to Compete in form and substance like that which is attached hereto as Exhibit "F" and incorporated herein by reference for all purposes generally precluding competition with MVGC. In connection with each such Covenant Not to
Compete:

                  a) Blue Hill agrees to notify AP of any breach or any threatened breach or default by either party under such Covenant Not to Compete; and

                  b) Blue Hill agrees to enforce the obligations of the Promissee thereunder in its reasonable business judgment

         6. In connection with the transaction contemplated hereby, AP hereby represents and warrants to Blue Hill, to survive the Closing hereof, only as follows:

                                    a) That AP has the full right, authority and
                           power to transfer each of the Assets, without the necessity of any authorization, consent or approval of any third person; and

                                    b) That there are no lawsuits pending
                           against AP, or threatened against AP to the knowledge of AP, relating to MVGC.

     7. There are no finder's fees or commissions owing on account of the sale contemplated hereby. The parties expect that the transaction contemplated hereby will be treated as an Occasional Sale and not subject to sales tax. The parties agree to cooperate fully in assuring such treatment of this transaction, but any sales taxes assessed against the transaction contemplated hereby shall be borne and paid by Blue Hill.

     8. Each party shall execute such other and further documents, instruments and assurances as shall be reasonably necessary to fully effect the terms hereof.

     This contains the entire agreement of the parties, when taken with the Exhibits hereto. The terms hereof may not be modified or amended except by written instrument signed by the party sought to be charged thereby.


                                    AMEN PROPERTIES, INC.

                                    By:    /s/ Jon Morgan
                                       -----------------------------------------
                                               Jon M. Morgan, President and COO


                                    BLUE HILL MEDIA, INC.

                                    By:       /s/ Steve  Ryan
                                       -----------------------------------------
                                                  Stephen Ryan, President

                                   EXHIBIT "A"

Barry Pearson:
One Desk
One Credenza
Cloth Chair
Various Office Supplies Dell Inspiration 3500 Notebook (CW#10013) Software - Windows 98 Office Suite, Goldmine HP Printer Fax Combo v40 (Serial # MY288G6013) GE Telephone (Serial # 20052697)

Lisa Cassell:
One Desk
Cloth Chair
Various Office Supplies
Gateway Computer (5 years old) (Serial # 0013337044) Software - Windows 98 Office Suite, Goldmine HP Laser Jet 1200 Printer Intelli Fax Machine 770 Panasonic ST-2670 Copier 4 File Cabinets (4 drawers each) 1 File Cabinet (2 drawers) Pitney Bowes Meter Machine Sony Digital 900 mgz. Telephone (model SPP-IM977)

Marie Steele:
One Computer for the Arc List database
Software: Arc List database
One Computer with Windows 98 Office Suite
Various Office Supplies

Lucy Seid:
Dell 500 Pentium III GX110/T Computer
Software: Windows 98 Office Suite, Great Plains

Other:
1. All right, title and interest to the MVGC ("Ministry Values for Growing Churches") brand name and the mvgc.com domain name.

2. The MVGC mailing list maintained in the Arc List software on Marie Steele's computer.

3. The Printing Contract with Solar Communications and all agreements or contracts with any customers relating to the sale of advertising in the card deck.

                                   EXHIBIT "B"

                                 PROMISSORY NOTE


$275,000.00                                        Effective December 13, 2002


     For value received, the undersigned promises to pay to the order of AMEN Properties, Inc., the principal sum of $275,000.00, together with interest on the outstanding principal balance at the rate of 6% per annum prior to maturity, but after maturity at the prime lending rate published by the Wall Street Journal plus 5.75%, but in any event not in excess of the highest lawful rate.
     This Note is payable in quarterly installments equal to 20% of the Gross Margin of the Maker for the prior calendar quarter except that the payment due on each January 10 shall be the greater of such 20% or the amount necessary to cause the total of the quarterly payments for the prior calendar year to equal $50,000.00 with all unpaid principal and interest fully due on January 10, 2010. Gross Margin means the amount of all gross receipts of the Maker from advertising sales, rentals received from leasing the mailing list of the Maker, and all other receipts or revenues of the Maker, reduced only by the out-of-pocket cost to print and mail card decks, and the out-of-pocket payments to third parties to purchase additional names for maintenance and improvement of the customer mailing list. As each installment is paid it shall be applied first to the accrued interest, and the balance remaining to the principal.
     The first such quarterly installment is due and payable on or before April 10, 2003, and a like installment becomes due and payable on or before the 10th day of January, April, July and October until all such installments have been fully paid. With each installment, the Maker shall provide to the Payee a schedule showing the date and amount of each item of receipt and revenue by the Maker, and the date, amount and Payee of each item of cost permitted by the above terms and provisions as a deduction from such revenues. The Maker shall maintain books of account, regularly kept, and available to the Payee for review during normal business hours in order to verify the amount of Gross Margin and each component thereof. Acceptance by the Payee of any payment shall not be deemed or treated as any acceptance of the calculation or determination of the amount of Gross Margin.
     This Note is secured by a Security Agreement which also secures the payment under the Agreement to Pay of even date herewith. Any breach or default under the terms and provisions hereof, of such Agreement to Pay, Security Agreement, or the Agreement relating to the sale of the card deck business line of the Payee shall be treated as an event of default hereunder, and in such event:

                  a) The Payee may accelerate the maturity of this Note, including all unpaid principal and interest balance hereon, declaring the same fully and finally due and payable after the Payee has given the Maker notice of default followed by an opportunity to cure of seven days, but any cure of such default shall be accompanied by a default penalty of $1,000.00, and without any other notice, grace, presentment, notice of intention or any other notice, all of which are in all things waived;
                  b) the Payee may exercise each of the remedies set forth in the Security Agreement described above; and
                  c) The Payee may have such other remedies, legal or equitable, as are permitted by the laws of the State of Texas, reference to which is made for all such purposes.
         In the event this Note is placed in the hands of an attorney for collection, or if collected by suit or through other judicial process, the undersigned shall pay all reasonable attorneys' fees incurred by the Payee.
         Signed this 13th day of December, 2002.


                                               BLUE HILL MEDIA, INC.


                                            By _____/s/ Steve Ryan_____________
                                                        Stephen Ryan, President

                                   EXHIBIT "C"


                               SECURITY AGREEMENT


Date:       December 13, 2002

Debtor:        Blue Hill Media, Inc.

Debtor's Mailing Address (including county): 7308 Rippor Road, Alexandria, Fairfax County, Virginia 22307



Secured Party: AMEN Properties, Inc.

Secured Party's Mailing Address (including county): P.O. Box 2888, Midland, Midland County, Texas 79702


Classification of Collateral:            Equipment and accounts.



Collateral (including all accessions): Equipment, machinery and other personal property shown on Exhibit "A" attached hereto, together with all Accounts Receivable and the proceeds of all collateral.


Obligation
      Note
            Date:          December 1, 2002

            Amount:     $275,000.00

            Maker:       Blue Media, Inc.

            Payee:        AMEN Properties, Inc.

            Final Maturity Date:

            Terms of Payment (optional):




      Other Obligation:   Agreement to Pay of even date.
                          Agreement of even date.




Debtor's Representation Concerning Location of Collateral (optional):

     Subject to the terms of this agreement, Debtor grants to Secured Party a security interest in the collateral and all its proceeds to secure payment and performance of Debtor's obligation in this security agreement and all renewals and extensions of any of the obligation.

Debtor's Warranties

      1. Financing Statement. Except for that in favor of Secured Party, no financing statement covering the collateral is filed in any public office.
      2. Ownership. Debtor owns the collateral and has the authority to grant this security interest. Ownership is free from any setoff, claim, restriction, lien, security interest, or encumbrance except this security interest and liens for taxes not yet due.
      3. Fixtures and Accessions. None of the collateral is affixed to real estate, is an accession to any goods, is commingled with other goods, or will become a fixture, accession, or part of a product or mass with other goods except as expressly provided in this agreement.
      4. Financial Statements. All information about Debtor's financial condition provided to Secured Party was accurate when submitted, as will be any information subsequently provided.

Debtor's Covenants

      1. Protection of Collateral. Debtor will defend the collateral against all claims and demands adverse to Secured Party's interest in it and will keep it free from all liens except those for taxes not yet due and from all security interests except this one. The collateral will remain in Debtor's possession or control at all times, except as otherwise provided in this agreement. Debtor will maintain the collateral in good condition and protect it against misuse, abuse, waste, and deterioration except for ordinary wear and tear resulting from its intended use.
      2. Insurance. Debtor will insure the collateral in accord with Secured Party's reasonable requirements regarding choice of carrier, casualties insured against, and amount of coverage. Policies will be written in favor of Debtor and Secured Party according to their respective interests or according to Secured Party's other requirements. All policies will provide that Secured Party will receive at least ten days' notice before cancellation, and the policies or certificates evidencing them will be provided to Secured Party when issued. Debtor assumes all risk of loss and damage to the collateral to the extent of any deficiency in insurance coverage. Debtor irrevocably appoints Secured Party as attorney-in-fact to collect any return, unearned premiums, and proceeds of any insurance on the collateral and to endorse any draft or check deriving from the policies and made payable to Debtor.
      3. Secured Party's Costs. Debtor will pay all reasonable expenses incurred by Secured Party in obtaining, preserving, perfecting, defending, and enforcing this security interest or the collateral and in collecting or enforcing the note. Expenses for which Debtor is liable include, but are not limited to, taxes, assessments, reasonable attorney's fees, and other legal expenses. These expenses will bear interest from the dates of payments at the highest rate stated in notes that are part of the obligation, and Debtor will pay Secured Party this interest on demand at a time and place reasonably specified by Secured Party. These expenses and interest will be part of the obligation and will be recoverable as such in all respects.
      4. Additional Documents. Debtor will sign any papers that Secured Party considers necessary to obtain, maintain, and perfect this security interest or to comply with any relevant law.
      5. Notice of Changes. Debtor will immediately notify Secured Party of any material change in the collateral; change in Debtor's name, address, or location; change in any matter warranted or represented in this agreement; change that may affect this security interest; and any event of default.
      6. Use and Removal of Collateral. Debtor will use the collateral primarily according to the stated classification unless Secured Party consents otherwise in writing. Debtor will not permit the collateral to be affixed to any real estate, to become an accession to any goods, to be commingled with other goods, or to become a fixture, accession, or part of a product or mass with other goods except as expressly provided in this agreement.
      7. Sale. Debtor will not sell, transfer, or encumber any of the collateral without the prior written consent of Secured Party.

Rights and Remedies of Secured Party

      1. Generally. Secured Party may exercise the following rights and remedies either before or after default:
            a. take control of any proceeds of the collateral;
            b. release any collateral in Secured Party's possession to any debtor, temporarily or otherwise;
            c. take control of any funds generated by the collateral, such as refunds from and proceeds of insurance, and reduce any part of the obligation accordingly or permit Debtor to use such funds to repair or replace damaged or destroyed collateral covered by insurance; and
            d. demand, collect, convert, redeem, settle, compromise, receipt for, realize on, adjust, sue for, and foreclose on the collateral either in Secured Party's or Debtor's name, as Secured Party desires.

      2. Insurance. If Debtor fails to maintain insurance as required by this agreement or otherwise by Secured Party, then Secured Party may purchase single-interest insurance coverage that will protect only Secured Party. If Secured Party purchases this insurance, its premiums will become part of the obligation.

Events of Default

   Each of the following conditions is an event of default following any notice prescribed by the instruments referred to herein:
      1. if Debtor defaults in timely payment or performance of any obligation, covenant, or liability in any written agreement between Debtor and Secured Party or in any other transaction secured by this agreement;
      2. if any warranty, covenant, or representation made to Secured Party by or on behalf of Debtor proves to have been false in any material respect when made;
      3. if a receiver is appointed for Debtor or any of the collateral;
      4. if the collateral is assigned for the benefit of creditors or, to the extent permitted by law, if bankruptcy or insolvency proceedings commence against or by any of these parties: Debtor; any partnership of which Debtor is a general partner; and any maker, drawer, acceptor, endorser, guarantor, surety, accommodation party, or other person liable on or for any part of the obligation;
      5. if any financing statement regarding the collateral but not related to this security interest and not favoring Secured Party is filed;
      6. if any lien attaches to any of the collateral;
      7. if any of the collateral is lost, stolen, damaged, or destroyed, unless it is promptly replaced with collateral of like quality or restored to its former condition.

Remedies of Secured Party on Default

   During the existence of any event of default, Secured Party may declare the unpaid principal and earned interest of the obligation immediately due in whole or part, enforce the obligation, and exercise any rights and remedies granted by the Texas Uniform Commercial Code or by this agreement, including the following:
      1. require Debtor to deliver to Secured Party all books and records relating to the collateral;
      2. require Debtor to assemble the collateral and make it available to Secured Party at a place reasonably convenient to both parties;
      3. take possession of any of the collateral and for this purpose enter any premises where it is located if this can be done without breach of the peace;
      4. sell, lease, or otherwise dispose of any of the collateral in accord with the rights, remedies, and duties of a secured party under chapters 2 and 9 of the Texas Uniform Commercial Code after giving notice as required by those chapters; unless the collateral threatens to decline speedily in value, is perishable, or would typically be sold on a recognized market, Secured Party will give Debtor reasonable notice of any public sale of the collateral or of a time after which it may be otherwise disposed of without further notice to Debtor; in this event, notice will be deemed reasonable if it is mailed, postage prepaid, to Debtor at the address specified in this agreement at least ten days before any public sale or ten days before the time when the collateral may be otherwise disposed of without further notice to Debtor;
      5. surrender any insurance policies covering the collateral and receive the unearned premium;
      6. apply any proceeds from disposition of the collateral after default in the manner specified in chapter 9 of the Texas Uniform Commercial Code, including payment of Secured Party's reasonable attorney's fees and court expenses; and
      7. if disposition of the collateral leaves the obligation unsatisfied, collect the deficiency from Debtor.

General Provisions

      1. Parties Bound. Secured Party's rights under this agreement shall inure to the benefit of its successors and assigns. Assignment of any part of the obligation and delivery by Secured Party of any part of the collateral will fully discharge Secured Party from responsibility for that part of the collateral. If Debtor is more than one, all their representations, warranties, and agreements are joint and several. Debtor's obligations under this agreement shall bind Debtor's personal representatives, successors, and assigns.
      2. Waiver. Neither delay in exercise nor partial exercise of any of Secured Party's remedies or rights shall waive further exercise of those remedies or rights. Secured Party's failure to exercise remedies or rights does not waive subsequent exercise of those remedies or rights. Secured Party's wavier of any default does not waive further default. Secured Party's waiver of any right in this agreement or of any default is binding only if it is in writing. Secured Party may remedy any default without waiving it.
      3. Reimbursement. If Debtor fails to perform any of Debtor's obligations, Secured Party may perform those obligations and be reimbursed by Debtor on demand at the place where the note is payable for any sums so paid, including attorney's fees and other legal expenses, plus interest on those sums from the dates of payment at the rate stated in the note for matured, unpaid amounts. The sum to be reimbursed shall be secured by this security agreement.
      4. Interest Rate. Interest included in the obligation shall not exceed the maximum amount of nonusurious interest that may be contracted for, taken, reserved, charged, or received under law; any interest in excess of that maximum amount shall be credited to the principal of the obligation or, if that has been paid, refunded. On any acceleration or required or permitted prepayment of the obligation, any such excess shall be canceled automatically as of the acceleration or prepayment or, if already paid, credited on the principal amount of the obligation or, if the principal amount has been paid, refunded. This provision overrides other provisions in this and all other instruments concerning the obligation.
      5. Modifications. No provisions of this agreement shall be modified or limited except by written agreement.
      6. Severability. The unenforceability of any provision of this agreement will not affect the enforceability or validity of any other provision.
      7. After-Acquired Consumer Goods. This security interest shall attach to after-acquired consumer goods only to the extent permitted by law.
      8. Applicable Law. This agreement will be construed according to Texas laws as to any suit brought on or before January 10, 2011, but shall be construed in accordance with the laws of Virginia as to any suit brought thereafter.
      9. Place of Performance. This agreement is to be performed in the county of Secured Party's mailing address.
     10. Financing Statement. A carbon, photographic, or other reproduction of this agreement or any financing statement covering the collateral is sufficient as a financing statement.
     11. Presumption of Truth and Validity. If the collateral is sold after default, recitals in the bill of sale or transfer will be prima facie evidence of their truth, and all prerequisites to the sale specified by this agreement and by the Texas Uniform Commercial Code will be presumed satisfied.
     12. Singular and Plural. When the context requires, singular nouns and pronouns include the plural.
     13. Priority of Security Interest. This security interest shall neither affect nor be affected by any other security for any of the obligation. Neither extensions of any of the obligation nor releases of any of the collateral will affect the priority or validity of this security interest with reference to any third person.
     14. Cumulative Remedies. Foreclosure of this security interest by suit does not limit Secured Party's remedies, including the right to sell the collateral under the terms of this agreement. All remedies of Secured Party may be exercised at the same or different times, and no remedy shall be a defense to any other. Secured Party's rights and remedies include all those granted by law or otherwise, in addition to those specified in this agreement.

     15. Agency. Debtor's appointment of Secured Party as Debtor's agent is coupled with an interest and will survive any disability of Debtor.
     16. Attachments Incorporated. The addendum indicated below is attached to this agreement and incorporated into it for all purposes:
               ( ) addendum relating to accounts, inventory, documents, chattel paper, and general intangibles ( ) addendum relating to instruments


Secured Party:                                     Debtor:

AMEN PROPERTIES, INC.                              BILL HILL MEDIA, INC.




/s/ Jon Morgan                                     /s/ Stephen Ryan
----------------------------                      -----------------------------
    Jon M. Morgan, President                           Stephen Ryan, President

                                   EXHIBIT "A"

            a) All Property of the Debtor, including that which is hereafter acquired, and including any modifications, improvements or adjustments to such property, and the mailing list of the Debtor.

            b) All Covenants Not to Compete enforceable by the Debtor.

            c) All accounts receivable and the proceeds thereof of the Debtor, including, without limitation, those arising from the sale of advertising and rentals received from leasing or otherwise permitting the use of the customer mailing list of Debtor.

            d) All of the following described tangible personal property:

               Barry Pearson:
               One Desk
               One Credenza
               Cloth Chair
               Various Office Supplies Dell Inspiration 3500 Notebook (CW#10013) Software - Windows 98 Office Suite, Goldmine HP Printer Fax Combo v40 (Serial # MY288G6013) GE Telephone (Serial # 20052697)

               Lisa Cassell:
               One Desk
               Cloth Chair
               Various Office Supplies
               Gateway Computer (5 years old) (Serial # 0013337044) Software - Windows 98 Office Suite, Goldmine HP Laser Jet 1200 Printer Intelli Fax Machine 770 Panasonic ST-2670 Copier 4 File Cabinets (4 drawers each) 1 File Cabinet (2 drawers) Pitney Bowes Meter Machine Sony Digital 900 mgz. Telephone (model SPP-IM977)

               Marie Steele:
               One Computer for the Arc List database
               Software: Arc List database
               One Computer with Windows 98 Office Suite
               Various Office Supplies

               Lucy Seid:
               Dell 500 Pentium III GX110/T Computer
               Software: Windows 98 Office Suite, Great Plains

               Other:
               1. All right, title and interest to the MVGC ("Ministry Values for Growing Churches") brand name and the mvgc.com domain name.
               2. The MVGC mailing list maintained in the Arc List software on Marie Steele's computer.
               3.The Printing Contract with Solar Communications and all agreements or contracts with any customers relating to the sale of advertising in the card deck.

                                   EXHIBIT "E"


                                AGREEMENT TO PAY


     This Agreement to Pay is made and entered into this 13th day of December, 2002, but effective for all purposes as of December 1, 2002, by and between AMEN Properties, Inc., a Delaware corporation ("AP") and Blue Hill Media, Inc., a Virginia corporation ("Blue Hill"). Contemporaneously herewith, Blue Hill is purchasing a line of business called the "MVGC Card Deck Business Line" (hereinafter, the "MVGC") from AP. As a part of the Purchase Price therefore, and in consideration of the mutual covenants contained in that certain Agreement relating to the sale of MVGC, Blue Hill agrees with AP, in addition to obligations pursuant to a Promissory Note, of even date herewith as follows:

     1. Blue Hill shall pay AP three and one-half percent of all gross receipts of the Blue Hill, including but not limited to receipts from advertising sales, rentals received from the leasing of the mailing list of Blue Hill and all other receipts or revenues of Blue Hill, reduced only by the costs of sales paid, including, but not limited to out-of-pocket costs to print and mail card decks, and the out-of-pocket payments to third parties to purchase additional names for maintenance and improvement of the customer mailing list (hereinafter, the "Gross Margin") for each calendar quarter commencing with the calendar quarter which ends the last day of March 2003, and for each calendar quarter thereafter. Each such amount shall be due and payable on or before the 10th day of the month following the close of each calendar quarter, based upon the Gross Margin for the immediately preceding calendar quarter.

     2. In the event of any sale of MVGC, the transferee or assignee thereof shall take subject to and burdened by the terms and provisions of this Agreement to Pay as to all Gross Margins of the said assignee or transferee as fully as if such assignee or transferee had been an original party hereto.

     3. In the event Blue Hill shall desire to enter into any sales transaction of any material portion of MVGC or any material portion of any of the assets or properties of Blue Hill, or of the controlling interest in the capital of Blue Hill and if such transaction shall contemplate a closing prior to the time that the Promissory Note described above is fully paid, any such transaction shall be expressly made subject to and conditioned upon AP consenting thereto, which consent may not be unreasonably withheld. Any such sale following the payment in full of such Promissory Note shall require no such consent by AP provided only that the same is an arms-length sale to a party unaffiliated with Blue Hill and that the assignee or transferee recognizes the terms and provisions hereof and agrees to be bound hereby as set forth in paragraph 2 hereof.

     4. Blue Hill shall maintain books of account, regularly kept, and available to AP for review during normal business hours in order to verify the amount of Gross Margin and each component thereof. Blue Hill agrees to provide to AP, upon receipt by Blue Hill, true and correct copies of:

      a) all federal income tax returns prepared by or for the benefit of Blue Hill;

      b) all balance sheets and Financial Statements, including monthly Profit and Loss Statements reflecting any of the business or transactions of Blue Hill;

      c) copies of all agreements and engagements entered into by Blue Hill from which Blue Hill seeks to obtain revenue from advertising sales or from leasing or any other use of the mailing list of Blue Hill; and

      d) copies of any Purchase and Sale Agreement, Asset Purchase Agreement, or other agreement or engagement by which Blue Hill agrees to transfer, sell, assign, lease or otherwise dispose of a material portion of its operating assets outside the ordinary course of business or a controlling interest in its capital.

   5. This contains the entire agreement of the parties with respect to its subject matter. The terms hereof may not be modified or amended except by written instrument signed by the parties sought to be charged thereby. This Agreement is entered into in the State of Texas and shall be enforceable under the laws of the State of Texas as to any suit brought on or before January 10, 2011, but shall be construed in accordance with the laws of Virginia as to any suit brought thereafter. The obligations of Blue Hill hereunder are performable in Midland, Midland County, Texas.

                                     BLUE HILL MEDIA, INC.



                                     By:         /s/ Steve  Ryan
                                        ---------------------------------------
                                                     Stephen Ryan, President



                                     AMEN PROPERTIES, INC.



                                           By:      /s/ Jon  Morgan
                                        ---------------------------------------
                                                        Jon M. Morgan, President

COMMONWEALTH OF VIRGINIA                                ss.
                                                        ss.
COUNTY OF FAIRFAX                                       ss.

   This instrument was acknowledged before me on this the 13th day of December, 2002 by the said Stephen Ryan, as President for Blue Hill Media, Inc., a Virginia corporation, on behalf of said corporation.

                                                 ------------------------------
                                                 NOTARY PUBLIC in and for the
                                                 Commonwealth of Virginia

STATE OF TEXAS                                              ss.
                                                            ss.
COUNTY OF MIDLAND                                           ss.

     This instrument was acknowledged before me on this the 13th day of December, 2002 by the said Jon M. Morgan, as President for AMEN Properties, Inc., a Delaware corporation, on behalf of said corporation.



                                                   ----------------------------
                                                   NOTARY PUBLIC in and for the
                                                   State of Texas


                                   EXHIBIT "F"


                             COVENANT NOT TO COMPETE
                          AND CONFIDENTIALITY AGREEMENT


     This Covenant Not to Compete and Confidentiality Agreement is made and entered into by and between Blue Hill Media, Inc. ("Blue Hill") and Lisa Cassell ("Promissee"). For good and valuable consideration, including mutual covenants herein contained, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

     1. This Agreement is being entered into in connection with the sale of assets relating to the card deck business line of MVGC to Blue Hill Media, Inc. The undersigned expects to benefit and profit from that transaction, as a shareholder of Blue Hill. This Agreement is ancillary to that certain Agreement of even date herewith relating to the sale of the assets of such line of business.

     2. For a period ending two years from and after the date of the full and final payment of that certain Promissory Note in the sum of $275,000.00 payable to the order of AMEN Properties, Inc. ("AP") by Blue Hill, the Promissee agrees not in any capacity whatsoever, directly or indirectly, for the direct benefit of the undersigned or for any other person, whether as agent, consultant, broker, venturer, partners, shareholder, member, lender, or otherwise to engage in the Business. As used herein the Business means the leasing of customer mailing lists, the printing and mailing of advertising cards and other advertising media for the benefit or account of third parties, or otherwise participate in the selling of advertising or the assembly, leasing, selling, or marketing of any customer or other mailing list.

     3. The foregoing Covenant Not to Compete shall extend to and cover and pertain to the United States of America.

     4. Throughout the period described above, Promissee agrees that all information and knowledge regarding the properties of Blue Hill, including without limitation, its customer mailing list, all of its customer files and data, pricing information and other information relating to the business of MVGC and Blue Hill and all other information which, in any manner, could affect the good will value of Blue Hill or the continued operation of the assets owned by Blue Hill from time to time shall be treated by the Promissee in the strictest confidence, and shall not be divulged to any person or used in any manner which might reasonably result in it being divulged to a person, other than as is reasonably and necessarily required in the performance of any duties of the Promissee as an employer consultant of Blue Hill.

     5. The parties agree that the limitations as to time, geographic area and scope of area to be restrained and non-disclosure are reasonable and do not impose a greater restraint than is necessary to protect the good will and business of Blue Hill.
     6. Upon any default by the Promissee hereunder, and if such default has not been cured within 10 days of written notice of the nature of such default, this Agreement may be enforced by Blue Hill or AP, or both of them, and each shall have the following remedies, among any others permitted by law:

          a) Injunctive and Restraining Order relief shall be granted in favor of such parties, and the parties specifically agree that a bond of $500.00 is reasonable and that Promissee will not request any greater bonds; and

          b) Such party may receive damages in amounts permitted by law or as found by the trier of fact, including lost profit or income and attorneys' fees.

     7. The Promissee agrees that the rights and privileges of Blue Hill hereunder shall specifically be made assignable and transferrable, as well as being fully enforceable to or by AP as fully as if AP were the original named Promissor hereunder. The terms hereof may also be assigned and transferred by Blue Hill in connection with any transfer, assignment or conveyance of the operating assets of Blue Hill.

     8. In the event any part or provision of this Agreement shall be held to be invalid, illegal or unenforceable, in whole or in part, neither the validity of the remaining part nor the validity of any other provision of this Agreement shall be in any way affected thereby. The parties specifically request that any Court asked to enforce the terms hereof, enforce the same as written or, if necessary, that the terms hereof be modified or reformed to make the same as enforceable as permitted by applicable law.

     9. This Agreement includes the entire agreement of the parties with respect to its subject matter. The terms hereof may not be modified or amended except by written instrument signed by the party sought to be charged thereby. No waiver or failure to enforce this Agreement by Blue Hill or AP, or any other party permitted to enforce the same shall ever be taken as any waiver or impediment to the full enforcement hereof by such parties at any other time.

     Signed this 13th day of December, 2002.



                                             /s/ Lisa Cassell
                                                -------------------------------
                                                 Lisa Cassell

                             COVENANT NOT TO COMPETE
                          AND CONFIDENTIALITY AGREEMENT


     This Covenant Not to Compete and Confidentiality Agreement is made and entered into by and between Blue Hill Media, Inc. ("Blue Hill") and Barry Pearson ("Promissee"). For good and valuable consideration, including mutual covenants herein contained, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

     1. This Agreement is being entered into in connection with the sale of assets relating to the card deck business line of MVGC to Blue Hill Media, Inc. The undersigned expects to benefit and profit from that transaction, as a shareholder of Blue Hill. This Agreement is ancillary to that certain Agreement of even date herewith relating to the sale of the assets of such line of business.

     2. For a period ending two years from and after the date of the full and final payment of that certain Promissory Note in the sum of $275,000.00 payable to the order of AMEN Properties, Inc. ("AP") by Blue Hill, the Promissee agrees not in any capacity whatsoever, directly or indirectly, for the direct benefit of the undersigned or for any other person, whether as agent, consultant, broker, venturer, partners, shareholder, member, lender, or otherwise to engage in the Business. As used herein the Business means the leasing of customer mailing lists, the printing and mailing of advertising cards and other advertising media for the benefit or account of third parties, or otherwise participate in the selling of advertising or the assembly, leasing, selling, or marketing of any customer or other mailing list.

     3. The foregoing Covenant Not to Compete shall extend to and cover and pertain to the United States of America.

     4. Throughout the period described above, Promissee agrees that all information and knowledge regarding the properties of Blue Hill, including without limitation, its customer mailing list, all of its customer files and data, pricing information and other information relating to the business of MVGC and Blue Hill and all other information which, in any manner, could affect the good will value of Blue Hill or the continued operation of the assets owned by Blue Hill from time to time shall be treated by the Promissee in the strictest confidence, and shall not be divulged to any person or used in any manner which might reasonably result in it being divulged to a person, other than as is reasonably and necessarily required in the performance of any duties of the Promissee as an employer consultant of Blue Hill.

     5. The parties agree that the limitations as to time, geographic area and scope of area to be restrained and non-disclosure are reasonable and do not impose a greater restraint than is necessary to protect the good will and business of Blue Hill.

     6. Upon any default by the Promissee hereunder, and if such default has not been cured within 10 days of written notice of the nature of such default, this Agreement may be enforced by Blue Hill or AP, or both of them, and each shall have the following remedies, among any others permitted by law:

          a) Injunctive and Restraining Order relief shall be granted in favor of such parties, and the parties specifically agree that a bond of $500.00 is reasonable and that Promissee will not request any greater bonds; and

          b) Such party may receive damages in amounts permitted by law or as found by the trier of fact, including lost profit or income and attorneys' fees.

     7. The Promissee agrees that the rights and privileges of Blue Hill hereunder shall specifically be made assignable and transferrable, as well as being fully enforceable to or by AP as fully as if AP were the original named Promissor hereunder. The terms hereof may also be assigned and transferred by Blue Hill in connection with any transfer, assignment or conveyance of the operating assets of Blue Hill.

     8. In the event any part or provision of this Agreement shall be held to be invalid, illegal or unenforceable, in whole or in part, neither the validity of the remaining part nor the validity of any other provision of this Agreement shall be in any way affected thereby. The parties specifically request that any Court asked to enforce the terms hereof, enforce the same as written or, if necessary, that the terms hereof be modified or reformed to make the same as enforceable as permitted by applicable law.

     9. This Agreement includes the entire agreement of the parties with respect to its subject matter. The terms hereof may not be modified or amended except by written instrument signed by the party sought to be charged thereby. No waiver or failure to enforce this Agreement by Blue Hill or AP, or any other party permitted to enforce the same shall ever be taken as any waiver or impediment to the full enforcement hereof by such parties at any other time.

     Signed this 13th day of December, 2002.


                                                     /s/ Barry Pearson
                                                     --------------------------
                                                         Barry Pearson

                             COVENANT NOT TO COMPETE
                          AND CONFIDENTIALITY AGREEMENT


     This Covenant Not to Compete and Confidentiality Agreement is made and entered into by and between Blue Hill Media, Inc. ("Blue Hill") and Stephen Ryan ("Promissee"). For good and valuable consideration, including mutual covenants herein contained, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

     1. This Agreement is being entered into in connection with the sale of assets relating to the card deck business line of MVGC to Blue Hill Media, Inc. The undersigned expects to benefit and profit from that transaction, as a shareholder of Blue Hill. This Agreement is ancillary to that certain Agreement of even date herewith relating to the sale of the assets of such line of business.

     2. For a period ending two years from and after the date of the full and final payment of that certain Promissory Note in the sum of $275,000.00 payable to the order of AMEN Properties, Inc. ("AP") by Blue Hill, the Promissee agrees not in any capacity whatsoever, directly or indirectly, for the direct benefit of the undersigned or for any other person, whether as agent, consultant, broker, venturer, partners, shareholder, member, lender, or otherwise to engage in the Business. As used herein the Business means the leasing of customer mailing lists, the printing and mailing of advertising cards and other advertising media for the benefit or account of third parties, or otherwise participate in the selling of advertising or the assembly, leasing, selling, or marketing of any customer or other mailing list.

     3. The foregoing Covenant Not to Compete shall extend to and cover and pertain to the United States of America.

     4. Throughout the period described above, Promissee agrees that all information and knowledge regarding the properties of Blue Hill, including without limitation, its customer mailing list, all of its customer files and data, pricing information and other information relating to the business of MVGC and Blue Hill and all other information which, in any manner, could affect the good will value of Blue Hill or the continued operation of the assets owned by Blue Hill from time to time shall be treated by the Promissee in the strictest confidence, and shall not be divulged to any person or used in any manner which might reasonably result in it being divulged to a person, other than as is reasonably and necessarily required in the performance of any duties of the Promissee as an employer consultant of Blue Hill.

     5. The parties agree that the limitations as to time, geographic area and scope of area to be restrained and non-disclosure are reasonable and do not impose a greater restraint than is necessary to protect the good will and business of Blue Hill.

     6. Upon any default by the Promissee hereunder, and if such default has not been cured within 10 days of written notice of the nature of such default, this Agreement may be enforced by Blue Hill or AP, or both of them, and each shall have the following remedies, among any others permitted by law:

          a) Injunctive and Restraining Order relief shall be granted in favor of such parties, and the parties specifically agree that a bond of $500.00 is reasonable and that Promissee will not request any greater bonds; and

          b) Such party may receive damages in amounts permitted by law or as found by the trier of fact, including lost profit or income and attorneys' fees.

     7. The Promissee agrees that the rights and privileges of Blue Hill hereunder shall specifically be made assignable and transferrable, as well as being fully enforceable to or by AP as fully as if AP were the original named Promissor hereunder. The terms hereof may also be assigned and transferred by Blue Hill in connection with any transfer, assignment or conveyance of the operating assets of Blue Hill.

     8. In the event any part or provision of this Agreement shall be held to be invalid, illegal or unenforceable, in whole or in part, neither the validity of the remaining part nor the validity of any other provision of this Agreement shall be in any way affected thereby. The parties specifically request that any Court asked to enforce the terms hereof, enforce the same as written or, if necessary, that the terms hereof be modified or reformed to make the same as enforceable as permitted by applicable law.

     9. This Agreement includes the entire agreement of the parties with respect to its subject matter. The terms hereof may not be modified or amended except by written instrument signed by the party sought to be charged thereby. No waiver or failure to enforce this Agreement by Blue Hill or AP, or any other party permitted to enforce the same shall ever be taken as any waiver or impediment to the full enforcement hereof by such parties at any other time.

     Signed this 13th day of December, 2002.



                                                 /s/ Steve Ryan
                                                 ------------------------------
                                                     Stephen Ryan

                                  EXHIBIT 10.72


             AGREEMENT AND TRANSFER OF LIMITED PARTNERSHIP INTEREST


     Reference is hereby made for all purposes to the Limited Partnership Agreement of TCTB Partners, Ltd. (the "Agreement" and "Partnership"). TCTB Company is the sole General Partner of the Partnership. Some of the limited partners of the Partnership desire to assign their Partnership Interest in and to the Partnership to AMEN Delaware LP, a Delaware Limited Partnership, the general partner of which is AMEN Properties, Inc., a Delaware corporation ("AP"). As used herein, the "Assignors" means and refers to each of the below named limited partners, in the capacity of each as limited partners in and to Partnership and "Interest" means and refers to all right, title and interest of each Assignor in the Partnership.

     In consideration of the mutual covenants herein contained, the parties hereby agree, assign and consent as follows:

     1. The Purchase Price for the Interest shall be payable at Closing, partially in cash, and partially by the execution and delivery of the AP Promissory Note payable to the order of each Assignor in form and substance like that which is attached hereto as Exhibit "A" (the "Promissory Note"). The cash consideration, and the amount of each Promissory Note payable to each Assignor is set forth in Exhibit "B" attached hereto and incorporated herein by reference for all purposes.

     2. Closing hereunder shall be on a date selected by AP in October, 2002, but effective for all purposes as of the 1st day of October, 2002 (the "Effective Date"). Upon payment of the cash consideration to each Assignor as set forth in Exhibit "B" and the execution and delivery of a Promissory Note payable to each Assignor in the amount set forth in Exhibit "B", each Assignor shall be deemed for all purposes to have transferred, assigned, conveyed and delivered all of its right, title and interest in the Interest.

         3. AP accepts, at Closing, the Interest:

                  a) without warranty with respect to profitability, financial condition, or any other warranty other than the express warranties of title herein set forth;

                  b) having acknowledged a full opportunity to review the financial condition of the Partnership, and to form independently of the Assignors, its decision to enter into this transaction.

     4. Each Assignor represents and warrants to AP, only that it owns the Interest, as scheduled in the Agreement, free and clear of all liens, encumbrances, burdens upon the title, or preferential rights except as are specifically set forth in the Agreement, and that all contributions to capital or capital calls of each Assignor which has accrued, in whole or in part, prior to the Effective Date have been fully paid.

     5. In the event AP fails to pay the cash portion of the Purchase Price and execute and deliver its Promissory Note payable to the order of each Assignor on or before the date of Closing, this Agreement shall be null and void and of no further force or effect. The parties agree that there shall be no specific performance, claim for damages, or other relief, legal or equitable, on account thereof. The terms hereof become effective and binding upon the parties only at the time of Closing, and only in the event Closing shall occur.

     6. Closing hereunder shall be subject to and conditioned upon each limited partner of the Partnership who is not an Assignor executing a Consent to Assignment and Limited Waiver of Preferential Right to Purchase in form in and substance reasonably satisfactory to the Partnership and to AP.

     7. In order to provide each Assignor with an assurance that benefits from the Promissory Notes accrue to each Assignor proportionately, and that any extensions, concessions, waivers and the exercise of any remedies by reason of any breach by AP are uniformly handled by all of the Assignors, each Assignor, for itself and any successor owner or holder of the Promissory Note payable to the order of Assignor hereby agrees, with AP and with each other as follows:

                  a) Each payment made by AP on any of the Promissory Notes will be payable to the holder of each of such Notes on a proportionate basis so that the outstanding balance, including principal and interest on each of such Promissory Notes shall always increase to the extent of accrued interest and decrease to the extent of all payments on a proportionate basis, and in the ratios set forth in Exhibit "B" hereto.

                  b) In the event of any breach or default by AP in the payment of any installment due and payable under any of the Promissory Notes shall be treated, for all purposes, as an event of default under all of such Promissory Notes. In the event of any such breach, the Assignors agree to extend such payment obligation, waive any payment, restructure or renegotiate such Promissory Notes, or proceed to exercise any remedies permitted by the Promissory Notes or as prescribed by law, only upon the decision of a majority in interest of the then Promissory Note holders, not on a per holder basis, but based upon the percentage interest set forth in Exhibit "B" hereto. The decision of the majority of such interest holders, on that basis, shall be fully binding upon each holder of each of the Promissory Notes, and none of such holders shall be permitted to exercise remedies, waive, extend, restructure or renegotiate except on such concurrence.

                  c) If any Promissory Note holder shall desire to transfer, assign, convey or otherwise negotiate any Promissory Note, such holder shall notify each other Promissory Note holder of the terms, provisions, considerations and all other details with respect to such transfer, including the name and address of such transferee. Each of the other Promissory Note holders shall thereby have the exclusive right and option to purchase such Promissory Note at the same terms, considerations and provisions as the same are proposed to such other party. In the event any of the Promissory Note holders elect not to make such purchase, the other or others of the Promissory Note holders may purchase the interest of the Promissory Note holder declining to make such purchase, all of which shall occur on a proportionate basis governed by the proportions set forth in Exhibit "B" hereto. The Promissory Note holders desiring to make such purchase shall notify the selling Promissory Note holder of the exercise of such option within 30 days of the date the selling Promissory Note holder provides notice of an intention to sell to the last Promissory Note holder which has given such notice.

                  d) No Promissory Note holder shall have any right to negotiate, transfer, assign or sell participating interests in any of the Promissory Notes except to persons who are then holders of Promissory Notes hereunder or with written consent of AP, granted or withheld in AP's sole discretion. The foregoing preferential right to purchase shall not apply to any transfer or conveyance of any Promissory Note caused by the death or divorce of a Promissory Note holder, or to any transfer, assignment or conveyance of a Promissory Note to another holder of one or more of the Promissory Notes.

     8. Each of the Note holders acknowledges that each Promissory Note may not be a Negotiable Instrument under the applicable Uniform Commercial Code.

     9. None of the Promissory Notes shall be secured by any lien, encumbrance or security interest at the time of Closing. The foregoing shall not prohibit, however, the granting of any lien, encumbrance or security interest at the time of any renegotiation or extension of the Promissory Notes.

     10. This contains the entire agreement of the parties with respect to its subject matter. The terms hereof may not be modified or amended except by written instrument signed by the parties sought to be charged thereby. This Agreement may be executed in multiple counterparts, constituting but one original. The terms hereof shall bind and inure to the benefit of each of the parties hereto and their respective heirs, personal representatives, successors and assigns. Each of the parties agrees to execute, acknowledge and deliver such other and further documents, instruments and assurances as shall be necessary to fully effect the terms hereof.

                AMEN Delaware LP, by AMEN Properties, Inc., its General Partner


                     By:   /s/ Jon M. Morgan
                           -----------------------------
                     Name:     Jon M. Morgan
                           -----------------------------
                    Title: President
                           -----------------------------

                           /s/ Jon Morgan
                           -----------------------------
                               Jon M. Morgan

                           /s/  John Norwood
                           -----------------------------
                                John R. Norwood

                           /s/  Gary Lamb
                         -------------------------------
                                Gary J. Lamb


                      BRABECK PARTNERS, LTD.

                    By: /s/ Eric L. Oliver
                        --------------------------------
                            Eric L. Oliver, Manager
                        --------------------------------


                      JAMES M. ALEXANDER & COMPANY


                    By:       /s/ Mike Alexander
                       ---------------------------------
                       ______________one of its partners


                           /s/ Scott Dufford
                           -----------------------------
                               A. Scott Dufford


                           /s/ Terrance Holland
                           -----------------------------
                               Terrence H. Holland


                           /s/ David Holland
                           -----------------------------
                               David S. Holland


                           /s/ John Norwood
                           -----------------------------
                               John R. Norwood, Trustee




                                   EXHIBIT "B"

   Assignor                                         Note Principal Amount         Cash Consideration
-------------------------------------------------------------------------------------------------
Jon M. Morgan                                            $453,232.95                  $290,534.55
-------------------------------------------------------------------------------------------------
John R. Norwood                                          $453,232.95                  $290,534.55
-------------------------------------------------------------------------------------------------
Gary J. Lamb                                             $341,669.49                  $251,617.07
-------------------------------------------------------------------------------------------------
Brabeck Partners, Ltd.                                   $683,339.02                  $503,234.16
-------------------------------------------------------------------------------------------------
James M. Alexander & Company                             $460,160.96                  $338,878.22
-------------------------------------------------------------------------------------------------
A. Scott Dufford                                         $113,889.84                   $83,872.37
-------------------------------------------------------------------------------------------------
Terrence H. Holland                                      $113,889.84                   $83,872.37
-------------------------------------------------------------------------------------------------
David S. Holland                                         $113,889.84                   $83,872.37
-------------------------------------------------------------------------------------------------
John R. Norwood, Trustee                                  $55,781.73                   $19,458.74
-------------------------------------------------------------------------------------------------
Total                                                  $2,789,086.62                $1,945,874.40
-------------------------------------------------------------------------------------------------
