Form 10QSB
period 2003-03-31
AMEN PROPERTIES INC
filed 2003-05-15
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
        Act of 1934 For the Period Ended March 31, 2003.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From ________________to____.

                        Commission file number 000-22847

                              AMEN Properties, Inc.
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

                                 (432-684-3821)
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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
                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $ .01 Par Value:
1,992,056 shares outstanding as of April 4, 2003
Transitional Small Business Disclosure Format (check one):

Yes                   No     X
      --------------        --------------




                                      INDEX

Part I.    FINANCIAL INFORMATION                                                        PAGE

Item 1.  Consolidated Financial Statements
         Balance Sheet at March 31, 2003 (Unaudited)                                    1

         Consolidated Statements of Operations--for the three months ended
         March 31, 2003 and 2002 (Unaudited)                                            2

         Consolidated Statements of Cash Flows--for the three months ended
         March 31, 2003 and 2002 (Unaudited)                                            3

         Notes to Consolidated Financial Statements                                     4

Item 2.    Management's Discussion and Analysis or Plan of Operation                   11

Item 3.    Controls and Procedures                                                     14

Part II.   OTHER INFORMATION

Items 1-6  Exhibits and Reports on Form 8-K                                            14

Signatures                                                                             16

Executive Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002     17

Exhibits                                                                               19
11.      Earnings per share calculation
99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer



                        AMEN Properties, Inc. and Subsidiaries
                              CONSOLIDATED BALANCE SHEET
                                    March 31, 2003
                                     (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents (notes A3 and D)                             $  1,207,320
  Accounts receivable net of allowance of $64,171 (note A6)                    84,507
  Short term investments (notes A4 and D)                                      64,032
                                                                           ----------

       Total current assets                                              $  1,355,859

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $529,599 (notes A7 and A8)                               11,862,116

LONG-TERM INVESTMENTS (notes A4 and D)                                        473,103

OTHER ASSETS
  Note receivable (note E)                                                    275,000
  Deferred costs                                                              167,133
  Rents receivable (notes A6 and A12)                                          72,252
  Deposits and other assets                                                    40,838
                                                                             --------

       Total other assets                                                     555,223
                                                                             --------

                 TOTAL ASSETS                                            $ 14,246,301
                                                                           ==========

CURRENT LIABILITIES
  Current portion of long-term obligations                               $    182,119
  Accounts payable                                                            179,198
  Accrued liabilities (note F)                                                497,305
  Deferred revenue                                                             10,143
  Other liabilities                                                            68,458
                                                                            ---------

     Total current liabilities                                           $    937,223

LONG-TERM OBLIGATIONS, less current portion (note G)                        9,033,585

MINORITY INTEREST (note A11)                                                  897,959

COMMITMENTS AND CONTINGENCIES                                                       -

STOCKHOLDERS' EQUITY (note I)
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
  80,000 Series "A" shares issued and outstanding                                  80
  80,000 Series "B" shares issued and outstanding                                  80
  Common stock, $.01 par value, 20,000,000 shares authorized;
     1,992,056 shares issued and outstanding                                   19,920
  Common stock warrants                                                       127,660
  Additional paid-in capital                                               42,123,601
  Accumulated deficit                                                     (38,901,954)
  Accumulated other comprehensive income                                        8,147
                                                                            ---------
       Total stockholders' equity                                           3,377,534
                                                                            ---------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 14,246,301
                                                                           ==========

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.




                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)
                                                                                      2003              2002
                                                                                  -------------    -------------

Rental revenue                                                                 $      1,071,271     $          -

Operating expenses
   Sales and marketing                                                                    1,177                -
   General and administrative                                                           116,743           70,087
   Depreciation, depletion and amortization                                             105,863                -
   Utilities                                                                            146,397                -
   Building maintenance                                                                 149,281                -
   Office expense                                                                       105,306                -
   Taxes, except income                                                                  51,600                -
                                                                                  -------------    -------------
         Total operating expenses                                                       676,367           70,087
                                                                                  -------------    -------------

Net income (loss) from operations                                                       394,904          (70,087)

Other income (expense)
   Interest income                                                                        5,917                -
   Interest expense                                                                    (193,000)         (42,000)
   Other income (expense)                                                                41,297                -
                                                                                  --------------   -------------
         Total other income (expense)                                                  (145,786)         (42,000)
                                                                                  --------------   -------------

Net income (loss) before income taxes, minority interest
   and discontinued operations                                                          249,118         (112,087)

Income taxes (note A10)                                                                        -               -
Minority interest                                                                      (142,636)               -
                                                                                  -------------    -------------
         Income (loss) from continuing operations                                       106,482         (112,087)
                                                                                  --------------   -------------

Loss from discontinued operations (note B)                                                    -         (338,377)
                                                                                  --------------   -------------

NET INCOME (LOSS)                                                              $        106,482    $    (450,464)
                                                                                  ==============   =============

Net income (loss) per common share - basic (note A13)
   Income (loss) from continuing operations                                    $            .05    $       (.06)
   Loss from discontinued operations                                                          -            (.17)
                                                                                  -------------    -------------
   Net income (loss)                                                           $            .05    $       (.23)
                                                                                  =============    =============
Weighted average number of common shares outstanding - basic                          1,992,056        1,991,678
                                                                                  =============    =============

Net income (loss) per common share - diluted (note A13)
   Income (loss) from continuing operations                                    $            .04    $       (.06)
   Loss from discontinued operations                                                          -            (.17)
                                                                                  -------------    -------------
   Net income (loss)                                                           $            .04    $       (.23)
                                                                                  =============    =============
Weighted average number of common shares outstanding - diluted                        2,841,779        1,991,678
                                                                                  =============    =============

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.




                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)
                                                                                      2003              2002
                                                                                  -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
   Net income (loss)                                                           $        106,482    $    (450,464)
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
       Depreciation, depletion and amortization                                         105,863                -
       Depreciation and amortization - discontinued operations                                -          195,367
       Minority interest                                                                142,636                -
       Loss on sale of fixed assets                                                       3,946                -
   Changes in operating assets and liabilities:
     Accounts receivable                                                                 76,264          130,921
     Notes receivable from former officers                                                    -            1,889
     Deposits and other assets                                                                -            (649)
     Deferred costs                                                                    (45,499)         (30,031)
     Accounts payable                                                                  (35,656)           63,690
     Accrued and other liabilities                                                     (300,244)         (74,350)
     Deferred revenue                                                                  (98,785)         (110,408)
                                                                                  -------------    -------------

   Net cash used in operating activities                                               (44,993)         (274,035)
                                                                                  -------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment                                                  (57,972)         (12,060)
   Proceeds from sale of property and equipment                                           5,170                -
   Sales and maturity of investments                                                     20,000          263,334
   Purchase of investments                                                             (191,506)        (824,019)
                                                                                  --------------   --------------

   Net cash used in investing activities                                              (224,308)        (572,745)
                                                                                  -------------    -------------

Cash flows from financing activities:
   Net proceeds from issuance of preferred stock                                              -          298,326
   Net proceeds from issuance of common stock                                                 -            7,438
   Repayments of notes payable                                                          (54,567)               -
   Repayments of capitalized leases                                                     (9,995)                -
                                                                                  -------------    -------------

   Net cash (used in) provided by financing activities                                  (64,562)         305,764
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                             (333,863)         (541,016)

Cash and cash equivalents at beginning of year                                        1,541,183          901,195
                                                                                  -------------    -------------

Cash and cash equivalents at end of year                                       $      1,207,320    $     360,179
                                                                                  =============     ============

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002
                                   (Unaudited)

NOTE A  -       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                POLICIES

1.       Organization

  Pursuant to actions of the stockholders on September 19, 2002, Crosswalk.com, Inc. changed its name to AMEN Properties, Inc., a Delaware corporation ("AMEN"). Effective October 2002, AMEN formed NEMA Properties, LLC ("NEMA"), a Nevada limited liability company; AMEN Minerals, LP ("Minerals"), a Delaware limited partnership; and AMEN Delaware, LP ("Delaware"), a Delaware limited partnership, to pursue acquisitions as authorized by stockholders on September 19, 2002. AMEN Properties, Inc. and its Subsidiaries are collectively referred to as the "Company".

  The Company's business purpose, according to the business plan approved by the stockholders, is to acquire investments in commercial real estate, oil and gas royalties and stabilized cash flowing businesses or assets. As of March 31, 2003, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland and Lubbock, Texas comprising an aggregate of approximately 539,837 square feet of gross leasable area ("GLA"). The investment was obtained through Delaware's acquisition of an approximate 64.9% partnership interest in TCTB Partners, Ltd. ("TCTB"), a Texas limited partnership. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust. The operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner and beneficial owner of the outstanding limited partnership interest.

2.       Basis of Presentation

  The accompanying unaudited consolidated financial statements as of March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC"). This report should be read in conjunction with Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position and the results of its operations for the interim periods presented have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

  The consolidated financial statements include the accounts of AMEN and its majority-owned/controlled subsidiaries. Intercompany balances and transactions have been eliminated. Management uses estimates and assumptions in preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

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

7.       Depreciation, Depletion and Amortization

Property, plant and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to forty years. Leasehold improvements are amortized over the shorter of the life of the asset or the remaining lease term. Intangible assets are amortized over the useful lives of five to ten years using the straight-line method. Costs for the repair and maintenance of property and equipment are expensed as incurred. Depletion of royalty investments is determined using the straight-line method over the life of the royalty trust.

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

The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of these assets in reaction to the operating performance of the business and future discounted and non-discounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value.

9.       Deferred Costs

Deferred costs primarily consist of deferred financing costs, prepaid insurance and investor relations costs. Deferred financing costs are amortized as interest expense over the life of the related debt. Insurance costs are amortized over the life of the policy. Investor relations costs are amortized ratably over the term of service, generally one year.

10.      Income Taxes

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

11.      Minority Interest

Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 35.1% at March 31, 2003.

12.      Revenue recognition

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, accounts receivable include $72,252 of tenant receivables at March 31, 2003, which is expected to be collected over the remaining lives of the leases.

13.    Earnings per Share

Income/(loss) from continuing operations has been decreased/(increased) by preferred stock dividends of approximately $42,000 for the three months ended March 31, 2003 and 2002, respectively.

The effects of Series "A" and "B" convertible Preferred Stock are included in the computation of diluted earnings per share for the three months ended March 31, 2003 as the Company reported positive net income. The effects are not included in the three months ending March 31, 2002, as their effect is antidilutive.

Disclosures regarding shares and share price have been adjusted to reflect the 1-for-4 reverse stock split dated February 3, 2003 in accordance with generally accepted accounting principles in the United States of America. See note I.

14.    Environmental

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

15.    New Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance.

Management does not believe the new pronouncements will have a material impact on its financial statements.

16.    Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the 2003 presentation.

NOTE B - DISCONTINUED OPERATIONS

Through September 2002, the business of the Company consisted of the development and aggregation of Internet content and services; advertising and royalty sales; and through the third quarter of 2000, the resale of products specifically designed to meet the needs of Christian users of the Internet and the World Wide Web. This was accomplished through the platform of the website Crosswalk.com, which was created and developed by the Company (the "Online Business"). In addition, the Company generated advertising revenue through the issuance of mailers called "card decks." Six times annually, the Company distributed these card decks bringing awareness of over fifty ad clients' products to 225,000 churches in each mailing (the "Offline Business").

The Offline Business, which employed a staff of three, included a proprietary database of about 140,000 churches. Additional lists were rented to meet the remaining distribution commitment.

In September 2002, the Company's stockholders approved the sale of the Crosswalk.com website to Salem Communications, Inc. for approximately $4.1 million in cash. The sale closed October 4, 2002. The operation of the Online Business terminated at that time. The Company incurred legal and consulting fees, contract termination costs and severance costs approximating $1,043,000. These costs were incurred as part of the Company's exit of the Online Business activities and relocating corporate headquarters to Midland, Texas.

On December 12, 2002, the assets related to the Offline Business were sold to Blue Hill Media, Inc. for a note receivable in the amount of $275,000 and a 3.5% net profits interest in the Offline Business' future gross margin. The operation of the Offline Business ceased upon the date of the sale. Therefore, except for expenses related to continuing operations, all income and expense related to the Online and Offline business have been reclassified and summarized into loss for discontinued operations.


NOTE C - BUSINESS COMBINATIONS

Effective October 1, 2002, Delaware completed the acquisition of approximately 64.9% of a limited partnership interest in TCTB for an aggregate consideration of approximately $4,375,000, including approximately $1,946,000 of cash paid. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on the estimated fair values of the approximate 64.9% acquired interest at the acquisition date.

NOTE D - CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

The Company invests in cash in banks, U.S. government bonds, oil and gas royalty trust funds and various other investments. All highly liquid instruments with current maturities of three months or less are considered cash equivalents; those with current maturities greater than three months but less than twelve months from the balance sheet date are considered short-term investments; and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The cost of securities sold is determined by the specific identification method.

At March 31, 2003, all of the $1,207,320 of cash and cash equivalents was cash in banks.

Long-term investments in the accompanying balance sheet at March 31, 2003 total $473,103. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of March 31, 2003 are as follows:

                                                                    Market            Cost            Unrealized
                                                                     Value            Basis             Gains
                                                                -------------     -------------    -------------
U.S. Government Debt Securities                               $        52,039            50,848            1,191
Oil and Gas Royalty Trust Fund                                        279,402           272,446            6,956
Oil and Gas Royalty                                                   193,701           193,701                -
Other                                                                  11,993            11,993                -
                                                                -------------     -------------    -------------

                           Total                              $       537,135           528,988            8,147
                                                                =============     =============    =============

The current and long-term portions are as follows:

                                                                    Market            Cost          Unrealized
                                                                     Value            Basis             Gains
                                                                -------------     -------------    -------------
                  Short-term investments                      $        64,032     $      62,841    $       1,191
                  Long-term investments                               473,103           466,147            6,956
                                                                -------------     -------------    -------------

                                                              $       537,135     $     528,988    $       8,147
                                                                =============      ============     ============


NOTE E - NOTE RECEIVABLE

On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with the Offline Business (see note B). The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross margin of the Offline Business operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. Subsequent to the end of the current quarter, the Company received the first installment payment on the note of $12,500, including principal and interest.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2003:

                  Accrued dividends payable                                    $        360,000
                  Accrued property taxes                                                 51,600
                  Other liabilities                                                      85,705
                                                                                  -------------

                                                                               $        497,305


NOTE G - LONG-TERM OBLIGATIONS

On June 5, 2002, TCTB entered into a loan agreement with Wells Fargo Bank Texas, N.A. for a term note of $6,800,000 and a revolving line of credit note of $200,000. The term note bears interest at a fixed rate per annum of 7.23% and the line of credit bears interest at a variable rate per annum equal to the Wells Fargo Bank Base Rate plus one-half of one percentage point (0.50%), 4.75% at March 31, 2003. Commencing on June 30, 2002, TCTB was required to start making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The terms of the TCTB revolving line of credit note, due to mature on May 31, 2003, requires monthly interest payments computed on the unpaid principal balance commencing June 30, 2002. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants,
(c) cross-default with other debt in certain circumstances, (d) bankruptcy and
(e) a final judgment or order for the payment of money in excess of $100,000.

Delaware entered into nine promissory notes, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB (see note C). The notes are due in annual payments of principal and interest beginning April 1, 2005 with a final maturity of May 31, 2009. The interest rate is equal to the Wall Street Journal Prime Lending Rate plus 15 basis points. The annual payments are equal to a set percentage, ranging from 1% to 16%, of the future net operating loss benefit of the Company. The net operating loss benefits are calculated as the dollar value of the federal income tax benefit to the Company of the net operating loss calculated in accordance with the Internal Revenue Code, for the calendar year preceding the date of each annual payment.

NOTE H - RELATED PARTY TRANSACTIONS

At March 31, 2003, related parties leased approximately 37,000 square feet. TCTB received rental income from these related parties of approximately $69,317 during the quarter ended March 31, 2003.

NOTE I - STOCKHOLDERS' EQUITY

At a special meeting held January 30, 2003, the Company's stockholders approved a 1-for-4 reverse stock split, which became effective on February 3, 2003. This action brought the closing bid price of AMEN's common stock over the $1.00 per share criteria required before the February 14, 2003 deadline issued by the Nasdaq Listing Panel. (See note J) Disclosures regarding shares and share price have been adjusted to reflect the 1-for-4 reverse stock split in accordance with generally accepted accounting principles in the United States of America.

NOTE J - SUBSEQUENT EVENTS

On April 4, 2003, the Company announced receipt of a notification from Nasdaq that the Company had evidenced compliance with the final requirement necessary for continued listing on the Nasdaq SmallCap Market, as set forth in the Nasdaq Listing Qualifications Panel decision dated December 17, 2002. Accordingly, Nasdaq determined to continue the listing of the Company's common stock. In addition, effective with the open of business on Monday, April 7, 2003, the Company's trading symbol changed from AMENC to AMEN.


ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Annual Report on Form 10-KSB.

Forward Looking Statements

Certain information in this section may contain "forward-looking statements" within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including, but not limited to, any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, "forward-looking statements" can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its "forward-looking statements" will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's "forward-looking statements." Our financial condition and results, as well as any other "forward-looking statements," are subject to inherent risks and uncertainties, including but not limited to those risk factors disclosed in the Company's definitive Schedule 14A dated August 27, 2002 and year end December 31, 2002 Annual Report on Form 10-KSB.

Background

Through the third quarter ended September 30, 2002, AMEN Properties, Inc. and its subsidiaries ("AMEN" or "the Company") consisted primarily of the operations of crosswalk.com(TM), an interactive website, which provided information and resources that the Company believed generally appeal to the English speaking Christian and family-friendly community (the "Online Business"). The Company primarily generated advertising revenue from this service.

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

The Company sold substantially all of the assets used, required, useful, or otherwise relating to the ownership, development and operations of the Online Business to Salem Communications Corporation ("Salem") for approximately $4.1 million in cash (the "Asset Sale"). The Asset Sale closed on October 4, 2002. In addition, on December 12, 2002 the Company divested the Offline Business to Blue Hill Media, Inc. and received a $275,000 note receivable bearing 6% interest and a 3.5% net profits interest in the business's gross margin.

Taking into consideration the Company's material remaining value of approximately $4.1 million in cash from the asset sale, a public company foundation, and a net operating tax loss carryforward (NOL) in excess of $29 million, the Company presented to shareholders a business plan (the "Business Plan") to grow the Company and exploit the NOL through the judicious acquisition of cash generating assets, consisting primarily of office buildings in secondary stagnant markets, office buildings in out of favor growth markets and oil and gas royalties. In addition, management intends to pursue other types of property and business endeavors, including but not limited to, real estate investment trusts and partnership interests, for which there is a reasonable degree of accuracy in ascertaining the risks associated with their future. In particular, we are interested in existing businesses with management in place that have stable cash flow history. On September 19, 2002, the shareholders approved this Business Plan, and immediately thereafter, the board of directors appointed current directors Eric Oliver and Jon Morgan as Chairman and Chief Executive Officer, and President and Chief Operating Officer, respectively. Effective October 9, 2002, the name of the Company was changed from Crosswalk.com, Inc. to

AMEN Properties, Inc., and the Company relocated its headquarters from Chantilly, Virginia to Midland, Texas.

The first step in the new Business Plan was completed on October 31, 2002 when the Company entered into an Agreement with certain limited partners ("the Selling Partners") of TCTB Partners, Ltd. ("TCTB") to purchase 64.86248% of the LP Interest in TCTB effective October 1, 2002. The assets of TCTB are two secondary office market properties in Midland and Lubbock, Texas, collectively referred to as "the Properties". These properties are described further in the Company's Annual Report on Form 10-KSB as of December 31, 2002.

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

Results of Operations

For the quarter ended March 31, 2003, the Company reported net income of $106,482, as compared to a net loss of $405,464 the same quarter in 2002. This significant increase of $511,946 was the result of the sale of the unprofitable Online Business and the acquisition of approximately 65% of the limited partnership interest in TCTB, which is discussed in the financial statements located in Item 1 of this report. As discussed in our 2002 Annual Report on Form 10-KSB at December 31, 2002, the fourth quarter of 2002 was the first quarter in which the Company reported positive income from operations. The first quarter of 2003 was the first quarter in the history of the Company with positive net income.

The loss from discontinued operations, recorded in accordance with SFAS 144, for the three months ended March 31, 2002 amounted to $338,377. This represents the loss associated with the Online and Offline assets, which were sold effective October 1, 2002 and December 13, 2002, respectively.

Total rental revenue for the quarter ending March 31, 2003, was $1,071,271, with no comparison for the same quarter of 2002. The revenue represents rental income from tenants occupying the commercial real estate buildings owned by TCTB.

General and administrative expenses were $116,743 during the first quarter of 2003. The increase of $46,656 over the same period in 2002 is primarily a result of additional expenses in 2003 from TCTB, plus expenses related to the 1-for-4 reverse stock split, both of which were not present in the comparative period for 2002. The 2002 expenses are representative of the type of expenses that are incurred in current operations, and therefore disclosed separately.

The remainder of the operating costs relate to the expenses incurred at TCTB to operate the buildings. Interest expense of $193,000 is comprised of $42,000 of accrued dividends on the Company's Preferred A and Preferred B Stock, plus $151,000 of interest paid on the Wells Fargo Bank Texas, N.A. note. Other income of $41,297 primarily represents distributions received from the Company's royalty trust investments.

Liquidity and Capital Resources

During the three months ending March 31, 2003 and 2002, net cash used in operating activities, including discontinued operations, was $44,993 and $274,035, respectively. Absent the one time cash payment of approximately $100,000 for severance benefits to former employees in the first quarter of 2003, the Company had recurring positive operating cash flow of approximately $55,007 for the first three months of 2003. Additionally, included in this amount was approximately $220,000 of property taxes paid in the first quarter of 2003 that related to 2002 taxes on the TCTB buildings.

Net cash used by investing activities was $224,308 for the first three months of 2003, and $572,745 for the same period of 2002. Net cash used by financing activities for the three months ended March 31, 2003 was $64,562, as compared to net cash provided by financing activities in 2002 of $305,764. This was primarily a result of the issuance of the Series B Convertible Preferred stock in 2002.

Management is actively seeking acquisition opportunities that meet our criteria in accordance with the Business Plan. Should an acquisition be made, expenditures and required resources could change significantly. The Company's ability to raise funds is somewhat hindered as we are limited in our ability to issue new equity due to IRC Section 382 restrictions on utilization of the NOL. However, if an opportunity presents itself that would be more valuable to the shareholders than the present value we have assigned the NOL, we will strongly consider pursuing the deal and would consider issuing equity to do so. Absent this, we intend on using certain limited partnership structures and traditional bank borrowings to implement the Business Plan and meet our growth targets. No assurances can be made that such financing will be available on terms considered acceptable to the Company.

ITEM 3. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2003 before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Change in Securities

While the rights of all existing shareholders remain unchanged, the Company did complete the shareholder approved 1-for-4 reverse stock split on the comman stock effective February 3, 2003, thus reducing the number of common shares outstanding from 7,698,221 to 1,992,056. The number of common shares into which the Series A Preferred stock and the Series B Convertible Preferred stock can convert were modified accordingly.

ITEM 3.  Defaults Upon Senior Securities

None to report.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) On January 30, 2003, the Company held a Special Shareholders Meeting. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.

(b) The special shareholders meeting did not involve elections of directors.

(c) A total of 5,498,995 shares were voted representing 53.73% of the total 10,234,823 voting shares as of the record date of December 27, 2002. The Company sought the approval of a 1-for-4 reverse stock split.

The result of the election was 5,483,845 shares or 53.58% of the shares outstanding and eligible to vote, voting in favor, with 14,030 shares voting against, and 1,120 shares abstaining. Thus by majority vote of the shares outstanding and eligible to vote, the 1-for-4 reverse stock split was approved. The reverse split was effective February 3, 2003.

(d) There were no settlements to report.

ITEM 5.  Other Information

None to report.

ITEM 6.  Exhibits, List and Reports on Form 8-K

(a) EXHIBITS:

Exhibit
Number   Description

11.               Computation of Earnings Per Share
99.1              Certification of Chairman and Chief Executive Officer
99.2              Certification of Chief Financial Officer

 (b) Reports on Form 8-K

On January 6, 2003, the Company filed an Item 7 Form 8-KA to disclose the required financial statements and pro forma information related to the the completion of the TCTB acquisition, whereby AMEN acquired approximately 65% of the limited partnership interest in TCTB Partners, Ltd.

On January 31, 2003, the Company filed an Item 5 Form 8-K to disclose that the shareholders approved a 1-for-4 reverse stock split at a special meeting held January 30, 2003.

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, AMEN Properties, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMEN Properties, Inc.



May 14, 2003               By: /s/ Eric Oliver
                               ---------------
                           Eric Oliver
                           Chairman and Chief Executive Officer



May 14, 2003               By: /s/ Eric Boyt
                               -------------
                           Eric Boyt
                           Chief Financial Officer and Secretary

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric Oliver, Chairman and Chief Executive Officer of AMEN Properties, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AMEN Properties, Inc. for the quarter ended March 31, 2003;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

       c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Eric Oliver
    ---------------
      Eric Oliver
      Chairman and Chief Executive Officer

Date: May 14, 2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric Boyt, Chief Financial Officer of AMEN Properties, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-KSB of AMEN Properties, Inc. for the quarter ended March 31, 2003;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Eric Boyt
    -------------
      Eric Boyt
      Chief Financial Officer

Date: May 14, 2003

INDEX TO EXHIBITS

Exhibit
Number                     Description
11.      Computation of Earnings Per Share
99.1     Certification of Chairman and Chief Executive Office
99.2     Certification of Chief Financial Officer


EXHIBIT 11. AMEN PROPERTIES, INC.  COMPUTATON OF EARNINGS PER SHARE AS OF MARCH 31, 2003

                                                   For the 3 Months Ended March 31, 2003

                                                                                         Basic           Diluted
                                        Net Shares   Total   Grant/Purch.   Days       Weighted         Weighted
Beginning balance                         Added      Shares      Date    Outstanding    Shares           Shares
                                       --------------------------------------------- -------------  -----------------
Common Stock                                       1,992,056    01/01/03         90   179,285,040        179,285,040
Preferred Stock - Convertible                        849,723    01/01/03         90             -         76,475,070


                                                   ----------                        -------------  -----------------
End of period                                      2,841,779                          179,285,040        255,760,110
Days Outstanding from Beginning of
 Period                                                                                        90                 90
------------------------------------                                                 -------------  -----------------
                                                                                        1,992,056          2,841,779

Net income from continuing
 operations                                                                               106,482            106,482
Net income (loss) per share: basic
 and diluted                                                                                 0.05               0.04
------------------------------------                                                 =============  =================

Loss from discountinued operations                                                              -                  -
Net income (loss) per share: basic
 and diluted                                                                                    -                  -
------------------------------------                                                 =============  =================

Net income (loss)                                                                         106,482            106,482
Net income (loss) per share: basic
 and diluted                                                                                 0.05               0.04
------------------------------------                                                 =============  =================


Exhibit 99.1      Certification of Chief Executive Officer

In connection with the quarterly report of AMEN Properties, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Eric Oliver, Chairman and Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) the Report fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

By: /s/ Eric Oliver
     --------------
     Eric Oliver
     Chairman and Chief Executive Officer

Date:  May 14, 2003

A signed original of this written statement required by Section 906 has been provided to AMEN Properties, Inc. and will be retained by AMEN Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2      Certification of Chief Financial Officer

In connection with the quarterly report of AMEN Properties, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Eric Boyt, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (3) the Report fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (4) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

By: /s/ Eric Boyt
    --------------
    Eric Boyt
    Chief Financial Officer

Date:  May 14, 2003

A signed original of this written statement required by Section 906 has been provided to AMEN Properties, Inc. and will be retained by AMEN Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.