Form 10QSB
period 2003-06-30
AMEN PROPERTIES INC
filed 2003-08-14
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From ________to_______.


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



                         303 W. Wall Street, Suite 1700
                                Midland, TX 79701
 ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (432-684-3821)
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $ .01 Par Value:
2,201,356 shares outstanding as of July 30, 2003

Transitional Small Business Disclosure Format (check one):

Yes          No    X
   --------     --------


                                      INDEX

Part I.    FINANCIAL INFORMATION                                                        PAGE
Item 1.  Consolidated Financial Statements
         Balance Sheet at June  30,  2003 (Unaudited)                                   1

         Consolidated Statements of Operations--for the three and six months ended
         June 30, 2003 and 2002 (Unaudited)                                             2

         Consolidated Statements of Cash Flows--for the six months ended
         June 30, 2003 and 2002 (Unaudited)                                             3

         Notes to Consolidated Financial Statements (Unaudited)                         4

Item 2.    Management's Discussion and Analysis or Plan of Operation                   12

Item 3.    Controls and Procedures                                                     14

Part II.   OTHER INFORMATION

Items 1-6  Exhibits and Reports on Form 8-K                                            15

Signatures                                                                             17

Exhibits                                                                               18

         11.      Computation of Earnings Per Share
         31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
         31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
         32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
         32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002


                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents (notes A3 and D)                                  $      1,621,964
   Accounts receivable net of allowance of $91,066 (note A6)                             74,583
   Short-term investments (notes A4 and D)                                              268,192
                                                                                  -------------

       Total current assets                                                                        $   1,964,739

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $625,884 (notes A7 and A8)                                                         11,795,394

LONG-TERM INVESTMENTS (notes A4 and D)                                                                   298,281

OTHER ASSETS
   Note receivable (note E)                                                             268,795
   Deferred costs                                                                       180,671
   Rents receivable (notes A6 and A12)                                                   73,264
   Deposits and other assets                                                             40,000
                                                                                  -------------

       Total other assets                                                                                562,730
                                                                                                   -------------

                TOTAL ASSETS                                                                     $    14,621,144
                                                                                                   =============

CURRENT LIABILITIES
   Current portion of long-term obligations                                    $        180,644
   Accounts payable                                                                     154,486
   Accrued liabilities (note F)                                                         192,836
   Deferred revenue (note G)                                                             39,598
   Other liabilities                                                                    103,511
                                                                                  -------------

     Total current liabilities                                                                   $       671,075

LONG-TERM OBLIGATIONS
   Deferred revenue (note G)                                                            197,207
   Long-term debt, less current portion (note H)                                      8,992,555
                                                                                  -------------

     Total long-term liabilities                                                                       9,189,762

MINORITY INTEREST (note A11)                                                                             980,540

COMMITMENTS AND CONTINGENCIES                                                                                  -

STOCKHOLDERS' EQUITY (note J)
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
   80,000 Series "A" shares issued and outstanding                                           80
   80,000 Series "B" shares issued and outstanding                                           80
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                             22,014
   Common stock warrants                                                                127,660
   Additional paid-in capital                                                        42,481,507
   Accumulated deficit                                                              (38,857,014)
   Accumulated other comprehensive income                                                 5,440
                                                                                  -------------
       Total stockholders' equity                                                                      3,779,767
                                                                                                   -------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    14,621,144
                                                                                                   =============


               The accompanying footnotes are an integral part of these consolidated financial statements.


                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months Ended       For the Six Months Ended
                                                               June 30,                        June 30,
                                                           2003            2002            2003            2002
                                                       -------------    ------------    -----------     -----------
Rental revenue                                      $     1,088,162  $            -  $   2,159,433   $           -
Operating Expense
   Sales and marketing                                        2,765               -          3,942               -
   General and administrative                               168,579          27,073        285,321          97,159
   Depreciation and amortization                             94,701               -        200,564               -
   Utilities                                                232,536               -        378,933               -
   Building maintenance                                     161,332               -        310,613               -
   Office expense                                           119,292               -        224,598               -
   Taxes, except income                                      47,478               -         99,078               -
                                                       -------------    ------------    -----------     -----------
     Total operating expenses                               826,683          27,073      1,503,049          97,159
                                                       -------------    ------------    -----------     -----------

Net income (loss) from operations                           261,479        (27,073)        656,384        (97,159)

Other income (expense)
   Interest income                                            5,736               -         11,653               -
   Interest expense                                       (154,264)        (42,000)      (347,264)        (84,000)
   Other income                                              28,539               -         69,835               -
                                                       -------------    ------------    -----------     -----------
     Total other income (expense)                         (119,989)        (42,000)      (265,776)        (84,000)
                                                       -------------    ------------    -----------     -----------

Net income (loss) before income taxes, minority
      interest and discontinued operations                  141,490        (69,073)        390,608       (181,159)

Income taxes (note A10)                                           -               -              -               -
Minority interest                                          (96,549)               -      (239,185)               -
                                                       -------------    ------------    -----------     -----------
     Income (loss) from continuing operations                44,941        (69,073)        151,423       (181,159)
                                                       -------------    ------------    -----------     -----------

Loss from discontinued operations (note B)                        -     (1,140,434)         -           (1,478,811)
                                                       -------------    ------------    -----------     -----------

NET INCOME (LOSS)                                   $        44,941  $  (1,209,507)  $     151,423   $  (1,659,970)
                                                       =============    ============    ===========     ===========

Net income (loss) per common share - basic (note
A13)
   Income (loss) from continuing operations         $           .02  $        (.03)  $         .07   $       (.09)
   Loss from discontinued operations                              -           (.57)              -           (.74)
                                                       -------------    ------------    -----------     -----------
   Net income (loss)                                $           .02  $        (.60)  $         .07   $       (.83)
                                                       =============    ============    ===========     ===========
Weighted average number of common shares                  2,047,256       1,992,055      2,019,808       1,991,868
outstanding - basic
                                                       =============    ============    ===========     ===========

Net income (loss) per common share - diluted
(note A13)
   Income (loss) from continuing operations         $           .02  $        (.03)  $         .05   $       (.09)
   Loss from discontinued operations                              -           (.57)              -           (.74)
                                                       -------------    ------------    -----------     -----------
   Net income (loss)                                $           .02  $        (.60)  $         .05   $       (.83)
                                                       =============    ============    ===========     ===========
Weighted average number of common shares
outstanding - diluted                                     2,896,979       1,992,055      2,869,531       1,991,868
                                                       =============    ============    ===========     ===========

            The accompanying footnotes are an integral part of these consolidated financial statements


                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   For the Six Months Ended June 30,
Increase (Decrease) in Cash and Cash Equivalents                                       2003                2002
                                                                                  --------------      --------------
Cash flows from operating activities:
      Net income (loss)                                                       $          151,423  $      (1,659,970)
      Adjustments to reconcile net income (loss) to net cash provided by / (used
      in) operating activities:
         Net (gain) / loss on investments                                                      -             (1,043)
         Allowance for doubtful accounts                                                  29,241                   -
         Depreciation and amortization                                                   200,564                   -
         Depreciation and amortization - discontinued operations                               -           1,046,512
         Minority interest                                                               239,185                   -
         Loss on sale of fixed asset                                                       3,946                   -
      Changes in operating assets and liabilities:
         Accounts receivable                                                              62,140             235,212
         Notes receivable from former officers                                                 -               1,673
         Deposits and other assets                                                           840                 908
         Deferred costs                                                                 (64,453)            (89,281)
         Accounts payable                                                               (60,369)              72,821
         Accrued and other liabilities                                                 (176,292)            (50,540)
         Deferred revenue - long term (note G)                                           127,877           (170,061)
                                                                                   --------------      --------------

      Net cash provided by / (used in) operating activities                              514,102           (613,769)
                                                                                   --------------      --------------
Cash flows from investing activities:
      Purchases of property and equipment                                               (87,535)            (12,263)
      Proceeds from sale of property and equipment                                         5,170                   -
      Sales and maturity of investments                                                  896,115             644,721
      Purchase of investments                                                        (1,092,668)           (826,804)
                                                                                   --------------      --------------

      Net cash used in investing activities                                            (278,918)           (194,346)
                                                                                   --------------      --------------
Cash flows from financing activities:
      Net proceeds from issuance of preferred stock                                            -             292,360
      Net proceeds from issuance of common stock                                               -               7,438
      Minority interest distributions                                                   (13,967)                   -
      Repayments of notes payable                                                      (130,441)                   -
      Repayments of capitalized leases                                                   (9,995)                   -
                                                                                   --------------      --------------

      Net cash (used in) / provided by financing activities                            (154,403)             299,798
                                                                                   --------------      --------------

Net increase / (decrease) in cash and cash equivalents                                    80,781           (508,317)

Cash and cash equivalents at beginning of period                                       1,541,183             901,195
                                                                                   --------------      --------------

Cash and cash equivalents at end of period                                    $        1,621,964  $          392,878
                                                                                   ==============      ==============


            The accompanying footnotes are an integral part of these  consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002
                                   (Unaudited)

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

  The Company's business purpose, according to the business plan approved by the stockholders, is to acquire investments in commercial real estate, oil and gas royalties and stabilized cash flowing businesses or assets. As of June 30, 2003, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland and Lubbock, Texas comprising an aggregate of approximately 539,837 square feet of gross leasable area ("GLA"). The investment was obtained through Delaware's acquisition of an approximate 64.9% partnership interest in TCTB Partners, Ltd. ("TCTB"), a Texas limited partnership. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust. The operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner and beneficial owner of the outstanding limited partnership interest.

2.   Basis of Presentation

  The accompanying unaudited consolidated financial statements as of June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC"). This report should be read in conjunction with Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position and the results of its operations for the interim periods presented have been included. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

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

11.  Minority Interest

Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 35.1% at June 30, 2003.

12.  Revenue recognition

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, accounts receivable include $73,264 of tenant receivables at June 30, 2003, which is expected to be collected over the remaining lives of the leases.

13.  Earnings per Share

Income/(loss) from continuing operations has been decreased/(increased) by preferred stock dividends of approximately $42,000 for the three months ended March 31, 2003 and 2002, respectively. Beginning April 1, 2003 preferred stock dividends have been suspended. See discussion in Note J.

The effects of Series A and B convertible Preferred Stock are included in the computation of diluted earnings per share for the three months and six months ended June 30, 2003 as the Company reported positive net income. The effects are not included in the three months and six months ending June 30, 2002, as their effect is antidilutive.

Disclosures regarding shares and share price have been adjusted to reflect the 1-for-4 reverse stock split dated February 3, 2003 in accordance with generally accepted accounting principles in the United States of America. See note J.

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

In July 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.

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

On December 12, 2002, the assets related to the Offline Business were sold to Blue Hill Media, Inc. for a note receivable in the amount of $275,000 and a 3.5% net profits interest in the Offline Business' future gross margin. The operation of the Offline Business ceased upon the date of the sale. Therefore, except for expenses related to continuing operations, all income and expense related to the Online and Offline business have been reclassified and summarized into loss from discontinued operations.


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

At June 30, 2003, all of the $1,621,964 of cash and cash equivalents was cash in banks.

Investments in the accompanying balance sheet at June 30, 2003 total $566,473. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of June 30, 2003 are as follows:

                                                                    Market            Cost            Unrealized
                                                                     Value            Basis             Gains
                                                                -------------     -------------    -------------
U.S. Government Debt Securities                               $        51,262            50,520              742
Oil and Gas Royalty Trust Fund                                         45,096            40,398            4,698
Oil and Gas Royalty                                                   253,185           253,185                -
Other                                                                 216,930           216,930                -
                                                                -------------     -------------    -------------

                           Total                              $       566,473           561,033            5,440
                                                                =============     =============    =============

The current and long-term portions are as follows:

                                                                    Market            Cost           Unrealized
                                                                    Value             Basis          Gains
                                                                -------------     -------------    -------------
                  Short-term investments                      $       268,192     $     267,450    $         742
                  Long-term investments                               298,281           293,583            4,698
                                                                -------------     -------------    -------------

                                                              $       566,473     $     561,033    $       5,440
                                                                =============      ============     ============

NOTE E - NOTE RECEIVABLE

On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with the Offline Business (see note B). The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross margin of the Offline Business operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. Subsequent to the end of the current quarter, the Company received the second installment payment on the note of $12,500, including principal and interest.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2003:

                  Accrued property taxes                  $        103,200
                  Other liabilities                                 89,636
                                                          ----------------

                                                          $        192,836
                                                          ================
NOTE G - DEFERRED REVENUE

In April 2003, the Company received a one time cash payment of $238,871 from a tenant in the Lubbock building. This represents a prepayment of a buildout loan between the tenant and TCTB, which was structured and recognized as additional rent. The payment was deferred and is being amortized over the term of the lease, approximately seven years.

NOTE H - LONG-TERM OBLIGATIONS

On June 5, 2002, TCTB entered into a loan agreement with Wells Fargo Bank Texas, N.A. for a term note of $6,800,000 and a revolving line of credit which expired in May 2003. The term note bears interest at a fixed rate per annum of 7.23%. Commencing on June 30, 2002, TCTB began making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (e) a final judgment or order for the payment of money in excess of $100,000.

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

NOTE I - RELATED PARTY TRANSACTIONS

At June 30, 2003, related parties leased approximately 37,000 square feet of approximately 539,837 square feet of GLA. TCTB received rental income from these related parties of approximately $69,317 during the quarter ended June 30, 2003.

NOTE J - STOCKHOLDERS' EQUITY

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

The Company entered into agreements effective May 30, 2003 with its Series A and Series B Preferred Shareholders pursuant to which the Preferred Shareholders agreed to the suspension of the accrual of dividends on the Series A and Series B Preferred Stock from and after April 1, 2003. Additionally, the Company agreed to declare and pay the accrued and unpaid dividends of $360,000 on the Preferred Stock through March 31, 2003 in shares of the Company's common stock. As a result, the Company issued 209,300 unregistered shares of common stock of the Company to satisfy the accrued dividend as of March 31, 2003. In addition, the Preferred Shareholders agreed to amend the designations to effect the terms of the agreement.

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

Results of Operations

For the quarter ended June 30, 2003, the Company reported net income of $44,941 as compared to a net loss of $1,209,507 the same quarter in 2002. This significant increase was the result of the sale of the unprofitable Online Business and the acquisition of approximately 65% of the limited partnership interest in TCTB, which is discussed in the financial statements located in Item 1 of this report.

The loss from discontinued operations, recorded in accordance with SFAS 144, for the three months and six months ended June 30, 2002 amounted to $1,140,304 and $1,478,811 respectively. This represents the loss associated with the Online and Offline assets, which were sold effective October 1, 2002 and December 13, 2002, respectively.

Total rental revenue for the quarter ending June 30, 2003, was $1,088,162 with no comparison for the same quarter of 2002. The revenue represents rental income from tenants occupying the commercial real estate buildings owned by TCTB.

General and administrative expenses were $168,579 during the second quarter of 2003. The increase of $141,506 over the same period in 2002 is primarily a result of additional expenses in 2003 from TCTB. The 2003 expenses are representative of the type of expenses that are incurred in current operations.

The remainder of the operating costs relate to the expenses incurred at TCTB to operate the buildings. Interest expense of $154,264 is comprised $118,485 of interest paid on the Wells Fargo Bank Texas, N.A. note and approximately $35,779 of accrued interest on the notes payable to the selling Partners of TCTB. Other income of $28,539 primarily represents distributions received from the Company's royalty trust investments.

Comparison of net income for the three months ended March 31, 2003 to the net income for the three months then ended June 30, 2003 shows a decline of $61,541. The decline is primarily a result of items including non-recurring legal expense of approximately $16,000 and additional utility expense of approximately $80,000. This was partially offset by the $42,000 benefit from suspending the dividends on the Preferred A and B stock.

Liquidity and Capital Resources

During the six months ending June 30, 2003 and 2002, net cash provided by / (used in) operating activities, including discontinued operations, was $514,102 and $(613,769) respectively. The Company had recurring positive operating cash flow of approximately $275,000, excluding the effect of a $238,000 cash payment received from a tenant (see Note J to the Financial Statements for further discussion), for the six months ended June 30, 2003.

Net cash used by investing activities was $278,918 for the six months ending June 30, 2003 and $194,346 for the same period of 2002. For the six months ending June 30, 2003 purchases of property and equipment mainly consist of tenant improvements at TCTB, and purchases and sales of investments relates to the Company's Royalty Trust investments.

Net cash used by financing activities for the six months ended June 30, 2003 was $154,403 as compared to net cash provided by financing activities in 2002 of $299,798. This was primarily a result of the issuance of the Series B Convertible Preferred stock in 2002.

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

ITEM 3. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 1, 2003 before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Change in Securities
The Company issued 209,300 shares of common stock to the Series A and Series B Preferred Shareholders on June 6, 2003 to satisfy the accrued dividends payable. (see Note J to the Financial Statements for further discussion)

ITEM 3.  Defaults Upon Senior Securities

None to report.

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 7, 2003, the Company held its annual meeting of shareholders. At the meeting, the following proposals were voted upon by the Company's shareholders. At the record date, April 2, 2003 there were 1,992,056 shares of common stock, 333,333 of Preferred A and 233,276 of Preferred B issued. A total of 2,558,666 voting shares and 2,051,463 (80.18%) of the shares, which represents the necessary quorum, voted on the proposals.

Proposal I:  To elect the following nominees as directors:

It was proposed that six members be elected at the meeting to the Board of Directors.

   Proposal I                                For       Percentage                      Percentage
                                                       of Votes                        of Votes
                                                       Cast                Against     Cast        Abstain
Eric L. Oliver                            2,038,538     99.37%             12,925      .63%           -
Jon M. Morgan                             2,038,538     99.37%             12,925      .63%           -
Bruce E. Edgington                        2,038,538     99.37%             12,925      .63%           -
Earl E. Gjelde                            2,038,538     99.37%             12,925      .63%           -
Donald M. Blake Jr.                       2,038,538     99.37%             12,925      .63%           -
G. Randy Nicholson                        2,038,538     99.37%             12,925      .63%           -


ITEM 5.  Other Information

None to report.

ITEM 6.  Exhibits, List and Reports on Form 8-K

(a) EXHIBITS:


 Exhibit
 Number             Description
 -------            -----------
  11.               Computation of Earnings Per Share
  31.1              Certification of Chief Executive Officer Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
  31.2              Certification of Chief Financial Officer Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
  32.1              Certification of Chief Executive Officer Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
  32.2              Certification of Chief Financial Officer Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K

On April 4, 2003 the Company filed a Current Report on Form 8-K announcing the receipt of a notification from Nasdaq that the Company had evidenced compliance with the final requirement necessary for continued listing on the Nasdaq SmallCap Market, as set fourth in the Nasdaq Listing Qualifications Panel decision dated December 17, 2002.

On June 4, 2003 the Company filed a Current Report on Form 8-K to disclose the issuance of a common stock dividend to satisfy the accrued Series A and Series B Preferred Shareholders dividends and the suspension of Series A and Series B dividends.

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, AMEN Properties, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMEN Properties, Inc.



August 12, 2003                   By: /s/ Eric Oliver
                                      ---------------
                                          Eric Oliver
                                          Chairman and Chief Executive Officer



August 12, 2003                   By: /s/ Eric Boyt
                                      -------------
                                          Eric Boyt
                                          Chief Financial Officer and Secretary


INDEX TO EXHIBITS

 Exhibit
 Number             Description
 -------            ------------
  11.               Computation of Earnings Per Share
  31.1              Certification of Chief Executive Officer Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
  31.2              Certification of Chief Financial Officer Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
  32.1              Certification of Chief Executive Officer Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
  32.2              Certification of Chief Financial Officer Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002



                              AMEN PROPERTIES, INC.
                  EXHIBIT 11. COMPUTATON OF EARNINGS PER SHARE




                                                                                  Current        Year to Date
                                         Net Shares    Total       Grant/Purch.   Period Days    Days
                                           Added       Shares      Date           Outstanding    Outstanding
                                           -----      ---------    --------    --------------    -----------
Common Stock                                 -        1,992,056    01/01/03           91             181
Common Stock Dividend                     209,300       209,300    06/06/03           24              24
Preferred Stock - Convertible                -          849,723    01/01/03           91             181

                                          -------      ---------
End of period                             209,300      3,051,079
Days Outstanding from
 Beginning of Period
---------------------


Net income from continuing operations
Net income from continuing
 operations per share: basic and diluted
========================================

Net income
Net income per share: basic and diluted
---------------------------------------


                                                           For the Three Months                  For the Six Months
                                                           Ended June 30, 2003                   Ended June 30, 2003
                                                        ---------------------------          -----------------------------
                                                         Basic           Diluted              Basic            Diluted
                                                         Weighted        Weighted             Weighted         Weighted
                                                         Shares          Shares               Shares           Shares
                                                        -----------     -----------          -----------      ------------
Common Stock                                            181,277,096     181,277,096          360,562,136      360,562,136
Common Stock Dividend                                     5,023,200       5,023,200            5,023,200        5,023,200
Preferred Stock - Convertible                                     -      77,324,793                           153,799,863


                                                        -----------     -----------          -----------      -----------
End of period                                           186,300,296     263,625,089          365,585,336      519,385,199
Days Outstanding from
 Beginning of Period                                             91              91                  181              181
                                                        -----------     -----------          -----------      -----------
                                                          2,047,256       2,896,979            2,019,808        2,869,531

Net income from continuing operations                        44,941          44,941              151,423          151,423
Net income from continuing
 operations per share: basic and diluted                       0.02            0.02                 0.07             0.05
                                                        ===========     ===========          ===========      ===========

Net income                                                   44,941          44,941              151,423          151,423
Net income per share: basic and diluted                        0.02            0.02                 0.07             0.05
                                                        ===========     ===========          ===========      ===========

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric Oliver, Chairman and Chief Executive Officer of AMEN Properties, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AMEN Properties, Inc. for the quarter ended June 30, 2003;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

       a) Designed such internal controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

By: /s/ Eric Oliver
   ----------------
      Eric Oliver
      Chairman and Chief Executive Officer

Date: August 12, 2003

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric Boyt, Chief Financial Officer of AMEN Properties, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AMEN Properties, Inc. for the quarter ended June 30, 2003;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

       a) Designed such internal controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

By: /s/ Eric Boyt
   --------------
      Eric Boyt
      Chief Financial Officer

Date: August 12, 2003

EXHIBIT 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of AMEN Properties, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Eric Oliver, Chairman and Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

By: /s/ Eric Oliver
   ----------------
        Eric Oliver
        Chairman and Chief Executive Officer

Date:  August 12, 2003

A signed original of this written statement required by Section 906 has been provided to AMEN Properties, Inc. and will be retained by AMEN Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of AMEN Properties, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Eric Boyt, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

Date:  August 12, 2003

A signed original of this written statement required by Section 906 has been provided to AMEN Properties, Inc. and will be retained by AMEN Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.