Form 10QSB
period 2003-09-30
AMEN PROPERTIES INC
filed 2003-11-07
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934 For the Period Ended September 30, 2003

                                       or

    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
              Exchange Act of 1934 For the Transition Period From
                       ________________to_______________.

                        Commission file number 000-22847

                              AMEN Properties, Inc.
                              ---------------------
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

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $ .01 Par Value:
2,201,356 shares outstanding as of October 21, 2003

Transitional Small Business Disclosure Format (check one):

Yes                       No     X
      --------------        --------------


                                      INDEX

Part I.    FINANCIAL INFORMATION                                                               PAGE

Item 1.  Consolidated Financial Statements
         Balance Sheet at September 30,  2003 (Unaudited)                                        1

         Consolidated Statements of Operations--for the three and nine months ended
         September 30, 2003 and 2002 (Unaudited)                                                 2

         Consolidated Statements of Cash Flows--for the nine months ended
         September 30, 2003 and 2002 (Unaudited)                                                 3

         Notes to Consolidated Financial Statements (Unaudited)                                  4

Item 2.    Management's Discussion and Analysis or Plan of Operation                             12

Item 3.    Controls and Procedures                                                               15

Part II.   OTHER INFORMATION

Items 1-6  Exhibits and Reports on Form 8-K                                                      15

Signatures                                                                                       16

Exhibits                                                                                         17

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


                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents (notes A3 and D)                                  $      1,898,788
   Accounts receivable net of allowance of $91,066 (note A6)                             81,532
   Short-term investments (notes A4 and D)                                              989,631
                                                                                  -------------

       Total current assets                                                                        $   2,969,951

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $722,999 (notes A7 and A8)                                                         11,709,748

LONG-TERM INVESTMENTS (notes A4 and D)                                                                   106,950

OTHER ASSETS
   Note receivable (note E)                                                             259,661
   Deferred costs                                                                       157,707
   Rents receivable (notes A6 and A12)                                                   74,276
                                                                                  -------------

       Total other assets                                                                                491,644
                                                                                                   -------------

                TOTAL ASSETS                                                                     $    15,278,293
                                                                                                   =============

CURRENT LIABILITIES
   Current portion of long-term obligations                                    $        183,991
   Accounts payable                                                                      97,742
   Accrued liabilities (note F)                                                         718,624
   Deferred revenue (note G)                                                             35,596
   Other liabilities                                                                    139,384
                                                                                  -------------

     Total current liabilities                                                                   $     1,175,337

LONG-TERM OBLIGATIONS
   Deferred revenue (note G)                                                            188,875
   Long-term debt, less current portion (note H)                                      8,945,907
                                                                                  -------------

     Total long-term liabilities                                                                       9,134,782

MINORITY INTEREST (note A11)                                                                           1,082,731

COMMITMENTS AND CONTINGENCIES                                                                                  -

STOCKHOLDERS' EQUITY (note J)
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
   80,000 Series "A" shares issued and outstanding                                           80
   80,000 Series "B" shares issued and outstanding                                           80
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                             22,014
   Common stock warrants                                                                127,660
   Additional paid-in capital                                                        42,481,507
   Accumulated deficit                                                              (38,760,134)
   Accumulated other comprehensive income                                                14,236
                                                                                  -------------
       Total stockholders' equity                                                                      3,885,443
                                                                                                   -------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    15,278,293
                                                                                                   =============


          The accompanying footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months Ended       For the Nine Months Ended
                                                               September 30,                   September 30,
                                                           2003            2002            2003            2002
                                                       -------------    ------------    -----------     -----------
Rental revenue                                         $  1,091,741     $         -     $3,251,174      $        -
Operating Expense
   Sales and marketing                                        1,728               -          5,671               -
   General and administrative                               128,610          20,671        413,931         117,830
   Depreciation and amortization                            103,027               -        303,591               -
   Utilities                                                230,426               -        609,359               -
   Building maintenance                                     148,364               -        458,977               -
   Office expense                                           124,487               -        349,085               -
   Taxes, except income                                      52,170               -        151,248               -
                                                       -------------    ------------    -----------     -----------
     Total operating expenses                               788,812          20,671      2,291,862         117,830
                                                       -------------    ------------    -----------     -----------

Net income (loss) from operations                           302,929         (20,671)       959,312        (117,830)

Other income (expense)
   Interest income                                            7,700               -         19,353               -
   Interest expense                                        (153,562)        (42,000)      (500,826)       (126,000)
   Other income                                              42,004               -        111,839               -
                                                       -------------    ------------    -----------     -----------
     Total other income (expense)                          (103,858)        (42,000)      (369,634)       (126,000)
                                                       -------------    ------------    -----------     -----------

Net income (loss) before income taxes, minority
      interest and discontinued operations                  199,071         (62,671)       589,678        (243,830)

Income taxes (note A10)                                           -               -              -               -
Minority interest                                          (102,191)              -       (341,376)              -
                                                       -------------    ------------    -----------     -----------
     Income (loss) from continuing operations                96,880         (62,671)       248,302        (243,830)
                                                       -------------    ------------    -----------     -----------

Loss from discontinued operations (note B)                        -      (1,956,513)             -      (3,435,325)
                                                       -------------    ------------    -----------     -----------

NET INCOME (LOSS)                                      $     96,880     $(2,019,184)    $  248,302     $(3,679,155)
                                                       =============    ============    ===========     ===========

Net income (loss) per common share - basic (note A13)
   Income (loss) from continuing operations            $        .04     $      (.03)    $      .12     $      (.12)
   Loss from discontinued operations                              -            (.98)             -           (1.72)
                                                       -------------    ------------    -----------     -----------
   Net income (loss)                                   $        .04     $     (1.01)    $      .12     $     (1.84)
                                                       =============    ============    ===========     ===========
Weighted average number of common shares
outstanding - basic                                       2,201,356       1,992,055      2,081,316       1,991,931
                                                       =============    ============    ===========     ===========

Net income (loss) per common share - diluted (note A13)
   Income (loss) from continuing operations            $        .03     $      (.03)    $      .08     $      (.12)
   Loss from discontinued operations                              -            (.98)             -           (1.72)
                                                       -------------    ------------    -----------     -----------
   Net income (loss)                                   $        .03     $     (1.01)    $      .08     $     (1.84)
                                                       =============    ============    ===========     ===========
Weighted average number of common shares
outstanding - diluted                                     3,051,079       1,992,055      2,931,039       1,991,931
                                                       =============    ============    ===========     ===========

            The accompanying footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       For the Nine Months Ended
                                                                                               September 30,
Increase (Decrease) in Cash and Cash Equivalents                                        2003                2002
                                                                                    --------------     ---------------

Cash flows from operating activities:
      Net income (loss)                                                             $     248,302      $   (3,679,155)
      Adjustments to reconcile net income (loss) to net cash provided by /
      (used in) operating activities:
         Net (gain) / loss on investments                                                  (4,001)              9,700
         Allowance for doubtful accounts                                                   29,241                   -
         Depreciation and amortization                                                    303,591                   -
         Depreciation, amortization and impairment - discontinued operations                    -           1,520,967
         Minority interest                                                                341,376                   -
         Loss on sale of fixed asset                                                        3,946              53,209
      Changes in operating assets and liabilities:
         Accounts receivable                                                               63,314             445,450
         Notes receivable from former officers                                                  -              17,856
         Deposits and other assets                                                            840                (370)
         Deferred costs                                                                   (47,000)             81,460
         Accounts payable                                                                (117,113)                398
         Accrued and other liabilities                                                   (123,191)            804,353
         Deferred revenue                                                                 115,542            (285,144)
                                                                                    --------------     ---------------

      Net cash provided by / (used in) operating activities                               814,847          (1,031,276)
                                                                                    --------------     ---------------

Cash flows from investing activities:
      Purchases of property and equipment                                                 (99,405)            (12,263)
      Proceeds from sale of property and equipment                                          5,170                   -
      Sales and maturity of investments                                                 1,448,690             864,119
      Purchase of investments                                                          (1,623,989)           (819,286)
                                                                                    --------------     ---------------

      Net cash (used in) / provided by  investing activities                             (269,534)             32,570
                                                                                    --------------     ---------------

Cash flows from financing activities:
      Net proceeds from issuance of preferred stock                                             -             289,091
      Net proceeds from issuance of common stock                                                -               7,438
      Minority interest distributions                                                     (13,967)                  -
      Repayments of notes payable                                                        (163,746)                  -
      Repayments of capitalized leases                                                     (9,995)                  -
                                                                                    --------------     ---------------

      Net cash (used in) / provided by financing activities                              (187,708)            296,529
                                                                                    --------------     ---------------

Net increase / (decrease) in cash and cash equivalents                                    357,605            (702,177)

Cash and cash equivalents at beginning of period                                        1,541,183             901,195
                                                                                    --------------     ---------------

Cash and cash equivalents at end of period                                          $   1,898,788      $      199,018
                                                                                    ==============     ===============

                The accompanying footnotes are an integral part of these consolidated financial statements.


                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (Unaudited)

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

  The Company's business purpose, according to the business plan approved by the stockholders, is to acquire investments in commercial real estate, oil and gas royalties and stabilized cash flowing businesses or assets. As of September 30, 2003, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland and Lubbock, Texas comprising an aggregate of approximately 539,837 square feet of gross leasable area ("GLA"). The investment was obtained through Delaware's acquisition of an approximate 64.9% partnership interest in TCTB Partners, Ltd. ("TCTB"), a Texas limited partnership. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust. The operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner and beneficial owner of the outstanding limited partnership interest.

2.       Basis of Presentation

  The accompanying unaudited consolidated financial statements as of September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC"). This report should be read in conjunction with Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for fair presentation of the Company's financial position and the results of its operations for the interim periods presented have been included. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

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

3.       Cash Equivalents

  The Company considers cash on hand, cash on deposit in banks, money market mutual funds and highly liquid debt instruments purchased with a maturity of three months or less to be a cash and cash equivalent. The Company maintains cash and cash equivalents at several financial institutions which at times may not be federally insured or may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on such accounts.

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

9.       Deferred Costs

Deferred costs primarily consist of deferred financing costs, prepaid insurance, leasing commissions, and investor relations costs. Deferred financing costs are amortized as interest expense over the life of the related debt. Insurance costs are amortized over the life of the policy. Leasing commissions are amortized over the life of the lease. Investor relations costs are amortized ratably over the term of service, generally one year.

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

11.      Minority Interest

Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 35.1% at September 30, 2003.

12.      Revenue recognition

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, accounts receivable include $74,276 of tenant receivables at September 30, 2003, which is expected to be collected over the remaining lives of the leases.

13.    Earnings per Share

Income/(loss) from continuing operations has been decreased/(increased) by preferred stock dividends of approximately $42,000 for the three months ended March 31, 2003 and 2002, respectively. Beginning April 1, 2003 preferred stock dividends have been suspended. See discussion in Note J.

The effects of Series A and B convertible Preferred Stock are included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2003 as the Company reported positive net income. The effects are not included in the three months and nine months ending September 30, 2002, as their effect is antidilutive.

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

At September 30, 2003, all of the $1,898,788 of cash and cash equivalents was cash in banks.

Investments in the accompanying balance sheet at September 30, 2003 total $1,096,581. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of September 30, 2003 are as follows:



                                                                    Market            Cost            Unrealized
                                                                     Value            Basis             Gains
                                                                -------------     -------------    -------------
U.S. Government Debt Securities                               $       406,980           400,632            6,348
Oil and Gas Royalty Trust Fund                                         44,600            38,107            6,493
Oil and Gas Royalty                                                   253,185           253,185                -
Other                                                                 391,816           391,816                -
                                                                -------------     -------------    -------------

                           Total                              $     1,096,581         1,083,740           12,841
                                                                =============     =============    =============

The current and long-term portions are as follows:

                                                                    Market            Cost          Unrealized
                                                                     Value            Basis             Gains
                                                                -------------     -------------    -------------
                  Short-term investments                      $       989,631     $     983,283    $       6,348
                  Long-term investments                               106,950           100,457            6,493
                                                                -------------     -------------    -------------

                                                              $     1,096,581     $   1,083,740    $      12,841
                                                                =============      ============     ============

NOTE E - NOTE RECEIVABLE

On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with the Offline Business (see note B). The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross margin of the Offline Business operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. Subsequent to the end of the current quarter, the Company received the third installment payment on the note of $12,500, including principal and interest.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2003:

      Contract payable - short sale of investments        $     508,560
      Accrued property taxes                                    154,800
      Other liabilities                                          55,264
                                                          -------------

                                                          $     718,624
                                                          =============

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

NOTE I - RELATED PARTY TRANSACTIONS

At September 30, 2003, related parties leased approximately 37,000 square feet of approximately 539,837 square feet of GLA. TCTB received rental income from these related parties of approximately $69,067 during the quarter ended September 30, 2003 and $207,699 for the nine months ended September 30, 2003.

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

Results of Operations

For the quarter ended September 30, 2003, the Company reported net income of $96,880 as compared to a net loss of $2,019,184 the same quarter in 2002. This significant increase was the result of the sale of the unprofitable Online Business and the acquisition of approximately 65% of the limited partnership interest in TCTB, which is discussed in the financial statements located in Item 1 of this report.

The loss from discontinued operations, recorded in accordance with SFAS 144, for the three months and nine months ended September 30, 2002 amounted to $1,956,513 and $3,435,325 respectively. This represents the loss associated with the Online and Offline assets, which were sold effective October 1, 2002 and December 13, 2002, respectively.

Total rental revenue for the quarter ending September 30, 2003, was $1,091,741 with no comparison for the same quarter of 2002. The revenue represents rental income from tenants occupying the commercial real estate buildings owned by TCTB.

General and administrative expenses were $128,610 during the third quarter of 2003. The increase of $107,939 over the same period in 2002 is primarily a result of additional expenses in 2003 from TCTB. The 2003 expenses are representative of the type of expenses that are incurred in current operations.

The remainder of the operating costs relate to the expenses incurred at TCTB to operate the buildings. Interest expense of $153,562 is comprised $117,689 of interest paid on the Wells Fargo Bank Texas, N.A. note and approximately $35,873 of accrued interest on the notes payable to the selling Partners of TCTB. Other income of $42,004 primarily represents distributions received from the Company's royalty trust investments and approximately $6,000 in recoveries on previously written off receivables.

Comparison of net income for the three months ended June 30, 2003 to the net income for the three months then ended September 30, 2003 shows an increase of $51,939. The increase is primarily a result of approximately $16,000 of non-recurring legal expense reported during the second quarter and a decrease in operations expenses during the third quarter. The operations expense decrease is largely due to a decline in contracted accounting work.

Liquidity and Capital Resources

During the nine months ending September 30, 2003 and 2002, net cash provided by / (used in) operating activities, including discontinued operations, was $814,847 and $(1,031,276) respectively. The Company's positive operating cash flow for the period ending September 30, 2003 includes the effect of a one time cash payment $238,871 received from a tenant (see Note G to the Financial Statements for further discussion).

Net cash used in investing activities was $269,534 for the nine months ending September 30, 2003 compared to $32,570 provided by for the same period of 2002. For the nine months ending September 30, 2003 purchases of property and equipment mainly consist of tenant improvements at TCTB, and purchases and sales of investments relates to the Company's Royalty Trust investments. Beginning in September 2003 management began selling short a portion of the Company's Royalty Trust investments. The consummation of the sale was not completed by the end of the third quarter and the short sale is shown as an accrued liability at September 30, 2003.

Net cash used in financing activities for the nine months ended September 30, 2003 was $187,708 which primarily consists of repayments of notes payable at TCTB. Net cash provided by financing activities in 2002 of $296,529 was primarily a result of the issuance of the Series B Convertible Preferred stock in 2002.

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

ITEM 3. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 17, 2003 before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

 (b) Reports on Form 8-K

On August 30, 2003 Eric Boyt tendered his resignation as Chief Financial Officer and Corporate Secretary of the Company. With a unanimous vote, the Board of Directors accepted Mr. Boyt's resignation on September 1, 2003, and appointed John M. James as the new Chief Financial Officer and Corporate Secretary. This transition was anticipated since Mr. James employment as Controller of the Company in April 2003. Mr. Boyt will continue to advise the company in future business development opportunities.



                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, AMEN Properties, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMEN Properties, Inc.



November 4, 2003                    By: /s/ Eric L. Oliver
                                        -------------------------
                                        Eric L. Oliver
                                        Chairman and Chief Executive Officer



November 4, 2003                    By: /s/ John M. James
                                        -------------------------
                                        John M. James
                                        Chief Financial Officer and Secretary

INDEX TO EXHIBITS

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