Form 10KSB
period 2003-12-31
AMEN PROPERTIES INC
filed 2004-04-01
CIK 1037599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2003

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-22847

                              AMEN Properties, Inc.
                    (Exact Name of Registrant in Its Charter)


         Delaware                                        54-1831588
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

         303 West Wall St. Suite 1700
                 Midland, TX                                   79701
   ----------------------------------------                  ----------
   (Address of Principal Executive Offices)                  (Zip Code)

                                  432-684-3821
                                  ------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

The issuer's revenues from continuing and discontinued operations for the twelve months ended December 31, 2003 were $4,345,099.

The Company is not considered an investment company.

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold at March 10, 2004 was approximately $5.2 million. The total number of shares outstanding of the issuer's common stock as of March 10, 2004 was 2,201,356.

Transitional Small Business Disclosure Format (Check One):  Yes    No  X

Documents Incorporated by Reference

Exhibits to certain of the Company's filings are incorporated by reference as Exhibits to this Report as set forth in Part III, Item 13.

Portions of the Company's definitive proxy statement for its 2004 annual shareholders meeting to be filed on or before April 29, 2004, are incorporated by reference in Part III. In addition, portions of the Company's definitive
Schedule 14-A dated August 27, 2002 are  incorporated by reference in Part I and
Part II.


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

Overview

Through the end of December 31, 2002 AMEN Properties, Inc. (hereinafter referred to as "AMEN" or "the Company"), operated under the name Crosswalk.com, Inc. and was primarily known as the creator of crosswalk.com(TM), an interactive website that provides information and resources that the Company believed generally appeals to the English speaking Christian and family-friendly community. The Company was originally incorporated as DIDAX Inc. in January 1997. From our inception through September 2002, our revenue was generated through the development and aggregation of Internet content and services; online and offline advertising sales, royalty sales, as well as the resale of products specifically designed to meet the needs of Christian users of the Internet and the World Wide Web.

On October 4, 2002 Amen sold the crosswalk.com website, with shareholder approval to Salem Communications for approximately $4.1 million in cash. In addition to the sale the shareholders were presented with a new business plan (the "Business Plan"). The Business Plan recommended a new management team that would attempt to acquire cash generating assets in order to exploit a net operating loss carryforward (NOL) of in excess of $29 million. This plan initially focuses on value added plays in three distinct arenas that have historically generated large amounts of ordinary income. These three areas are
1) acquiring office space in secondary stagnant markets, 2) acquiring office space in out of favor growth markets and 3) acquiring investments in oil and gas royalties. While this is our initial plan, management is also interested in the acquisition of other properties and businesses that have a consistent and stable cash flow history. On September 19, 2002, the shareholders approved all three items up for vote, (i) the sale of crosswalk.com, (ii) the adoption of the new Business Plan, as described in further detail in the Company's definitive
Schedule 14A dated August 27, 2002, and (iii) the change in the Company name to AMEN Properties, Inc. The name change became effective October 9, 2002 and the Company's trading symbol on the Nasdaq SmallCap Market remained AMEN. Effective October 1, 2002, our executive offices were relocated to 303 W. Wall St. Suite 1700, Midland, TX 79701. Our phone number is 432-684-3821 and the facsimile number is 432-685-3143.

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

The Company makes available, free of charge, its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish them to the Securities Exchange Commission. These reports may also be obtained directly from the SEC via an Internet site (http://www.sec.gov) and at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company will also provide to any person, free of charge, a copy of the Company's Code of Business Conduct and Ethics upon request made to the Company at 303 West Wall St., Suite 1700, Midland, Texas 79701, attn: Mr. John M. James.

Status of Business Plan

Shortly after the adoption of the Business Plan, the Company implemented the initial phase by entering into an agreement with certain limited partners of TCTB Partners, Ltd. ("TCTB") on October 31, 2002. Pursuant to the agreement, the Company acquired a 64.9% limited partnership interest in TCTB effective October 1, 2002. Effective January 1, 2004 the Company entered into an agreement with certain limited partners of TCTB in which the Company acquired an additional 6.485533% limited partnership interest in TCTB. This additional interest purchased combined with the initial limited partnership interest purchased in 2002 gives the Company a total of 71.348013 % limited partnership interest in TCTB. The assets of TCTB are two secondary office market properties in Midland and Lubbock, Texas, collectively referred to as "the Properties". (See Item 2 below for further description of the Properties.)

TCTB is managed and operated by its general partner, TCTB Company, Inc. The Company does not own any interest in TCTB Company, Inc., which is primarily owned by the original limited partners of TCTB, but the Company has the authority to change the general partner of TCTB due to its ownership of approximately 71.348013% of the LP Interests of TCTB. Both Mr. Eric Oliver and Mr. Jon Morgan, officers and directors of the Company, own interests in TCTB Company, Inc., and Mr. Morgan is the president of TCTB Company, Inc.

This past year has not been a breakout year for the Company but has served to establish a baseline operating history in which to benchmark the future performance of our fully transitioned company. We pursued numerous acquisition opportunities, none of which were consummated. If we had consummated a couple of these acquisition opportunities, it could have provided the Company with more of an exponential growth model. Ultimately, these potential acquisitions taxed both time and some monies in due diligence efforts, but we abandoned or put on hold when unacceptable risk elements could not be resolved. At the end of the year, we sat with virtually the same asset mix in which we started. As a result we are slightly behind our intended growth schedule.

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

Going forward, our initial objective is to actively monitor TCTB and build a revenue-generating asset portfolio while not compromising our integrity and founding Christian values. In addition, management intends to pursue other types of property and business endeavors, including but not limited to, real estate investment trusts and partnership interests for which there is a reasonable degree of accuracy in ascertaining the risks associated with their future. In particular, we are interested in existing businesses with management in place that have a stable cash flow history. (For further discussion of our strategy and investment policies see Item 2 "Properties" below.)

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

We are also sensitive to the fact that we operate in a restrictive paradigm of not being able to access traditional equity sources without compromising our NOL balances. We hope we can continue to preserve our NOL, but certain issues outside our control may occur which could jeopardize this position. If a larger deal that would require an expansion of our equity base presents itself, we would welcome sacrificing our NOL if the value added exceeded the present value we have assigned it (see "Managements Discussion and Analysis" below for further description of NOL value). If our capital does become limited, we intend to make acquisitions through limited partnerships in a structure whereby AMEN would be the general partner/manager, while property specific equity providers would be the limited partners. However, we do not currently have any agreements or arrangements relating to such financing, and no assurances can be made that such financing will be available on terms acceptable to us.

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

Management and Staff

Our management consists of Eric Oliver, Chairman of the Board and Chief Executive Officer, Jon Morgan, President and Chief Operating Officer and John M. James, Chief Financial Officer and Corporate Secretary. Currently John M. James is the only full time employee at AMEN. TCTB has nine full time employees who assist in the day-to-day operations of the Properties.

AMEN management believes operational and accounting controls are essential to any successful business plan. During the implementation of the Business Plan the Company maintained a high standard as TCTB has well established control policies in managing the real estate operations of the Properties. Despite the minimal corporate staff, we have in place adequate controls to ensure the security of cash on hand, viability of cash disbursements and complete and accurate recording and reporting of cash receipts.

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

"In addition to any other appropriate legend, prior to its issuance each and every share certificate to be issued by this Corporation shall be inscribed with a legend that states:

     `ThisCorporation is a religious corporation. All shares of this [C]orporation are subject to the terms as set forth in the BYLAWS of the corporation which restricts the amendment or deletion of that section of the BYLAWS which prescribes a corporate Statement of Faith in the LORD JESUS CHRIST and directs or prohibits certain corporate actions on the basis of the Statement of Faith.'"

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

ITEM 2.  DESCRIPTION OF PROPERTIES

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

Management intends to pursue opportunities in these areas based on favorable market evaluations and availability. Our evaluations of these opportunities will be based on a system whereby we formulate a cash flow series with at least 10 possible outcomes. We will then assign probability percentages to each of the outcomes. Based on the assigned probabilities, we will arrive at weighted return of total capital. These returns should meet the following four criteria to warrant additional due diligence:

     1.   Return on Total Capital (ROTC) of not less than 15% for the project
     2.   ROTC of at least 12% at the end of Year 1
     3.   Less than 10% assigned probability for an outcome ROTC of less than 5%
     4.   At least a 20% cumulative probability for an outcome ROTC of more than
          20%

The last two parameters serve to focus our attention on opportunities we can model with limited risk but significant upside potential. By using leverage on these minimum rates of return, we will attempt to choose opportunities that attain our necessary return on equity targets. With the exception of the TCTB acquisition, no significant acquisition has been made at this time, as deals that meet our criteria in our primary focus area of royalties and commercial office buildings have not been attractive in the short-term. While this methodology was not utilized in the Company's purchase of the TCTB limited partnership interest, this acquisition was deemed, and has proven to be, a solid investment in which to launch the new Business Plan.

Description of Real Estate and Operating Data

The Properties are owned by TCTB and managed and operated by TCTB Company, Inc., as general partner of TCTB. AMEN initially acquired 64.9% of the limited partnership interest of TCTB and an additional 6.485% effective January 1, 2004. The Properties consist of commercial real estate in Midland and Lubbock, Texas. The twenty-four-story Midland property, where the Company's headquarters are located, was completed in 1977 and encompasses 329,178 rentable square feet and is approximately 78% occupied. It also includes a 17-lane drive through bank and a 900 space-parking garage. The average lease term is 4 years and the major tenant is Bank of America. There are a total of two tenants in the Midland building who account for ten percent or more of the rentable space, consisting of the bank and Pioneer Natural Resources, Inc., a public oil and gas company. The Lubbock property was built in 1966 and is a fifteen story high rise with 210,659 rentable square feet, a 214 space parking garage, and is approximately 79% occupied. TCTB has a non-cancelable operating lease for land on which a portion of the Lubbock, TX rental property is built. The lease will expire in 2013 and the existing monthly lease payments are $3,930. Wells Fargo Bank is the primary tenant in the Lubbock building and the average tenant lease term is 5 years. There are a total of two tenants occupying ten percent or more of the rentable space, consisting of the bank and a law firm. A limited investment in building improvements of $160,000 ($114,157 net to AMEN's interest) are planned or anticipated in the Properties for 2004, and the Properties are held for income generating capabilities. The 2003 average annual net rental per occupied square foot for the Midland and Lubbock buildings was $8.42 and $11.03, respectively.

The following table sets forth certain information concerning lease expirations, excluding month to month leases and assuming no renewals for each Property:


Midland Building
                                                                 Percentage
                  Number of                                       of Total        Percentage of
    Lease          Leases       Square Feet      Annualized      Square Feet    Total Annualized
  Expiration      Expiring       Expiring     Gross Base Rent     Expiring       Gross Bass Rent
--------------- -------------- -------------- ----------------- -------------- --------------------
          2004             16         28,742        $  273,008          13.0%                13.6%
          2005             26         76,573           690,628          34.6%                34.5%
          2006              5         58,845           332,827          26.6%                16.6%
          2007              -              -                 -              -                    -
          2008              6         52,291           654,978          23.7%                32.7%
          2009              1          4,663            52,220           2.1%                 2.6%
          2010              -              -                 -              -                    -
          2011              -              -                 -              -                    -
          2012              -              -                 -              -                    -
          2013              -              -                 -              -                    -
                -------------- -------------- ----------------- -------------- --------------------
Total                      54        221,114       $ 2,003,661         100.0%               100.0%
                ============== ============== ================= ============== ====================

Lubbock Building

                                                                 Percentage
                  Number of                                       of Total        Percentage of
    Lease          Leases       Square Feet      Annualized      Square Feet    Total Annualized
  Expiration      Expiring       Expiring     Gross Base Rent     Expiring       Gross Bass Rent
--------------- -------------- -------------- ----------------- -------------- --------------------
          2004              8          7,892        $  111,307           5.5%                 6.1%
          2005              9         23,665           254,116          16.4%                14.0%
          2006              5          7,808           116,214           5.4%                 6.4%
          2007              3         13,792           199,584           9.6%                11.0%
          2008              3          4,822            50,910           3.4%                 2.8%
          2009              1          1,119            10,296           0.8%                 0.6%
          2010              1         52,841           621,425          36.7%                34.2%
          2011              3         15,738           203,216          10.9%                11.2%
          2012              2         16,209           248,501          11.3%                13.7%
          2013              -              -                 -              -                    -
                -------------- -------------- ----------------- -------------- --------------------
Total                      35        143,886       $ 1,815,569         100.0%               100.0%
                ============== ============== ================= ============== ====================


The federal tax basis for the two properties is $8,890,770. Of this amount, $6,868,504 is related to the buildings that will be depreciated, for tax purposes, over 39 years using the straight-line method; $1,157,459 has been allocated to the parking garages that will be depreciated, for tax purposes, using the 150% declining balance method over 15 years; $104,138 has been allocated to partitions and flooring which will be depreciated, for tax purposes, using the 200% declining balance over 5 years; $293,887 has been allocated to building improvements and will be depreciated, for tax purposes, using the 200% declining balance over 7 years; and $466,782 has been allocated to land that will not be depreciated. The Properties are financed by a loan from Wells Fargo Bank (the "Wells Fargo Note"), originally a $6.8 million non-recourse note bearing annual interest of 7.23% with a 20-year amortization that balloons on May 31, 2009.

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

None during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From January 1 to December 31, 2003, AMEN Properties, Inc.'s common stock traded on the NASDAQ SmallCap Market(SM) ("Nasdaq SmallCap"). From January 1 to February 3, 2003 Amen Properties, Inc was traded under the symbol "AMENC"; from February 4 to March 3, 2003 Amen Properties, Inc was traded under the symbol "AMECD"; from March 4, 2003 to April 6, 2003, Amen Properties, Inc was traded under the symbol "AMENC"; and from April 7, 2003 to December 31, 2003, Amen Properties, Inc was traded under the symbol "AMEN." The aforementioned changes in Amen Properties, Inc. symbol were due to a process to satisfy listing criteria as described below.

On October 9, 2002, we received Nasdaq Staff Determination of noncompliance with the minimum $1.00 bid price per share requirement set forth in Nasdaq
Marketplace Rule 4310(c)(4). On November 20, 2002, we received further notification of noncompliance with the Nasdaq SmallCap listing maintenance requirement of $2.5 million in shareholders' equity. After an oral hearing before a Nasdaq Listing Qualifications Panel on November 20, 2002, we were granted a temporary exception from these standards subject to meeting certain conditions. Pursuant to this ruling, effective December 20, 2002, and for the duration of the exception, our Nasdaq symbol was changed to AMENC.

As of April 4, 2003 that the Company had received notification from Nasdaq that the Company had evidenced compliance with the final requirement necessary for continued listing on the Nasdaq SmallCap Market, as set forth in the Nasdaq Listing Qualifications Panel decision dated December 17, 2002.

     1. On December 31, 2002 we filed with the Securities and Exchange Commission (SEC) and Nasdaq a Form 8-K, evidencing a minimum of $2.5 million in shareholders' equity.

     2. At a special meeting held January 30, 2003, our shareholders approved a 1-for-4 reverse stock split which resulted in the Company having a closing bid price above $1 per share by February 14, 2003.

     3.   The  third  requirement  was for our  stock to  trade  above $1 for 10
          consecutive   trading   days  after  the  reverse   split.   This  was
          accomplished and we were so notified by Nasdaq.

     4. The fourth and final condition was to file, by March 31, 2003, a Form 10-KSB for the year ending December 31, 2002, evidencing over $2.5 million in stockholders' equity.


The following table sets forth the ranges of high and low sales prices of our common stock for each quarter within the last two fiscal years as reported on the Nasdaq SmallCap Market, adjusted to give effect to the aforementioned 1-for-4 reverse stock split as if it occurred prior to the beginning of such period.

                                                       High              Low
                                                     ----------       ----------
First Quarter 2002:                                  $ 5.560           $ 2.600

Second Quarter 2002:                                 $ 3.440           $ 1.596

Third Quarter 2002:                                  $ 2.320           $ 1.000

Fourth Quarter 2002:                                 $ 2.160           $ 1.360

First Quarter 2003:                                  $ 1.820           $ 1.170

Second Quarter 2003:                                 $3.450            $ 1.510

Third Quarter 2003:                                  $ 2.860           $ 2.010

Fourth Quarter 2003:                                 $ 2.250           $ 1.10

January 1, 2004 through March 10, 2004               $ 3.270           $ 1.50

At March 10, 2004 the closing price for our common stock, as reported by NASDAQ SmallCap, was $2.37 per share. There are approximately 3,500 holders of record of our common stock. A number of such holders of record are brokers and other institutions holding shares of common stock in "street name" for more than one beneficial owner. The Company's transfer agent and registrar is the American Stock Transfer and Trust Company. We have not paid and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table is provided in compliance with Item 201(d) of Regulation
S-B:

                 Number of     Weighted-average  Number of securities remaining
                 Securities to Exercise price of available for future issuance
                 be issued      Outstanding      under equity compensation
                 upon             options,       plans (excluding securities
                 exercise of    warrants and      reflected in column (a))
                 outstanding        rights
                 options,
                 warrants and
                  rights
-----------------------------------------------------------------------------
                      (a)            (b)                    (c)
-----------------------------------------------------------------------------
     Equity
   compensation
plans approved by
security holders      498,958           $15.78                       252,947
-----------------------------------------------------------------------------
     Equity
   compensation      None           None                    None
   plans not
     approved
security holders
-----------------------------------------------------------------------------
      Total           498,958           $15.78                       252,947
-----------------------------------------------------------------------------


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

As discussed in Item 1 Amen Properties, Inc. initially consisted primarily of the operations of crosswalk.com(TM), an interactive website, which provided information and resources that the Company believed generally appealed to the English speaking Christion and family-friendly community and also provided a direct mail advertising service.

Both of these businesses were sold during 2002. We sold substantially all of the assets used, required, useful, or otherwise relating to the ownership, development and operations of the crosswalk.com website to Salem Communications Corporation for approximately $4.1 million in cash (the "Asset Sale"). The Asset Sale closed on October 4, 2002. In addition, on December 12, 2002, the Company divested the direct mail service to Blue Hill Media, Inc. and received a $275,000 Note Receivable bearing 6% interest and a 3.5% net profits interest in the business's gross margin.

Pursuant to the Company's adoption and application of the provisions of Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", both the website and direct mail revenue and direct and indirect costs associated with the businesses for the year ended December 31, 2002 are classified as discontinued operations and reported as such on the Company's financial statements.



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

The first step in the new Business Plan was completed on October 31, 2002 when the Company entered into an Agreement with certain limited partners ("the Selling Partners") of TCTB Partners, Ltd. to purchase 64.86248% of the LP Interest in TCTB effective October 1, 2002. Effective January 1, 2004, the

Company acquired an additional 6.485533% limited partnership interest in TCTB, for a total current ownership of 71.348013%. The assets of TCTB are two secondary office market properties in Midland and Lubbock, Texas, collectively referred to as "the Properties". These properties are described further in Items 1 and 2 above. In addition, information on the Properties is included in audited financial statements in the definitive proxy statement dated August 27, 2002, and the Form 8-K filed with the SEC related to the sale of the website on November 7, 2002 and an 8-KA filed on January 6, 2003.

Risk Factors

During 2003, AMEN marked its 6th anniversary as a public company. While we believe that the Company has finally demonstrated improvement in its financial condition, and management and the board are working diligently to continue and build upon this momentum, there remains significant risk in the new Business Plan. Many of these factors have been previously discussed in this form as well as the "risk factors" set forth in the definitive Schedule 14A dated August 27, 2002, which are incorporated herein by reference. Related to our commercial real estate investments, these risks include, but are not limited to, 1) adverse market conditions and competition, such as changes in the national and regional economic climate, 2) increased competition, 3) changes in operating costs 4) ability of our tenants to pay rent and 5) changes in law - all of which may impede our ability to generate sufficient income to pay expenses and maintain properties. Related to our efforts to buy oil and gas royalty related assets, these risks include, but are not limited to, 1) volatility of oil and gas prices, 2) uncertainty of estimated oil and gas discovery that may affect future cash flows, and 3) regulation of natural gas which could increase the carrying cost associated with oil and gas properties.

Application of Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). A summary of our significant accounting policies is disclosed in Note A to our consolidated financial statements, which are included in this annual report under Item 7. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider critical accounting policies to be those policies that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates.

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

During 2002, the Company recognized $1,200,000 in impairment losses. In June 2002, the Company performed the transitional goodwill impairment tests as described herein. This resulted in a $750,000 impact to earnings in the second quarter. In September 2002, the Company performed a quarterly impairment analysis on the continuing operation of the direct mail business and determined that an additional $450,000 impairment loss needed to be recognized.

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

The Company adopted the provisions of SFAS 144 in 2002, specifically as it relates to the treatment of long-lived assets held for sale pursuant to the Company's sale of substantially all of its website business to Salem Communications Corporation for approximately $4.1 million and the sale of the direct mail business to Blue Hill Media, Inc., both in 2002. Accordingly, the Company's statement of operations for the year ended December 31, 2002, as presented, consist primarily of a loss from discontinued operations. The exceptions are expenses related to ongoing corporate functions, titled Property Operating and Sales and Marketing under the caption Operating Expenses. All revenue, and all other expenses shown separately relate to the operation results of the Company's investment in TCTB. Consistent with SFAS 144, depreciation on the property, plant and equipment included in discontinued operations, ceased as of June 1, 2002, understanding that the carrying amount of those assets would be recovered through the asset sale and not through future operations.

The Company's acquisition of TCTB has been accounted for under the purchase method of accounting, as required by SFAS No. 141, "Business Combinations". The assets of TCTB are fully consolidated in the Company's financial statements in accordance with Accounting Research Bulletin 51 "Consolidated Financial
Statements",  as  amended  by  SFAS  94  "Consolidation  of all  Majority  Owned
Subsidiaries", as well as Statement of Position 78-9, "Accountings for Investment in Real Estate Ventures", with a corresponding 35% minority interest recorded at historical cost and AMEN's share of the assets recorded at market values at the date of purchase, October 1, 2002 and January 1, 2004. The Company's consolidated financial statements and the financial information set forth in this report are presented on this basis, except for certain information included under "2004 Outlook" which is presented on a basis of net amounts to AMEN's ownership interest in TCTB.

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

The Company accounts for its options granted to employees in accordance with APB 25 and SFAS 148. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 based on their fair value as determined by the Black-Scholes option-pricing model. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net income and net income per share for the years ended December 31, 2003 and 2002 would have been increased by approximately $102,000 and approximately $331,000, respectively. See Footnote P to the Company's Consolidated Financial Statements included herein.

Results of Operations

Full Year 2003 Compared to Full Year 2002

For the year ended December 31, 2003, the Company showed net income of $391,829, or $.19 per share, as compared to a net loss of $2,148,951, or ($1.08) per share for the same period ended December 31, 2002. The net loss in 2002 is primarily attributable to the prior website business and direct mail business. While there is no good comparison for 2003 due to sale of the website business and the direct mail business during 2002, the Company did realize positive net income from operations for the first time in its history during the fourth quarter of 2002. Continuing operating revenue of $1,060,413 for 2002 and $893,022 of operating expenses for 2002 relate solely to the acquisition of interests in TCTB, which was acquired in October 2002.

Fourth Quarter 2003 Compared to Fourth Quarter 2002

During the fourth quarter of 2003, the Company realized positive income from continued operations of $218,324 as compared to $167,391 for the fourth quarter 2002. Operating expenses for the fourth quarter 2003 as compared to the fourth quarter 2002 decreased by approximately $17,400 while revenue increased by approximately $33,000. The Company experienced a decrease in interest expense of approximately $42,000 as compared to the fourth quarter of 2002. This is due to agreements signed between the Company and the holders of the Series A and Series B Preferred Stock dated May 30, 2003 suspending the accrual of $42,000 in dividends per quarter. The agreements also provided for the payment of already accrued dividends through the issuance of 209,300 share of Common Stock in accordance with the terms of the preferred stock. During the fourth quarter of 2003, other income/(expense) is $141,500 as compared to ($6,018) for the fourth quarter of 2002. The difference of $147,518 is mainly comprised of a net gain realized of approximately $120,000 on the sale of a royalty investment during the fourth quarter of 2003.

Liquidity and Capital Resources

During the years ended December 31, 2003 and 2002, net cash provided by (used in) operating activities was $1,185,321 and $(833,764), respectively. The increase in the net cash provided by operating activities in 2003 is a result of the Company's implementation of the shareholder approved Business Plan. The net cash used in operating activities in 2002 was, for the most part, a result of the impact of writing off virtually all of the website business receivables and other assets, partially offset by the gain on sale.

Net cash provided by investing activities were $214,741 and $1,482,438 for the years ended December 31, 2003 and 2002, respectively. The net cash provided by in investing activities in 2003 is mainly investments in marketable securities and bonds. The net cash provided by investing activities in 2002 is primarily a result of the proceeds received from the sale of the website business, the effects of which are partially offset by additional costs incurred in the sale and the acquisition of the TCTB limited partnership interests.

Net cash used in financing activities was $199,718 and $8,686 for the years ended December 31, 2003 and 2002, respectively. The net cash used in financing activities consists primarily of repayments of notes payable of approximately $175,500 in 2003. The net cash used in financing activities for 2002 consists of $300,000 received from the net proceeds of the purchase of Series "B" preferred stock that closed on January 9, 2002, in the total amount of $800,000. The difference of $500,000 of the net proceeds was received by the Company at the end of 2001. In 2002, this was offset by principal repayment of the Wells Fargo Note of approximately $272,000.

At December 31, 2003, the Company had working capital and investments of $2,178,092 comprised of cash of $2,741,527, accounts receivable of $51,859, short-term investments of $50,225, other current assets of $78,507, and long-term investments of $62,350, less current liabilities if $806,376. The long-term investments of $62,350 primarily relates to the Company's ownership of 10,000 shares of a publicly traded royalty trust. The Company believes this level of working capital plus cash flow from operations will be sufficient to meet the Company's anticipated needs over the next twelve months. See the discussion below in 2004 Outlook for further detail of expected cash flow.

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

The TCTB acquisition was funded with $1,945,874 in cash and the creation of $2,789,087 in Promissory Notes between AMEN and the selling partners ("the TCTB Notes"). The TCTB Notes totaling $2,789,087 stipulate a floating interest rate of 15 basis points above the prime lending rate, beginning at 4.9% and never to exceed 6%. The interest rate is adjusted every October 1st. The TCTB Notes are payable in consecutive annual installments, the first of which is due and payable on or before April 1, 2005, and one of which becomes due and payable on or before the same day of each succeeding year until the entire unpaid principal balance and all accrued and unpaid interest is fully paid. The amount of each annual payment is based upon the Net Operating Loss Benefit we realize, defined as the dollar value of the federal income tax benefit to the Company in utilizing the NOL as defined in the Internal Revenue Service Code. Therefore, we will make the first payment on April 1, 2005. It will be related to the 2004 fiscal year Net Operating Loss Benefit. If the TCTB Notes are not paid prior to the expiration of the Wells Fargo Note, they become due and payable in conjunction with the Wells Fargo Note on May 31, 2009. The Wells Fargo Note of $6,800,000 is non-recourse, bears interest of 7.23% and has a 20-year amortization that balloons on May 31, 2009.

There can be no assurance that current working capital will be sufficient to meet the Company's needs or that additional financing will be available to the Company or that such financing will be available on acceptable terms.

2004 OUTLOOK

The following information is presented based upon the Company's knowledge of our current operations and historical performance. This information is not presented in accordance with general accounting principles, which require us to fully consolidate TCTB, showing 100% of its revenues and expenses and subtracting the minority interest in TCTB. Instead, the foregoing reflects information net to AMEN's interest. The net effect to AMEN, however, should be approximately the same.

Current Operations - Based primarily upon historical performance, the Company anticipates TCTB operating results in 2004 to produce approximately $1,045,157 in positive cash flow from operations, net to AMEN's 71.348% ownership. Based upon historical performance of the underlying assets, the Company estimates receiving $60,000 in 2003 from Blue Hill Media on payments of the Note Receivable and the Net Profits Interest obtained in the sale of the direct mail business. The Company believes that such capital resources will be sufficient to fund its anticipated operations and expenditures, excluding any acquisitions pursuant to the Business Plan.

Regarding anticipated cash outflows in 2004, we are estimating total cost to maintain our public company status to be approximately $230,000 annually, which includes Nasdaq fees, audit fees, legal expenses, public filing fees, directors and officers insurance and costs related to the annual shareholders meeting. Because the majority of our officers have agreed not to take a salary, our general and administrative cash outlays are expected to be $100,000. This amount is mainly cash outlays for salary and benefits for our Chief Financial Officer. TCTB's general and administrative costs are expected to be $100,000 for 2004, net to AMEN's share of TCTB. Current annual interest expense related to the Wells Fargo Note is $334,000, net to AMEN's interest in TCTB. Additionally, the Company is expecting to incur $138,000 of interest expense related to the TCTB Notes, but will not have a cash outlay for this expense in 2004 as the first payment on the notes will not occur until April of 2005 in accordance with the terms of the notes. TCTB estimates spending approximately $114,157 in capital improvements on the Midland and Lubbock buildings in 2004, net to AMEN's interest. Property taxes are anticipated to be $170,843, net to AMEN's interest in TCTB. We have no long-term leases associated with the current operations.

AMEN's expected cash inflows / outflows are shown in the following table at the consolidated gross amounts and the net amounts, which represents AMEN's ownership interest:

                                                        Expected
                                                          2004
                                                       Consolidated
Expected Cash Inflows in 2004:                           Amounts     Net to Amen
                                                      -------------  -----------
   TCTB Revenue                                      $   4,345,000  $ 3,100,000
   Other Investments, distributions and note
    receivable                                              60,000       60,000
                                                      -------------  -----------
   Total Expected Cash Inflows                           4,405,000    3,160,000
                                                      -------------  -----------

Expected Cash Outflows in 2004:
   TCTB Operating Costs                                  2,032,292    1,450,000
   TCTB General and Administrative                         140,158      100,000
   Corporate General and Administrative                    100,000      100,000
   Public Costs                                            230,000      230,000
   TCTB Est. Taxes                                         239,450      170,843
                                                      -------------  -----------
   Total Operating Expense (excluding depreciation)      2,741,900    2,050,843
   TCTB Interest Expense - Wells Fargo Note                468,128      334,000
                                                      -------------  -----------
   Expected Cash Outflows from Operations                3,210,028    2,384,843
   TCTB Capital Reserve                                    160,000      114,157
                                                      -------------  -----------
   Total Expected Cash Outflows                          3,370,028    2,499,000

   Expected Net Cash Flow                                1,034,972      661,000
   Beginning Working Capital + Investments               2,325,907    1,093,133
                                                      -------------  -----------
   Expected Ending Net Working Capital + Investments $   3,360,879  $ 1,754,133
                                                      =============  ===========


The Wells Fargo Note prohibits distributions, without the consent of the bank, from TCTB to limited partners, except for the limited partners' tax liability. Taking this into consideration, AMEN's beginning working capital plus investments at the corporate level at December 31, 2003 was $1,093,133. Adding $60,000 in expected investment distributions and $240,000 in estimated tax distribution from TCTB, and subtracting $100,000 for Corporate General and Administrative and $230,000 for public costs, the Company, at the corporate level, estimates it will have a $1,063,133 working capital plus investment balance at the end of 2004. The remaining amount of expected ending working capital plus investments reflected in the table above consists of net TCTB revenue retained by TCTB due to the limitation on distributions to the limited partners of TCTB under the terms of the Wells Fargo Note.

The expected 2004 results discussed above contemplate only our current operations and are dependent upon our current operations performing consistent with their historical performance. While management of the Company believes that its current views and expectations are based upon reasonable assumptions, there are significant risks and uncertainties that could significantly effect expected results. Important factors that could cause actual results to differ materially from those in the projections and estimates include, without limitation, the Risk Factors referenced above under "Risk Factors", and many of those factors are beyond the Company's control. The foregoing information is expressly qualified in its entirety by such factors. You should expect the assumptions and related estimates to change as additional information becomes available. However, the Company does not intend to update or otherwise revise the projections and estimates provided to reflect events or circumstances after the date of this report. Actual results may differ materially from the projections and estimates provided.

Management is actively seeking acquisition opportunities that meet our criteria stated above in Item 2. Should an acquisition be made, expenditures and required resources could change significantly. Since implementing the Business Plan in October 2002, management has reviewed numerous deals, and anticipates this pace of evaluation to continue in 2004. The Company's ability to raise funds required to complete acquisitions is somewhat hindered, as mention above, due to NOL utilization rules contained in Section 382 of the Internal Revenue Code. However, if an opportunity presents itself that would be more valuable to the shareholders than the NOL, we would recommend pursuing the deal and would consider issuing equity to do so. Absent this, we intend on using certain limited partnership structures and traditional bank borrowings to implement the Business Plan. The Company does not currently have any agreements or arrangements for any such financing, and no assurances can be made that such financing will be available on terms considered acceptable to the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There are no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to this evaluation.



                                    PART III

Information Incorporated by Reference

The information required by Item 9 - Directors and Executive Officers of the Registrant, Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters (other than information concerning securities authorized for issuance under equity compensation plans), and Item 12 - Certain Relationships and Related
Transactions and Item 14 - Principal Accountant Fees and Services is incorporated by reference from our definitive proxy statement, which will be filed with the SEC no later than April 29, 2004. For information concerning securities authorized for issuance under equity compensation plans, see "Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans" in Part II of this Form 10-KSB

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION
------     --------------------

2.3// Asset Purchase Agreement between the Company and Blue Hill Media, Inc. dated December 13, 2002

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

4.7*       1998 Stock Option Plan

4.7A**     1998 Stock Option Plan, as amended February 26, 1999

4.8##      1998 Stock Option Plan, as amended March 3, 2000


10.3** Office Building Lease by and between Enterprise Center Limited Partnership Number Two and the registrant dated August 23, 1999

10.4+ Warrant Certificate between the Company and Robert Varney dated July 10, 1996

10.5+ Warrant Certificate between the Company and Robert Varney dated September 26, 1996

10.8+ Warrant Certificate between the Company and Bruce Edgington dated July 30, 1996

10.9+ Warrant Certificate between the Company and Bruce Edgington dated October 30, 1996

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

10.66++ Stock Purchase Agreement between the Company and Jon M. Morgan for Series B Preferred Stock dated December 31, 2001

10.67++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series B Preferred Stock dated December 31, 2001

10.68++ Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000

10.69++ Annex to the Stock Purchase Agreement for Series B Preferred Stock dated December 31, 2001

10.72// Agreement and Transfer of Limited Partnership Interest between the Company and the Selling Partners of TCTB Partners, Ltd. dated October 31, 2002

10.73// Amended Promissory Note between the Company and A. Scott Dufford dated October 31, 2002, with schedule describing all outstanding Amended Promissory Notes between the Company and the Selling Partners of TCTB Partners, Ltd, which are identical other than differences stated in the schedule.

10.74// Credit Agreement between TCTB Partners, Ltd. and Wells Fargo Bank Texas, N.A. dated June 5, 2002, the exhibits of which are not included due to their size.

10.75// Lease Agreement between TCTB Partners, Ltd. and Bank of America, N.A. dated September 30, 2003.

10.76// Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc. dated April 4, 2000.

10.77// Lease Agreement between TCTB Partners, Ltd. and Wells Fargo Bank Texas, N.A. dated June 27, 2000

10.78// Lease Termination between the Company and Matan Properties dated July 30, 2002.

10.79# Agreement to Suspend Dividends and Consent of the Holders of Series A Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.80# Agreement to Suspend Dividends and Consent of Holders of Series B Convertible Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

11         Statement of computation of earnings per share

21.1       Subsidiaries of the Company

23.1       Consent of Johnson, Miller & Co.

31.1       Certification of Chief Executive Officer.

31.2       Certification of Chief Financial Officer.

32.1       Certification of Chief Executive Officer Pursuant to 18 USCss.1350.

32.2       Certification of Chief Financial Officer Pursuant to 18 USCss.1350.


+ Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

* Incorporated by reference to the Company's Registration Statement Post Effective Amendment No. 1 to Form SB-2 declared effective by the Securities and Exchange Commission on July 2, 1998, SEC File No. 333-25937

## Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on March 30, 2000.

** Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

~ Incorporated by reference to the Company's Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on December 1, 2000, SEC File No. 333-49126

++ Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, amended July 25, 2002 and August 14, 2002.

~~ Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 5, 2002, SEC file No. 333-85636

*** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.

+++ Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on January 13, 2003.

// Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2003.

# Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2003.



(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last fiscal quarter covered by this report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMEN Properties, Inc.


March 29, 2004                    By: /s/ Eric L. Oliver
                                  ---------------------------------------
                                  Eric L. Oliver,
                                  Chairman of the Board of Directors and
                                  Chief Executive Officer


March 29, 2004                    By: /s/ John M James
                                  ----------------------------------------
                                  John M. James, Chief Financial Officer
                                  and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 2004                    By: /s/ Jon Morgan
                                  ---------------------------------------

                                  Director and Chief Operating Officer


March 29, 2004                    By: /s/ Bruce Edgington
                                  ---------------------------------------

                                  Director


March 29, 2004                    By: /s/ Randy G. Nicholson
                                  ---------------------------------------

                                  Director

                                TABLE OF CONTENTS

                                                                 Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                F-1

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                              F-2

         CONSOLIDATED STATEMENTS OF OPERATIONS                    F-3

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY          F-4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                    F-5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               F-7

               Report of Independent Certified Public Accountants
               --------------------------------------------------



To the Board of Directors and Stockholders
AMEN Properties, Inc. and Subsidiaries
Midland, Texas

We have audited the consolidated balance sheets of AMEN Properties, Inc., (formerly Crosswalk.com, Inc.), and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMEN Properties, Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                 JOHNSON, MILLER & CO.


Midland, Texas
February 6, 2003




                     AMEN Properties, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS
                                                                                         2003            2002
                                                                                      -----------     -----------
CURRENT ASSETS
   Cash and cash equivalents (notes A3, D and E)                               $      2,741,527        1,541,183
   Accounts receivable (notes A6 and A13), net of allowance of $91,066
     and $61,826 in 2003 and 2002, respectively                                          51,859          161,783
   Short-term investments (notes A4 and E)                                               50,225                -
   Other current assets                                                                  78,507           31,363
                                                                                      -----------     -----------

       Total current assets                                                           2,922,118        1,734,329

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $822,301 and $458,155 in 2003 and 2002,
   respectively (notes  A7,  A8, and G)                                              11,662,960       11,908,066

LONG-TERM INVESTMENTS (notes A4 and E)                                                   62,350          341,649

OTHER ASSETS
   Note receivable (note F)                                                             250,763          275,000
   Deferred costs  (note A9)                                                             79,064           94,328
   Rents receivable (notes A6 and A13)                                                   75,288           71,240
   Deposits and other assets                                                              4,348           60,840
                                                                                      -----------     -----------
       Total other assets                                                               409,463          501,408
                                                                                      -----------     -----------

                TOTAL ASSETS                                                   $     15,056,891       14,485,452
                                                                                     ============     ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Current portion of long-term obligations (note J)                           $        186,156          197,961
   Accounts payable                                                                     151,818          214,855
   Accrued liabilities (note H)                                                         258,237          798,473
   Deferred revenue                                                                      34,463          108,928
   Other liabilities                                                                    175,702           67,535
                                                                                      -----------     -----------

       Total current liabilities                                                        806,376        1,387,752

LONG-TERM OBLIGATIONS, less current portion (note J)                                  8,898,364        9,072,310

DEFERRED REVENUE                                                                        180,542                -

MINORITY INTEREST (note A12)                                                          1,157,170          755,323

COMMITMENTS AND CONTINGENCIES (notes A16 and L)                                               -                -

STOCKHOLDERS' EQUITY (notes O and P)
   Preferred stock, $.001 par value, 5,000,000 shares authorized; 80,000
     Series "A" shares issued and outstanding                                                80               80
   80,000 Series "B" shares issued and outstanding                                           80               80
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 and 1,991,056 shares issued and outstanding                               22,014           19,920
   Common stock warrants                                                                127,660          127,660
   Additional paid-in capital                                                        42,481,507       42,123,601
   Accumulated deficit                                                              (38,616,607)     (39,008,436)
   Accumulated other comprehensive (loss) income                                           (295)           7,162
                                                                                      -----------     -----------

       Total stockholders' equity                                                     4,014,439        3,270,067
                                                                                      -----------     -----------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     15,056,891       14,485,452
                                                                                     ============     ===========


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.



                     AMEN Properties, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years Ended December 31,

                                                                                        2003              2002
                                                                                     ----------        ---------
Rental revenue                                                                 $      4,345,099        1,060,413


Operating expenses:
   Property operating                                                                   359,319          158,916
   Sales and marketing                                                                    7,351            6,260
   General and administrative                                                           128,788           55,523
   Depreciation and amortization                                                        408,335           98,718
   Insurance                                                                             68,439           21,755
   Travel and entertainment                                                                 827              600
   Utilities                                                                            854,140          172,624
   Building maintenance                                                                 621,905          224,947
   Office expense                                                                       479,486          109,088
   Taxes, except income                                                                 238,873           44,591
                                                                                     ----------        ---------
         Total operating expenses                                                     3,167,463          893,022
                                                                                     ----------        ---------

Net income from operations                                                            1,177,636          167,391

Other income (expense):
   Interest income                                                                       31,020            1,131
   Interest expense (note A15)                                                         (654,319)        (322,363)
   Other  expense                                                                       253,306           (6,018)
                                                                                     ----------        ---------
         Total other income (expense)                                                  (369,993)        (327,250)
                                                                                     ----------        ---------

Net income (loss) before income taxes, minority interest
   and discontinued operations                                                          807,643         (159,859)

Income taxes (notes A11 and I)                                                                -                -

Minority interest                                                                      (415,814)         (81,984)
                                                                                     ----------        ---------
         Income (loss) from continuing operations                                       391,829         (241,843)
                                                                                     ----------        ---------

Discontinued operations-net operations of sold assets                                         -       (2,284,070)
Discontinued operations-gain on sale of assets                                                -          376,962
                                                                                     ----------        ---------
         Loss from discontinued operations                                                    -       (1,907,108)
                                                                                     ----------        ---------

NET INCOME (LOSS)                                                              $        391,829       (2,148,951)
                                                                                     ==========        =========

Net income (loss) per common share (basic)
   Income (loss) from continuing operations                                    $            .19             (.12)
   Discontinued operations                                                                    -            (1.15)
   Gain on sale of discontinued operations                                                    -              .19
                                                                                     ----------        ---------

         Net income (loss)                                                     $            .19            (1.08)
                                                                                     ==========        =========

Net income (loss) per common share (diluted)
   Income (loss) from continuing operations                                    $            .13             (.12)
   Discontinued operations                                                                    -            (1.15)
   Gain on sale of discontinued operations                                                    -              .19
                                                                                     ----------        ---------

         Net income (loss)                                                     $            .13            (1.08)
                                                                                     ==========        =========

Weighted average number of common shares outstanding - basic                          2,111,328        1,991,962
Weighted average number of common shares outstanding - diluted                        2,961,051        1,991,962


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                                                                AMEN Properties, Inc. and Subsidiaries

                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Years Ended December 31, 2003 and 2002
                                                                                                               Accumulated
                                                                                                                  Other
                                   Preferred Stock        Common Stock       Additional   Common              Comprehensive
                                  ------------------ ----------------------   Paid-in      Stock   Accumulated   Income     Total
                                   Shares    Amount    Shares       Amount     Capital   Warrants    Deficit     (Loss)     Equity
                                  ---------  ------- -----------  --------- ------------ --------- ------------ -------- -----------
Balance, December 31, 2001         160,000   $  160   1,989,931   $ 19,835   42,116,248   127,660  (36,859,485)   4,045   5,408,463

Common stock issued pursuant to
 exercise of stock options               -        -       2,125         85        7,353         -            -        -       7,438

Other comprehensive income               -        -           -          -            -         -            -    3,117       3,117

Net loss                                 -        -           -          -            -         -   (2,148,951)       -  (2,148,951)

   TOTAL COMPREHENSIVE LOSS              -        -           -          -            -         -            -        -  (2,145,834)
                                  ---------  ------- -----------  --------- ------------ --------- ------------ -------- -----------

Balance, December 31, 2002         160,000      160   1,992,056     19,920   42,123,601   127,660  (39,008,436)   7,162   3,270,067

Common stock issued pursuant to a
 deferral of preferred stock
 dividend                                -        -     209,300      2,094      357,906         -            -        -     360,000

Other comprehensive income               -        -           -          -            -         -            -   (7,457)     (7,457)

Net income                               -        -           -          -            -         -      391,829        -     391,829

   TOTAL COMPREHENSIVE INCOME            -        -           -          -            -         -            -        -     384,372
                                  ---------  ------- -----------  --------- ------------ --------- ------------ -------- -----------

Balance, December 31, 2003         160,000   $  160   2,201,356   $ 22,014   42,481,507   127,660  (38,616,607)    (295)  4,014,439
                                  =========  ======= ===========  ========= ============ ========= ============ ======== ===========






  The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                     AMEN Properties, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years Ended December 31,

                                                                                        2003              2002
                                                                                     ------------     --------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net income (loss)                                                           $        391,829       (2,148,951)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                    408,335           98,718
       Depreciation and amortization - discontinued operations                                -          320,167
       Goodwill impairment - discontinued operations                                          -        1,200,000
       Gain on sale of discontinued operations                                                -         (376,962)
       (Gain) loss on sale of investments                                              (120,405)          10,457
       Minority interest                                                                415,814           81,984
   Changes in operating assets and liabilities:
     Accounts receivable                                                                109,924          660,440
     Notes receivable from former officers                                                    -           17,856
     Deposits and other assets                                                           14,425          (40,865)
     Deferred costs                                                                      (5,572)         119,646
     Accounts payable                                                                   (63,037)        (506,428)
     Accrued and other liabilities                                                      (72,069)         (55,568)
     Deferred revenue                                                                   106,077         (214,258)
                                                                                     ------------     --------------

   Net cash provided by (used in) operating activities                                1,185,321         (833,764)
                                                                                     ------------     --------------

Cash flows from investing activities:
   Purchases of property and equipment                                                 (151,518)         (81,381)
   Proceeds from sale of property, equipment and intangible assets                            -        4,381,290
   Closing costs on sale of discontinued operations                                           -       (1,293,314)
   Sales and maturity of investments                                                  1,839,223          971,946
   Purchase of investments                                                           (1,497,201)      (1,094,105)
   Acquisition of limited partnership interest (note C)                                       -       (1,401,998)
   Repayments of notes receivable                                                        24,237                -
                                                                                     ------------     --------------

   Net cash provided by investing activities                                            214,741        1,482,438
                                                                                     ------------     --------------

Cash flows from financing activities:
   Net proceeds from issuance of preferred stock                                              -          300,000
   Net proceeds from issuance of common stock                                                 -            7,438
   Repayments of notes payable                                                         (175,467)        (272,238)
   Repayments of capitalized leases                                                     (10,284)         (43,886)
   Partner distributions                                                                (13,967)               -
                                                                                     ------------     --------------

   Net cash used in financing activities                                       $       (199,718)          (8,686)
                                                                                     ------------     --------------



The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries

                        For the Years Ended December 31,


                                                                                        2003              2002
                                                                                      ---------         --------
Net increase in cash and cash equivalents                                      $      1,200,344          639,988

Cash and cash equivalents at beginning of year                                        1,541,183          901,195
                                                                                      ---------         --------

Cash and cash equivalents at end of year                                       $      2,741,527        1,541,183
                                                                                      ---------         --------

Cash paid during the year for:
   Interest                                                                    $        470,783          120,197

Non-cash investing and financing activities:
   In December 2002, the Company sold its "Offline Business"
     for a note receivable.  (note B)                                          $              -          275,000
   In March 2003, the Company issued 209,300 shares of
     stock pursuant to a deferral of preferred stock dividend                  $        360,000               -




The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002




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

     The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties and stabilized cash flowing businesses or assets. As of December 31, 2003, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland and Lubbock, Texas comprising an aggregate of approximately 539,837 square feet of gross leasable area ("GLA"). The investment was obtained through Delaware's acquisition of an approximate 64.9% partnership interest in TCTB Partners, Ltd. ("TCTB"), a Texas limited partnership. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust. The operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner.

     2.   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its majority-owned/controlled subsidiaries and affiliates. Intercompany balances and transactions have been eliminated.

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

     3.   Cash Equivalents

     The Company considers cash on hand, cash on deposit in banks, money market mutual funds and highly liquid debt instruments purchased with a maturity of three months or less to be a cash equivalent.

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002


NOTE A  -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES (CONTINUED)

     4.   Short and Long-Term Investments

     The Company invests in U.S. government bonds and treasury notes, municipal bonds, and corporate bonds. Investments with original maturities greater than three months but less than twelve months from the balance sheet date are short-term investments. Those investments with original maturities greater than twelve months from the balance sheet date are long-term investments.

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

     7.   Depreciation and Amortization

     Property, plant and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to forty years. Leasehold improvements are amortized over the shorter of the life of the asset or the remaining lease term. Intangible assets are amortized over the useful lives of five to ten years using the straight-line method. Amortization expense includes two capital leases amortized over a 36 month period which were repaid in 2003. Costs for the repair and maintenance of property and equipment are expensed as incurred.

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE A  -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES (CONTINUED)

     8.   Impairment of Long-Lived Assets

     The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles by monitoring and evaluating changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or matter in which as asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

     The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of these assets in reaction to the operating performance of the business and future discounted and nondiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value. The Company recorded an impairment loss of $1,200,000 for the year ended December 31, 2002, which related to discontinued operations.

     9.   Deferred Costs

     Deferred costs primarily consist of deferred financing costs. Deferred financing costs are amortized as interest expense over the life of the related debt.

     10. Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, which uses the intrinsic value method. As required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has disclosed the pro forma impact on the consolidated financial statements assuming the measurement provisions of SFAS No. 123 and additional disclosure requirements of SFAS No. 148 had been adopted.

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

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

     12. Minority Interest

     Minority interest represents the interest of unit holders of TCTB, other than the Company in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 35.1% at December 31, 2003 and 2002.

     13. Revenue recognition

     Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, accounts receivable include $47,478 and $100,105 of tenant receivables at December 31, 2003 and 2002, respectively, which is expected to be collected over the remaining lives of the leases.

     14. Advertising Expense

     All advertising costs are expensed when incurred. Advertising expenses were approximately $7,000 and $91,000 for the years ended December 31, 2003 and 2002, respectively.

     15. Earnings Per Share

     Income from continuing operations has been decreased by preferred stock dividends of approximately $42,000 and $168,000 for the years ended December 31, 2003 and 2002, respectively.

     The effects of Series "A" and "B" convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE A  - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES (CONTINUED)

     15. Earnings Per Share (Continued)

     Disclosures regarding shares and share price have been adjusted to reflect the 1-for-4 reverse stock split dated January 30, 2003 in accordance with accounting principles generally accepted in the United States of America. See note O.

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

     17. New Accounting Pronouncements

     In September 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representation faithfulness of reported financial information. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE A  - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES (CONTINUED)

     17. New Accounting Pronouncements (Continued)

     prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

     In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, replacing the original Interpretation issued in January 2003. The revised Interpretation provides guidance on when certain entities should be consolidated or the interests in those entities should be disclosed by enterprises that do not control them through majority voting interest. Under the revised Interpretation, entities are required to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of the revised Interpretation must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as "special purpose entities." For all other variable interest entities, implementation is required by March 31, 2004.

     In July 2003, the FASB issued SFAS No. 149, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting of derivatives by requiring contracts with comparable characteristics be accounted for similarly. This Statement also incorporates

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE A  - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES (CONTINUED)

     17. New Accounting Pronouncements (Continued)

     clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management will consider the impact of this Statement on its financial statements for future periods.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity such as common or preferred shares that are mandatorily redeemable-that embody an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified date or upon an event that is certain to occur. The provisions of this Statement shall be effective for the first fiscal period beginning after December 15, 2004.

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

     In September 2002, the Company's stockholders approved the sale of the Crosswalk.com Web site to Salem Communications, Inc. for approximately $4.1 million in cash. The sale closed October 4, 2002. The operation of the Online Business also terminated at that time. The Company incurred legal and consulting

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B - DISCONTINUED OPERATIONS AND ASSET SALES (CONTINUED)

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

     The table below summarizes the net operations and sales of discontinued operations for the year ended December 31, 2002:

          Revenues                                              $     2,245,430
          Operating expenses                                         (4,529,500)
                                                                      ---------
              Loss from discounted operations                   $    (2,284,070)
                                                                      =========

          Proceeds received on sales of assets of
            discontinued operations                             $     4,381,290
          Property, plant and equipment, net                           (598,592)
          Intangibles, net                                           (2,361,319)
          Other assets and liabilities, net                          (1,012,597)
          Other costs incurred                                          (31,820)
                                                                      ---------

              Net gain on sale of discontinued operations       $       376,962
                                                                      =========

NOTE C - BUSINESS COMBINATIONS

     Effective October 1, 2002, Delaware completed the acquisition of approximately 64.9% of a limited partnership interest in TCTB for an aggregate consideration of approximately $4,375,000, including approximately $1,946,000 of cash paid.

     This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on the estimated fair values of the approximate 64.9% acquired interest at the acquisition date as follows:

         Fair value of assets acquired                     $     12,262,452
                                                                 ----------
         Liabilities assumed                                     (7,398,028)
         Notes payable to sellers                                (2,789,087)
         Minority interest                                         (673,339)
                                                                 ----------

                  Cash used for the acquisition                   1,401,998
                  Plus:  cash acquired                              543,876
                                                                 ----------

                  Net cash paid                            $      1,945,874
                                                                 ===========

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE C - BUSINESS COMBINATIONS (CONTINUED)

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


                                                    As            Proforma
                                                  Reported           2002
                                                ------------       ----------
 Revenues                                    $     1,060,413        4,132,131
                                                ============       ==========

 (Loss) income before discontinued
   operations                                $      (241,843)         (90,337)
 Loss from discontinued operations                (1,907,108)      (1,907,108)
                                                ------------       ----------

         Net loss                            $    (2,148,951)      (1,997,445)
                                                ============       ==========
 (Loss) income per common share (basic
   and diluted)
     Loss (income) from continuing
       operations                            $          (.12)            (.04)
     Loss from discontinued operations                  (.96)            (.96)
                                                ------------       ----------

         Net loss                            $         (1.08)           (1.00)
                                                ============       ==========

NOTE D - CONCENTRATIONS OF CREDIT RISK

     The Company maintains cash balances at three financial institutions, which at times may exceed federally insured limits. At December 31, 2003 and 2002, the Company had approximately $2,201,200 and $679,700, respectively, of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

     The Company's revenues are derived principally from uncollateralized rents from tenants. The concentration of credit risk in a single industry affects its overall exposure to credit risk because tenants may be similarly affected by changes in economic and other conditions.

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE E - CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS (CONTINUED)

     The Company invests in cash in banks, U.S. government bonds, oil and gas royalty trust funds and various other investments. All highly liquid instruments with original maturities of three months or less are considered cash equivalents; those with original maturities greater than three months but less than twelve months from the balance sheet date are considered short-term investments; and those with original maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded shareholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The cost of securities sold is determined by the specific identification method.

     At December 31, 2003 and 2002, the Company's cash and cash equivalents consist of the following:

                                                 2003         2002
                                             ----------   -----------
      Cash in banks                      $    2,741,527    1,464,436
      Short-term investments                          -       76,747
                                             ----------   -----------

                                         $    2,741,527    1,541,183
                                             ==========   ===========

     Securities available-for-sale in the accompanying balance sheet at December 31, 2003 and 2002 total $112,575 and $418,396, respectively. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of December 31, 2003 and 2002 are as follows:

                                                                         Gross
                                                Market       Cost     Unrealized
                                                Value       Basis       Losses
                                            ----------   ----------- ----------

 As of December 31, 2003:
       U.S. Government Debt Securities   $      50,225        50,520      (295)
       Other                                    62,350        62,350         -
                                            ----------   ----------- ----------

                Total                    $     112,575       112,870      (295)
                                            ==========   =========== ==========

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002


NOTE E - CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM
         INVESTMENTS (CONTINUED)

                                                                                        Gross
                                                     Market            Cost           Unrealized
                                                     Value            Basis             Gains
                                                    ---------        ----------      -----------
As of December 31, 2002:
         U.S. Government Debt Securities      $       127,386           125,599            1,787
         Oil and Gas Royalty Trust Fund               288,625           283,250            5,375
         Other                                          2,385             2,385                -
                                                    ---------        ----------      -----------

                  Total                       $       418,396           411,234            7,162
                                                    =========        ==========      ===========

    The current and long-term portions at December 31, 2003 are as follows:



                                                                                      Gross
                                                     Market            Cost           Unrealized
                                                     Value            Basis          Losses
                                                    ---------        ----------      -----------
         Short-term investments             $        50,225            50,520             (295)
         Long-term investments                       62,350            62,350                -
                                                    ---------        ----------      -----------

                                            $       112,575           112,870             (295)
                                                    =========        ==========      ===========


     The Company recorded net realized gains of $120,405 for the year ended December 31, 2003. The Company recorded net realized losses of $11,271 and net realized gains of $814 for the year ended December 31, 2002.

NOTE F - NOTE RECEIVABLE

     On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with the Offline Business line (see note B). The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross margin of the Offline Business operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. As of December 31, 2003 and 2002, the outstanding principal balance on the note receivable was $250,763 and $275,000, respectively. Because the current maturities are not reasonably estimable at December 31, 2003, the entire principal balance is reported as non-current.

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002



NOTE G - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following at December 31, 2003 and 2002:


                                                      2003              2002
                                                  ----------      -----------

   Buildings                                 $    11,742,431       11,667,457
   Furniture, fixtures and equipment                  44,147           11,310
   Tenant improvements                               165,245          121,539
   Capitalized leases                                      -           32,477
   Land                                              533,438          533,438
                                                   ----------      -----------
                                                   12,485,261       12,366,221
   Less:  accumulated depreciation                  (822,301)        (458,155)
                                                   ----------      -----------

                                              $    11,662,960       11,908,066
                                                   ==========      ===========

     Depreciation and amortization expense for 2003 and 2002 was $408,335 and $418,885, respectively.

NOTE H - ACCRUED LIABILITIES



     Accrued liabilities consisted of the following at December 31:

                                                      2003              2002
                                                   ----------      -----------

   Accrued dividends payable (see note O)    $             -          318,000
   Accrued property taxes                             248,712          219,949
   Accrued severance wages                                  -          103,665
   Other liabilities                                    9,525          156,859
                                                   ----------      -----------
                                             $        258,237          798,473
                                                   ==========      ===========

NOTE I - INCOME TAXES

     There was no income tax expense or benefit to report for the years ended December 31, 2003 and 2002. A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows for the years ended December 31:

                                                      2003              2002
                                                  ----------       -----------
  Computed at the expected statutory rate     $      133,000         (731,000)
                                                  ----------       -----------
  State income tax-net of Federal tax benefit              -                -
  Other                                                    -            9,000
  Less valuation allowance                          (133,000)         722,000
                                                  ----------       -----------

  Income taxes                                $            -                -
                                                  ==========       ===========

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002



NOTE I - INCOME TAXES (CONTINUED)

     Noncurrent deferred tax assets and liabilities at December 31, 2003 and 2002 were as follows:

                                                      2003              2002
                                                  -------------     ------------
 Deferred tax assets
     Net operating loss carry-forward           $    10,850,666       10,953,786
     Other                                               30,963           23,545
                                                  -------------     ------------

          Gross deferred tax assets                  10,881,629       10,977,331

 Deferred tax liabilities
     Rents receivable                                  (16,603)         (15,710)
     Depreciation                                      (54,641)         (19,443)
     Other                                              (1,436)               -
                                                  -------------     ------------

          Gross deferred tax liabilities               (72,680)         (35,153)

 Valuation allowance                               (10,808,949)     (10,942,178)
                                                  ------------      ------------

          Net noncurrent deferred tax assets  $              -                -
                                                  ============      ============


     As of December 31, 2003, the Company has net operating loss carry-forwards totaling approximately $31,914,000 for federal and state income tax purposes expiring in 2013 through 2023.


NOTE J - LONG-TERM OBLIGATIONS

     On June 5, 2002, TCTB entered into a loan agreement with a financial institution for a term note of $6,800,000 and a revolving line of credit note of $200,000. The term note bears interest at a fixed rate per annum of 7.23% and the line of credit bears interest at a variable rate per annum equal to the Wells Fargo Bank Texas, N.A. Base Rate plus one-half of one percentage point (0.50%), 4.75% at December 31, 2002. Commencing on June 30, 2002, TCTB was required to start making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The terms of the TCTB revolving line of credit note, due to mature on May 31, 2003, required monthly interest payments computed on the unpaid principal balance commencing June 30, 2002. The line of credit matured on May 31, 2003 and was not renewed by the Company. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE J - LONG-TERM OBLIGATIONS (CONTINUED)

     interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000.

     Delaware entered into nine promissory notes, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB (see note C). The notes are due in annual payments of principal and interest beginning April 1, 2005 with a final maturity of May 31, 2009. The interest rate is equal to the Wall Street Journal Prime Lending Rate plus 1.5%. The annual payments are equal to a set percentage, ranging from 1% to 16% of the future net operating loss benefit of the Company. The net operating loss benefits are calculated as the dollar value of the federal income tax benefit to the Company of the net operating loss calculated in accordance with the Internal Revenue Code, for the calendar year preceding the date of each annual payment.

     Maturities of long-term debt at December 31, 2003 are as follows:

            2004                                     $        186,156
            2005                                              202,951
            2006                                              218,338
            2007                                              233,682
            2008                                              251,460
            Thereafter                                      7,991,933
                                                            ---------
                     Total                                  9,084,520
                     Less current portion                     186,156
                                                            ---------

                     Long-term portion               $      8,898,364
                                                            =========

     The Company entered into two capital lease agreements for computer equipment in prior years. During 2003, these capital lease agreements were repaid and the associated assets retired. The assets under capital leases recorded in Property, Plant and Equipment, net of accumulated depreciation, totaled $9,116 at December 31, 2002.

NOTE K - RELATED PARTY TRANSACTIONS

     At December 31, 2003 and 2002, related parties leased approximately 29,000 and 37,000 square feet, respectively. TCTB received rental income from these related parties of approximately $260,000 and $273,000 during the years ended December 31, 2003 and 2002. At December 31, 2003, related parties owed TCTB approximately $11,000, which is included in accounts receivable. At December 31, 2002, a preferred stockholder owed TCTB approximately $1,000, which is included in accounts receivable.

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE L - COMMITMENTS AND CONTINGENCIES

     The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

     The Company has a non-cancelable operating lease agreement for land on which a portion of the Lubbock, Texas rental property is built. The terms of the present lease agreement will expire September 30, 2013. The existing lease requires monthly lease payments of $3,930 per month. These payments are adjusted every five years for the change in the consumer price index. The next adjustment will occur on October 1, 2008. Future minimum lease payments under the agreement aggregate approximately $459,810 as of December 31, 2003 and are as follows:

              2004                           $         47,160
              2005                                     47,160
              2006                                     47,160
              2007                                     47,160
              2008                                     47,160
              Thereafter                              224,010
                                                      -------
                       Total                 $        459,810
                                                      =======


NOTE M - RENTAL ARRANGEMENTS

     The Company has rented facilities under operating leases. Future minimum lease payments under non-cancelable operating leases aggregate $15,689,635 as of December 31, 2003 and are due as follows:

                                                                  Percentage of
                                                    Future         Total Space
                                                    Minimum        Under Lease
                                                     Rent           Expiring
                                                  -----------     ------------
              2004                           $      3,819,230              24%
              2005                                  3,130,982              20%
              2006                                  2,427,182              16%
              2007                                  2,139,245              14%
              2008                                  1,301,001               8%
              Thereafter                            2,871,995              18%
                                                  -----------     ------------

                       Total                 $     15,689,635             100%
                                                  ===========     ============

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE M - RENTAL ARRANGEMENTS (CONTINUED)

     Of the above leases, future minimum lease payments under non-cancelable operating leases to related parties aggregate $319,349 as of December 31, 2003 and are due as follows:

              2004                           $        257,879
              2005                                     61,470
                                                      -------
                                             $        319,349
                                                      =======
NOTE N - SIGNIFICANT TENANTS

     For the year ended December 31, 2003, rent income that accounted for more than ten-percent of the Company's revenue was derived from two entities which had 15% and 14%, respectively.

NOTE O - STOCKHOLDERS' EQUITY

     At a special meeting held January 30, 2003, the Company stockholders approved a 1-for-4 stock split. On February 3, 2003, shares of AMEN began trading under the new symbol "AMECD." This action brought the closing bid price of AMEN's common stock over the $1.00 per share criteria required before February 14, 2003. After 20 trading days, on March 4, 2003, the symbol reverted back to AMENC, and the Company continued trading under this symbol for the duration of the exception period granted by the Nasdaq Listing Panel. The "C" was removed from the symbol when the Nasdaq Listing Panel confirmed compliance with the terms of the exception and all other criteria necessary for continued listing on April 4, 2003.

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

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE O - STOCKHOLDERS' EQUITY (CONTINUED)

     On September 29, 2000, the Company closed a $2.0 million strategic private placement. The financing consisted of 80,000 shares of three-year Series "A" preferred stock, convertible into 215,517 shares of common stock, and redeemable at the option of the Company. This is the equivalent to $9.28 per common share. The Series "A" preferred stock also accrues a 6% dividend per annum which was suspended by agreement in 2003 with the outstanding accrued dividends paid in shares of common stock. Each preferred share carries the number of votes equal to the number of shares of common stock into which each share of preferred stock is convertible.

     On January 9, 2002, the Company closed the sale of 80,000 shares of Series "B" preferred stock for an aggregate of $800,000. Of this amount, four directors of the Company purchased $550,000. A total of $500,000 was received in December 2001, with the remaining $300,000 included as a subscription receivable at December 31, 2001. The subscription receivable was realized on January 9, 2002. The Series "B" preferred stock is convertible into an aggregate of 233,317 shares of AMEN Properties, Inc. common stock over the next three years, and will accrue 6% interest per annum payable in cash or the Company's common stock, at the discretion of the Company. The dividend accrual was suspended during 2003 by agreement, with the outstanding accrued dividend paid in common stock. At the end of the three-year period, the Series "B" preferred stock may be redeemed, extended or converted, at the discretion of the Company. Consistent with the offering memorandum, conversion prices of the three traunches received are $3.244, $3.424 and $4.00, chronologically, for an average conversion price of $3.428 per share. The Purchaser of the Series "B" and the holders of common stock shall vote together on all matters as to which the approval of the stockholders may be required. The purchasers of the Series "B" preferred stock shall have one vote for each share of common stock into which such Series "B" preferred stock may be converted.

     Pursuant to the anti-dilution provisions of the Series "A" preferred stock, the conversion price of the Series "A" preferred stock is reduced from $9.28 per share to $3.244 per share in the event that the Company issues additional shares of common stock from conversion of the first traunch Series "B" preferred stock purchasers. In addition, to assure that the Company is in full compliance with Nasdaq marketplace rules, the Company also received unanimous approval from the purchasers of the Series "A" preferred stock to change the terms of the Series "A" preferred stock as it relates to voting rights and shareholder approval of issuance of certain common stock upon conversion and/or dividend payment. Consistent with this amendment, the Series "A" conversion would be subject to shareholder approval if the number of shares exceeds 396,250 shares or 20% of the number of shares outstanding at the time of the issuance of the Series "A" preferred stock. With regard to voting rights, the original Series "A" preferred stock voting rights provided the purchaser one vote for each share of common stock into which the Series "A" preferred stock may be

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE O - STOCKHOLDERS' EQUITY (CONTINUED)

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

NOTE P - STOCK OPTION PLAN

     Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of December 31, 2003, 81,714 options from the 1998 Plan have been granted and are outstanding.

     In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of December 31, 2003, all options available under the 1997 Plan have been granted: 374,084 options are outstanding, 43,160 warrants are outstanding to directors included in the plan, and 62,579 options have been exercised.

     At December 31, 2003 and 2002, the Company had outstanding options to sell 130,671 and 122,151 shares of common stock, respectively, to various current officers and directors of the Company at exercise prices ranging from $35.24 to $3.8752 per share. As of December 31, 2003 and 2002, options for 85,748 and 78,323 shares are vested, respectively. The options expire ten years from the date granted, except 46,250 options granted to directors in 1997, which expire five years from the date exercisable.

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE P - STOCK OPTION PLAN (CONTINUED)

     At December 31, 2003 and 2002, the Company had outstanding options to sell 10,992 and 19,239 shares of common stock, respectively, to various outside consultants at exercise prices ranging from $61.36 to $6.67 per share. As of December 31, 2003 and 2002, options for 10,992 and 15,489 were vested, respectively. As of December 31, 2003, of the options outstanding, 3,219 options expire five years from the date granted. All other options expire ten years from the date granted.

     At December 31 2003 and 2002, the Company had outstanding options granted to employees, ex-employees and previous directors for 357,295 and 297,982 shares of common stock, respectively, at exercise prices ranging from $61.00 to $3.50 per share. As of December 31, 2003 and 2002, options for 345,967 and 286,654 are vested, respectively. The options expire through 2012.

     The table below summarizes the stock option activity for the years ending 2003 and 2002, followed by summary table. The figures herein, as above, reflect the impact of a 1-for-4 stock split approved by stockholders on January 30, 2003. See note O.

                                           Number of               Per Unit
            Options Outstanding              Shares             Exercise Price
            -------------------            ---------        ------------------

   Outstanding, December 31, 2001           523,728       $      3.52 - $61.36
                                           ---------        ------------------

       Options granted                      108,560       $      3.52 - $ 7.00
       Options forfeited                   (137,943)      $      3.52 - $61.00
       Options exercised                     (2,125)      $      3.52
                                           ---------        ------------------

   Outstanding, December 31, 2002           492,220       $      3.52 - $61.36
                                           ---------        ------------------

       Options granted                       14,450       $      1.98
       Options forfeited                    (50,872)      $      3.50 - $45.00
                                           ---------        ------------------

   Outstanding, December 31, 2003           455,798       $      1.98 - $61.36
                                           =========        ==================

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE P - STOCK OPTION PLAN (CONTINUED)

     The Company accounts for its options granted to employees in accordance with APB 25. Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123 based on their fair value as determined by the Black-Scholes option-pricing model. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 2003 and 2002 would have been increased to the proforma amounts indicated below:


                                                           2003          2002
                                                     -------------  -----------
    Net income (loss), as reported                 $      391,829  (2,148,951)
    Deduct:      Total stock-based
                 employee compensation
                 expense determined
                 under fair value based
                 method                                  (102,124)    (331,028)
                                                     -------------  -----------

    Net income (loss), pro forma                    $      289,705  (2,479,979)
                                                     =============  ===========
                 Net income (loss) per common share
                     Basic
                          As reported                           .19       (1.08)
                          Pro forma                             .14       (1.24)

                     Diluted
                          As reported                           .13       (1.08)
                          Pro forma                             .10       (1.24)


     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.


     For the year ended December 31, 2003, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility range approximating 64.9% depending on the grant date; and an expected term of ten years. For the year ended December 31, 2002, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility range approximating 104.3%, depending on the grant date; and an expected term of five to seven years. All options granted to employees have been granted at an exercise price of $3.50 to $61.00 per share.

                     AMEN Properties, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE Q - EMPLOYEE BENEFIT PLAN


     In January 1998, the Company adopted a defined contribution 401(k) plan which covers substantially all of its eligible employees. The maximum employee contribution allowed is 15% of compensation or $12,000, whichever is lower. The Company is not required to contribute to the 401(k) plan and has made no contributions since inception.

NOTE R - SUBSEQUENT EVENTS

     On February 18, 2004, the Company and certain other limited partners of TCTB entered into an agreement to acquire an additional approximate 6.49% of TCTB, subject to a back-in interest to a related party. The effective date of the acquisition is January 1, 2004. The Company funded the acquisition with approximately $208,000 of cash and a note payable to the selling limited partner of approximately $251,000. The note is payable in quarterly installments of principal and interest. The note matures January 1, 2010 and bears an interest rate of 5%. The first quarterly payment is due April 1, 2004.

INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
-------    --------------------
2.3// Asset Purchase Agreement between the Company and Blue Hill Media, Inc. dated December 13, 2002

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

4.7*       1998 Stock Option Plan

4.7A**     1998 Stock Option Plan, as amended February 26, 1999

4.8##      1998 Stock Option Plan, as amended March 3, 2000


10.3** Office Building Lease by and between Enterprise Center Limited Partnership Number Two and the registrant dated August 23, 1999

10.4+ Warrant Certificate between the Company and Robert Varney dated July 10, 1996

10.5+ Warrant Certificate between the Company and Robert Varney dated September 26, 1996

10.8+ Warrant Certificate between the Company and Bruce Edgington dated July 30, 1996

10.9+ Warrant Certificate between the Company and Bruce Edgington dated October 30, 1996

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

10.66++ Stock Purchase Agreement between the Company and Jon M. Morgan for Series B Preferred Stock dated December 31, 2001

10.67++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series B Preferred Stock dated December 31, 2001

10.68++ Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000

10.69++ Annex to the Stock Purchase Agreement for Series B Preferred Stock dated December 31, 2001

10.72// Agreement and Transfer of Limited Partnership Interest between the Company and the Selling Partners of TCTB Partners, Ltd. dated October 31, 2002

10.73// Amended Promissory Note between the Company and A. Scott Dufford dated October 31, 2002, with schedule describing all outstanding Amended Promissory Notes between the Company and the Selling Partners of TCTB Partners, Ltd, which are identical other than differences stated in the schedule.

10.74// Credit Agreement between TCTB Partners, Ltd. and Wells Fargo Bank Texas, N.A. dated June 5, 2002, the exhibits of which are not included due to their size.

10.75// Lease Agreement between TCTB Partners, Ltd. and Bank of America, N.A. dated September 30, 2003.

10.76// Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc. dated April 4, 2000.

10.77// Lease Agreement between TCTB Partners, Ltd. and Wells Fargo Bank Texas, N.A. dated June 27, 2000

10.78// Lease Termination between the Company and Matan Properties dated July 30, 2002.

10.79# Agreement to Suspend Dividends and Consent of the Holders of Series A Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.80# Agreement to Suspend Dividends and Consent of Holders of Series B Convertible Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

11         Statement of computation of earnings per share

21.1       Subsidiaries of the Company

23.1       Consent of Johnson, Miller & Co.

31.1       Certification of Chief Executive Officer.

31.2       Certification of Chief Financial Officer.

32.1       Certification of Chief Executive Officer Pursuant to 18 USCss.1350.

32.2       Certification of Chief Financial Officer Pursuant to 18 USCss.1350.


+ Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on September 24, 1997, SEC File No. 333-25937

* Incorporated by reference to the Company's Registration Statement Post Effective Amendment No. 1 to Form SB-2 declared effective by the Securities and Exchange Commission on July 2, 1998, SEC File No. 333-25937

## Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on March 30, 2000.

** Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

~ Incorporated by reference to the Company's Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on December 1, 2000, SEC File No. 333-49126

++ Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, amended July 25, 2002 and August 14, 2002.

~~ Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 5, 2002, SEC file No. 333-85636

*** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.

+++ Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on January 13, 2003.

// Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2003.

# Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2003.