Form 10QSB
period 2004-03-31
AMEN PROPERTIES INC
filed 2004-05-14
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                      For the Period Ended March 31, 2004.

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
                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
Common Stock, $ .01 Par Value: 2,201,356 shares outstanding as of May 3, 2004

Transitional Small Business Disclosure Format (check one):

Yes                 No     X
      --------------    --------------

                                      INDEX

Part I.    FINANCIAL INFORMATION                                            PAGE

Item 1.  Consolidated Financial Statements
         Balance Sheet at March 31, 2004 (Unaudited)                          1

         Consolidated Statement of Operations--for the three months ended
         March 31, 2004 and 2003 (Unaudited)                                  2

         Consolidated Statement of Cash Flows--for the three months ended
         March 31, 2004 and 2003 (Unaudited)                                  3

         Notes to Consolidated Financial Statements  (Unaudited)              4

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              16

Part II. OTHER INFORMATION

Items 1-6  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                    18

Exhibits                                                                      19

11.         Computation of Earnings Per Share.
31.1        Certification of Chief Executive Officer.
31.2        Certification of Chief Financial Officer.
32.1        Certification of Chief Executive Officer Pursuant to 18 USCss. 1350.
32.2        Certification of Chief Financial Officer Pursuant to 18 USCss.1350.

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents (notes A3 and C)                                 $       2,370,984
   Accounts receivable (notes A6 and A12), net of allowance of $91,066                   36,096
                                                                               ----------------

       Total current assets                                                                            2,407,080

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $922,944 (notes A7 and A8)                                                         11,856,815

LONG-TERM INVESTMENTS (notes A4 and C)                                                                   164,868

OTHER ASSETS
   Note receivable (note D)                                                             249,555
   Deferred costs (note A9)                                                             175,262
   Rents receivable (notes A6 and A12)                                                   76,300
                                                                               ----------------

       Total other assets                                                                                501,117
                                                                                                ----------------

                TOTAL ASSETS                                                                  $       14,929,880
                                                                                                ================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term obligations (note G)                           $        228,955
   Accounts payable                                                                     141,111
   Accrued liabilities (note E)                                                          71,645
   Deferred revenue (note F)                                                             33,356
   Other liabilities                                                                    194,323
                                                                               ----------------

       Total current liabilities                                                                         669,390

LONG-TERM OBLIGATIONS, less current portion (note G)                                                   9,060,141

DEFERRED REVENUE (note F)                                                                                172,209

MINORITY INTEREST (note A11)                                                                             920,799

COMMITMENTS AND CONTINGENCIES                                                                                  -

STOCKHOLDERS' EQUITY (note I)
   Preferred stock, $.001 par value, 5,000,000 shares authorized; 80,000
     Series "A" shares issued and outstanding                                                80
   80,000 Series "B" shares issued and outstanding                                           80
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                             22,014
   Common stock warrants                                                                127,660
   Additional paid-in capital                                                        42,481,507
   Accumulated deficit                                                              (38,524,000)
   Accumulated other comprehensive (loss) income                                              -
                                                                               ----------------

       Total stockholders' equity                                                                      4,107,341
                                                                                                ----------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $       14,929,880
                                                                                                ================

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                     2004              2003
                                               ---------------  ---------------
Rental revenue                                $      1,074,301        1,071,271

Operating expenses:
   Property operating                                   80,138           88,999
   Sales and marketing                                   1,231            1,177
   General and administrative                           34,217           27,517
   Depreciation and amortization                       106,453          105,863
   Insurance                                            23,039                -
   Travel and entertainment                                359              227
   Utilities                                           220,276          146,397
   Building maintenance                                155,195          149,281
   Office expense                                      104,975          105,306
   Taxes, except income                                 59,920           51,600
                                               ---------------  ---------------
         Total operating expenses                      785,803          676,367
                                               ---------------  ---------------

Net income from operations                             288,498          394,904

Other income (expense):
   Interest income                                       7,548            5,917
   Interest expense                                   (133,409)        (193,000)
   Other  income                                        12,785           41,297
                                               ---------------  ---------------
         Total other income (expense)                 (113,076)        (145,786)
                                               ---------------  ---------------

Net income before income taxes and
 minority interest                                     175,422          249,118

Income taxes (note A10)                                      -                -
Minority interest                                      (82,815)        (142,636)
                                               ---------------  ---------------
                                                       (82,815)        (142,636)
                                               ---------------  ---------------

NET INCOME                                    $         92,607          106,482
                                               ===============  ===============

Net income per common share (basic)           $            .04              .05
                                               ===============  ===============

Net income per common share (diluted)         $            .03              .04
                                               ===============  ===============

Weighted average number of common
 shares outstanding - basic                          2,201,356        1,992,056

Weighted average number of common
 shares outstanding - diluted                        3,051,079        2,841,779

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                     2004              2003
                                               ---------------  ---------------
Increase (Decrease) in Cash and Cash
 Equivalents

Cash flows from operating activities:
  Net income                                  $         92,607          106,482
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                    106,453          105,863
      Loss on sale of fixed assets                           -            3,946
      Loss on sale of investments                          520                -
      Minority interest                                 82,815          142,636
  Changes in operating assets and
   liabilities:
    Accounts receivable                                 16,891           76,264
    Deposits and other assets                                -                -
    Deferred costs                                     (18,375)         (45,499)
    Accounts payable                                   (36,069)         (35,656)
    Accrued and other liabilities                     (182,958)        (300,244)
    Deferred revenue                                    (9,440)         (98,785)
                                               ---------------  ---------------

  Net cash provided by (used in)
   operating activities                                 52,444          (44,993)
                                               ---------------  ---------------

Cash flows from investing activities:
  Purchases of property and equipment                 (109,282)         (57,972)
  Proceeds from sale of property and
   equipment                                                 -            5,170
  Sales and maturity of investments                     50,000           20,000
  Purchase of investments                             (102,519)        (191,506)
  Acquisition of limited partnership
   interest (note B)                                   (99,296)               -
  Repayments of notes receivable                        14,216                -
                                               ---------------  ---------------

  Net cash used in investing
   activities                                         (246,881)        (224,308)
                                               ---------------  ---------------

Cash flows from financing activities:
  Repayments of notes payable                          (46,201)         (54,567)
  Repayments of capitalized leases                           -           (9,995)
  Partner distributions                               (129,905)               -
                                               ---------------  ---------------

  Net cash used in financing
   activities                                 $       (176,106)         (64,562)
                                               ---------------  ---------------


Net decrease in cash and cash
 equivalents                                  $       (370,543)        (333,863)

Cash and cash equivalents at
 beginning of period                                 2,741,527        1,541,183
                                               ---------------  ---------------

Cash and cash equivalents at end of
 period                                       $      2,370,984        1,207,320
                                               ===============  ===============


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


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

          The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties and stabilized cash flowing businesses or assets. As of March 31, 2004, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland and Lubbock, Texas comprising an aggregate of approximately 539,837 square feet of gross leasable area ("GLA"). The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. The operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner.

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

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004
                                   (Unaudited)

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

     8.   Impairment of Long-Lived Assets

          The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles by monitoring and evaluating changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or matter in which a asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004
                                   (Unaudited)

          business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

          The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators or impairments are present, the Company evaluates the carrying value of these assets in reaction to the operating performance of the business and future discounted and nondiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value.

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

     11.  Minority Interest

          Minority interest represents the interest of unit holders of TCTB, other than the Company in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at March 31, 2004.

     12.  Revenue recognition

          Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, accounts receivable include $76,300 of tenant receivables at March 31, 2004, which is expected to be collected over the remaining lives of the leases.

     13.  Earnings Per Share

          The effects of Series "A" and "B" convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004
                                   (Unaudited)

          Disclosures regarding shares and share price have been adjusted to reflect the 1-for-4 reverse stock split dated February 3, 2003 in accordance with accounting principles generally accepted in the United States of America.

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

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

          In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, replacing the original Interpretation issued in January 2003. The revised Interpretation

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004
                                   (Unaudited)

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

          In July 2003, the FASB issued SFAS No. 149, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting of derivatives by requiring contracts with comparable characteristics be accounted for similarly. This Statement also incorporates clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management will consider the impact of this Statement on its financial statements for future periods.

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

     16.  Reclassifications

          Certain reclassifications of prior period amounts have been made to conform to the 2004 presentation.

NOTE B - BUSINESS COMBINATIONS

          Effective January 1, 2004, Delaware completed the acquisition of approximately 6.5% of additional limited partnership interest in TCTB for an aggregate consideration of approximately $459,124 including approximately $208,346 of cash paid. This acquisition has been

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004
                                   (Unaudited)

          accounted for under the purchase method of accounting. The purchase price has been allocated based on the estimated fair values of the approximate 6.5% acquired interest at the acquisition date as follows:

                  Fair value of assets acquired                  $  1,028,255
                  Liabilities assumed                                (448,277)
                  Notes payable to sellers                           (250,778)
                  Minority interest                                  (120,854)
                                                                  -----------

                           Cash used for the acquisition              208,346
                           Less:  cash acquired                       109,050
                                                                  -----------

                           Net cash paid                         $     99,296
                                                                  ===========

          For purposes of financial reporting, the Company has accounted for the acquisition as if it occurred on January 1, 2004, the effective date of the transaction. Management considers this acquisition to be immaterial to the financial statements taken as a whole.

NOTE C - CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

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

          At March 31, 2004 the Company's cash and cash equivalents consist of the following:

                  Cash in banks                              $      2,370,984
                  Short-term investments                                    -
                                                              ---------------

                                                             $      2,370,984
                                                              ===============

          Securities available-for-sale in the accompanying balance sheet at March 31, 2004 total $164,868. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of March 31, 2004 are as follows:

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004
                                   (Unaudited)



                                                                         Gross
                                             Market         Cost      Unrealized
                                             Value          Basis        Gains
                                          ------------   ----------   ----------
      Oil and Gas Royalty Trust Fund      $     62,350       62,350            -
      Oil and Gas Royalty                      102,518      102,518            -
                                          ------------   ----------   ----------

               Total                      $    164,868      164,868            -
                                          ============   ==========   ==========


          The current and long-term portions at March 31, 2004 are as follows:

                                                                         Gross
                                              Market        Cost      Unrealized
                                              Value         Basis        Gains
                                          ------------   ----------   ----------

      Short-term investments             $           -            -            -
      Long-term investments                    164,868      164,868            -
                                          ------------   ----------   ----------

                                         $     164,868      164,868            -
                                          ============   ==========   ==========

NOTE D - NOTE RECEIVABLE

          On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with the Offline Business line (see note B). The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross margin of the Offline Business operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. As of March 31, 2004, the outstanding principal balance on the note receivable was $249,555. Because the current maturities are not reasonably estimable at March 31, 2004, the entire principal balance is reported as non-current.

NOTE E - ACCRUED LIABILITIES

          Accrued liabilities consisted of the following at March 31, 2004:



                  Accrued property taxes               $     62,174
                  Other liabilities                           9,471
                                                        -----------

                                                       $     71,645
                                                        ===========

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004
                                   (Unaudited)

NOTE F - DEFERRED REVENUE

          In April 2003, the Company received a one time cash payment of $238,871 from a tenant in the Lubbock building. This represents a prepayment of a buildout loan between the tenant and TCTB, which was structured and recognized as additional rent. The payment was deferred and is being amortized over the term of the lease, approximately seven years.


NOTE G - LONG-TERM OBLIGATIONS

          On June 5, 2002, TCTB entered into a loan agreement with a financial institution for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB was required to start making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000.

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

          Delaware entered into a promissory note in the amount of $250,778 to purchase approximately 6.5% additional ownership interest in TCTB. The note is due in quarterly installments of principal and interest beginning on April 1, 2004 with a final maturity of October 1, 2009. The term note bears interest at a fixed rate per annum of 5%.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004
                                   (Unaudited)

NOTE H - RELATED PARTY TRANSACTIONS

          At March 31, 2004, related parties leased approximately 29,000 square feet. TCTB received rental income from these related parties of approximately $67,256 during the quarter ended March 31, 2004.

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

Forward Looking Statements

Certain information in this section may contain "forward-looking statements" within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including, but not limited to, any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, "forward-looking statements" can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its "forward-looking statements" will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's "forward-looking statements." Our financial condition and results, as well as any other "forward-looking statements," are subject to inherent risks and uncertainties, including but not limited to those risk factors disclosed in the Company's definitive Schedule 14A dated August 27, 2002 and year end December 31, 2003 Annual Report on Form 10-KSB.

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

The first step in the new Business Plan was completed on October 31, 2002 when the Company entered into an Agreement with certain limited partners ("the Selling Partners") of TCTB Partners, Ltd. ("TCTB") to purchase 64.86248% of the LP Interest in TCTB effective October 1, 2002. Effective January 1, 2004 the Company entered into an agreement with certain limited partners of TCTB in which the Company acquired an additional 6.485533% limited partnership interest in TCTB. This additional interest purchased combined with the initial limited partnership interest purchased in 2002 gives the Company a total of 71.348013% limited partnership interest in TCTB. The assets of TCTB are two secondary office market properties in Midland and Lubbock, Texas, collectively referred to as "the Properties". These properties are described further in the Company's Annual Report on Form 10-KSB as of December 31, 2003.

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

Results of Operations

For the quarter ended March 31, 2004, the Company reported net income of $92,607 as compared to $106,482 during the same quarter in 2003. The net decrease of $13,875 is mainly due to the sale of the Company's oil and gas royalty trust investment in 2003. Due to the sale of the investment the Company did not receive comparative investment income for the period ending March 31, 2004.

Total rental revenue was $1,074,301 and $1,071,271 for the quarter ending March 31, 2004 and 2003, respectively. The revenue represents rental income from tenants occupying the commercial real estate buildings owned by TCTB.

Total operating expenses were $785,803 and $676,367 during the first quarter of 2004 and 2003, respectively. The increase of $109,436 is mainly due to the increase of reported utility and insurance expense during the first quarter of 2004 as compared to the same period in 2003. Both the utility and insurance expenses for 2004 are expected to be comparative to 2003 on an annual basis.

General and administrative expenses were $34,217 and $27,517 during the first quarter of 2004 and 2003, respectively. The increase of $6,700 over the same period in 2003 is primarily a result of an additional expense in 2004 in TCTB related to the preparation of the 2003 tax return.

Total interest expense was $133,409 and $193,000 for the quarters ending March 31, 2004 and 2003. The decrease of approximately $60,000 is mainly comprised of the suspension of the Preferred A and Preferred B dividend accrual. On May 30, 2003 the Company entered into agreements with its Series A and Series B Preferred Shareholders pursuant to which the Preferred Shareholders agreed to the suspension of the accrual of dividends on the Series A and Series B Preferred Stock from and after April 1, 2003.

Liquidity and Capital Resources

During the three months ending March 31, 2004 and 2003, net cash provided by / (used in) operating activities, was $52,444 and ($44,993), respectively. Included in the amount for the quarter ending March 31, 2004 and 2003 was approximately $ 248,000 and $220,000, respectively, of property taxes paid in the first quarter that related to 2003 and 2002 taxes on the TCTB buildings.

Net cash used by investing activities was $246,881 for the first three months of 2004, and $224,308 for the same period of 2003. During the first three months of 2004 the Company used approximately $99,296 in the purchase of the additional 6.485533% of TCTB limited partnership interest. Additionally the company used approximately $102,000 during the first quarter of 2004 in the purchase of investments as compared to approximately $191,000 during the same period in 2003.

Net cash used by financing activities for the three months ended March 31, 2004 was $176,106 and $64,562 in 2003. The difference of $111,544 is mainly due to the partnership distributions at TCTB paid during the first quarter of 2003 totaling $129,905.

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

ITEM 3. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Change in Securities

None to report.

ITEM 3.  Defaults Upon Senior Securities

None to report.

ITEM 4. Submission of Matters to a Vote of Security Holders

None to report.

ITEM 5.  Other Information

None to report.

ITEM 6.  Exhibits, List and Reports on Form 8-K

(a) EXHIBITS:

Exhibit
Number       Description

11.      Computation of Earnings Per Share.
31.1     Certification of Chief Executive Officer.
31.2     Certification of Chief Financial Officer.
32.1     Certification of Chief Executive Officer Pursuant to 18 USCss. 1350.
32.2     Certification of Chief Financial Officer Pursuant to 18 USCss.1350.

 (b) Reports on Form 8-K

On February 24 2004, the Company filed an Item 2 Form 8-K to disclose that the Company and certain other limited partners of TCTB Partnership, Ltd ("TCTB") entered into an Agreement and Tranasfer of Limited Partnership Interest, subject to a back-in interest to Anthem Oil and Gas, Inc, with a selling partner of TCTB. Pursuant to the Agreement the Selling Partner agreed to sell his limited partnership interest (the "LP Interest") in TCTB to the Company and certain other limited partners effective January 1, 2004, resulting in the Company acquiring an additional 6.485533% of TCTB. The Company funded the acquisition with $208,346.20 in cash and $250,778.27 by a Promissory Note (the "Note"). The note is payable in quarterly installments over the next five years and bears an interest rate of 5%. The first quarterly installment is due April 1, 2004.

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, AMEN Properties, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMEN Properties, Inc.



May 7, 2004                   By: /s/ Eric Oliver
                                  ---------------
                              Eric Oliver
                              Chairman and Chief Executive Officer



May 7, 2004                   By: /s/ John M. James
                                  -----------------
                              John M. James
                              Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------

11.      Computation of Earnings Per Share.
31.1     Certification of Chief Executive Officer.
31.2     Certification of Chief Financial Officer.
32.1     Certification of Chief Executive Officer Pursuant to 18 USCss. 1350.
32.2     Certification of Chief Financial Officer Pursuant to 18 USCss.1350.