Form 10QSB
period 2004-06-30
AMEN PROPERTIES INC
filed 2004-08-16
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       For the Period Ended June 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From ________________to_______.

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

                         303 W. Wall Street, Suite 1700
                                Midland, TX 79701
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
Common Stock, $ .01 Par Value: 2,201,356 shares outstanding as of July 31, 2004

Transitional Small Business Disclosure Format (check one):

Yes                     No     X
      --------------        --------------

                                      INDEX

Part I.    FINANCIAL INFORMATION                                                               PAGE
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheet at June  30,  2004 (Unaudited)                                1

         Consolidated Statement of Operations--for the three and six months ended
         June 30, 2004 and 2003 (Unaudited)                                                       2

         Consolidated Statement of Cash Flows--for the six months ended
         June 30, 2004 and 2003 (Unaudited)                                                       3

         Notes to Consolidated Financial Statements (Unaudited)                                   4

Item 2.    Management's Discussion and Analysis or Plan of Operation                             12

Item 3.    Controls and Procedures                                                               14

Part II.   OTHER INFORMATION

Items 1-6  Exhibits and Reports on Form 8-K                                                      15

Signatures                                                                                       17

Exhibits                                                                                         18

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



                                                AMEN Properties, Inc. and Subsidiaries
                                                      CONSOLIDATED BALANCE SHEET
                                                             June 30, 2004
                                                              (Unaudited)




CURRENT ASSETS
   Cash and cash equivalents (notes A3 and D)                                  $      2,548,716
   Accounts receivable net of allowance of $91,066 (notes A6 and A12)                    54,589
                                                                                         ------

       Total current assets                                                                        $   2,603,305

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $1,023,833 (notes A7 and A8)                                                       11,761,371

ROYALTY INTERESTS, at cost net of accumulated amortization of $4,347 (notes A7 and C)                    158,507

INVESTMENTS (notes A4 and D)                                                                              62,350

OTHER ASSETS
   Note receivable (note E)                                                             249,555
   Deferred costs (note A9)                                                             214,791
   Rents receivable (notes A6 and A12)                                                   77,311
                                                                                         ------

       Total other assets                                                                                541,657
                                                                                                         -------

                TOTAL ASSETS                                                                     $    15,127,190
                                                                                                 ===============

CURRENT LIABILITIES
   Current portion of long-term obligations (note H)                           $        234,185
   Accounts payable                                                                     205,032
   Accrued liabilities (note F)                                                         133,822
   Deferred revenue (note G)                                                             33,356
   Other liabilities                                                                    223,180
                                                                                        -------

     Total current liabilities                                                                   $       829,575

LONG-TERM OBLIGATIONS
   Deferred revenue (note G)                                                            163,876
   Long-term debt, less current portion (note H)                                      9,000,087
                                                                                      ---------

     Total long-term liabilities                                                                       9,163,963

MINORITY INTEREST (note A11)                                                                             997,220

COMMITMENTS AND CONTINGENCIES                                                                                  -

STOCKHOLDERS' EQUITY (note J)
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
   80,000 Series "A" shares issued and outstanding                                           80
   80,000 Series "B" shares issued and outstanding                                           80
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                             22,014
   Common stock warrants                                                                127,660
   Additional paid-in capital                                                        42,481,507
   Accumulated deficit                                                              (38,494,909)
                                                                                    -----------
         Total stockholders' equity                                                                    4,136,432
                                                                                                       ---------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    15,127,190
                                                                                                 ===============


                    The accompanying footnotes are an integral part of these consolidated financial statements







                                                AMEN Properties, Inc. and Subsidiaries
                                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                                              (Unaudited)



                                                      For the Three Months Ended       For the Six Months Ended
                                                               June 30,                        June 30,
                                                           2004            2003            2004            2003
                                                       -------------    ------------    -----------     -----------
Rental revenue                                      $     1,073,582  $    1,088,162  $   2,147,882   $   2,159,433
Operating Expense
   Sales and marketing                                          664           2,765          1,895           3,942
   General and administrative                               142,956         145,222        257,312         261,737
   Depreciation and amortization                            111,048          94,701        217,501         200,564
   Insurance                                                 24,856          22,907         47,895          22,907
   Travel and entertainment                                       -             450            359             677
   Utilities                                                215,843         232,536        436,120         378,933
   Building maintenance                                     181,973         161,332        337,168         310,613
   Office expense                                           102,314         119,292        207,289         224,598
   Taxes, except income                                      59,520          47,478        119,439          99,078
                                                       -------------    ------------    -----------     -----------
     Total operating expenses                               839,174         826,683      1,624,978       1,503,049
                                                       -------------    ------------    -----------     -----------

Net income (loss) from operations                           234,408         261,479        522,904         656,384

Other income (expense)
   Interest income                                            2,603           5,736          6,054          11,653
   Interest expense                                        (147,183)       (154,264)      (280,591)       (347,264)
   Other income                                              15,685          28,539         32,567          69,835
                                                       -------------    ------------    -----------     -----------
     Total other income (expense)                         (128,895)       (119,989)      (241,970)       (265,776)
                                                       -------------    ------------    -----------     -----------

Net income (loss) before income taxes and
minority
      Interest                                              105,513         141,490        280,934         390,608

Income taxes (note A10)                                           -               -              -               -
Minority interest                                          (76,420)        (96,549)      (159,235)       (239,185)
                                                       -------------    ------------    -----------     -----------
                                                           (76,420)        (96,549)      (159,235)       (239,185)
                                                       -------------    ------------    -----------     -----------

NET INCOME (LOSS)                                   $        29,093  $       44,941  $     121,699   $     151,423
                                                       =============    ============    ===========     ===========


   Net income per common share (basic)              $           .01  $          .02  $         .06   $         .07
                                                       =============    ============    ===========     ===========

   Net income per common share (diluted)            $           .01  $          .02  $         .04   $         .05
                                                       =============    ============    ===========     ===========

Weighted average number of common shares
outstanding - basic                                       2,201,356       2,047,256      2,201,356       2,019,808
                                                       =============    ============    ===========     ===========

Weighted average number of common shares
outstanding - diluted                                     3,051,079       2,896,979      3,051,079       2,869,531
                                                       =============    ============    ===========     ===========


                    The accompanying footnotes are an integral part of these consolidated financial statements







                                                AMEN Properties, Inc. and Subsidiaries
                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              (Unaudited)



                                                                                For the Six Months Ended June 30,
Increase (Decrease) in Cash and Cash Equivalents                                       2004                2003
                                                                                       ----                ----

Cash flows from operating activities:
      Net income                                                              $          121,699  $          151,423
      Adjustments to reconcile net income to net cash provided by operating activities:
         Allowance for doubtful accounts                                                       -              29,241
         Depreciation, amortization and depletion                                        217,501             200,564
         Loss on sale of investments                                                         520                   -
         Minority interest                                                               159,235             239,185
         Loss on sale of fixed asset                                                           -               3,946
      Changes in operating assets and liabilities:
         Accounts receivable                                                              (2,614)             62,140
         Deposits and other assets                                                             -                 840
         Deferred costs                                                                  (63,715)           (64,453)
         Accounts payable                                                                 27,852            (60,369)
         Accrued and other liabilities                                                   (91,924)          (176,292)
         Deferred revenue                                                                (17,773)           127,877
                                                                                   --------------      --------------

      Net cash provided by operating activities                                          350,781             514,102
                                                                                   --------------      --------------

Cash flows from investing activities:
      Purchases of property and equipment                                               (114,728)            (87,535)
      Proceeds from sale of property and equipment                                             -               5,170
      Sales and maturity of investments                                                   50,000             896,115
      Purchase of royalty interests                                                     (162,854)                  -
      Purchase of investments                                                                  -          (1,092,668)
      Acquisition of limited partnership interest                                        (99,296)                  -
      Repayments of notes receivable                                                      14,216                   -
                                                                                   --------------      --------------

      Net cash used in investing activities                                             (312,662)           (278,918)
                                                                                   --------------      --------------

Cash flows from financing activities:
      Minority interest distributions                                                   (129,905)            (13,967)
      Repayments of notes payable                                                       (101,025)           (130,441)
      Repayments of capitalized leases                                                         -              (9,995)
                                                                                   --------------      --------------
      Net cash used in financing activities                                             (230,930)           (154,403)
                                                                                   --------------      --------------

Net (decrease) / increase in cash and cash equivalents                                  (192,811)              80,781

Cash and cash equivalents at beginning of period                                       2,741,527           1,541,183
                                                                                   --------------      --------------

Cash and cash equivalents at end of period                                    $        2,548,716  $        1,621,964
                                                                                   ==============      ==============

                    The accompanying footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

          The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties and stabilized cash flowing businesses or assets. As of June 30, 2004, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland and Lubbock, Texas comprising an aggregate of approximately 539,837 square feet of gross leasable area ("GLA"). The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. The operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner.

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

          4.   Investments

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

          7.   Depreciation, Amortization and Depletion

          Property, plant and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to forty years. Leasehold improvements are amortized over the shorter of the life of the asset or the remaining lease term. Intangible assets are amortized over the useful lives of five to ten years using the straight-line method. Costs for the repair and maintenance of property and equipment are expensed as incurred. Royalty acquisitions are stated at cost. Depletion is determined using the units-of-production method based on the estimated oil and gas reserves.

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

          11.  Minority Interest

          Minority interest represents the interest of unit holders of TCTB, other than the Company in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at June 30, 2004.

          12.  Revenue recognition

          Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, accounts receivable include $77,311 of tenant receivables at June 30, 2004, which is expected to be collected over the remaining lives of the leases.

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

                  Fair value of assets acquired                                $      1,028,255
                  Liabilities assumed                                                  (448,277)
                  Notes payable to sellers                                             (250,778)
                  Minority interest                                                    (120,854)
                                                                                       --------

                           Cash used for the acquisition                                208,346
                           Less:  cash acquired                                         109,050
                                                                                        -------

                           Net cash paid                                       $         99,296
                                                                               ================

          For purposes of financial reporting, the Company has accounted for the acquisition as if it occurred on January 1, 2004, the effective date of the transaction. Management considers this acquisition to be immaterial to the financial statements taken as a whole.

NOTE C - ROYALTY INTERESTS

          During the quarter ended June 30, 2004, the Company completed the acquisition of two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the quarter ended June 30, 2004.

NOTE D - CASH, CASH EQUIVALENTS AND INVESTMENTS

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

          At June 30, 2004 the Company's cash and cash equivalents consist of the following:

                  Cash in banks                              $      2,548,716
                                                             ================


          Securities available-for-sale in the accompanying balance sheet at June 30, 2004 total $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of June 30, 2004 are as follows:

                                                                                                        Gross
                                                                    Market            Cost           Unrealized
                                                                     Value            Basis             Gains
                                                                     -----            -----             -----
                  Oil and Gas Royalty Trust Fund              $        62,350            62,350                -
                                                              ---------------            ------        ----------

                           Total                              $        62,350            62,350                -
                                                              ===============            ======        ==========


NOTE E - NOTE RECEIVABLE

          On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with the Offline Business line. The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross margin of the Offline Business operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. As of June 30, 2004, the outstanding principal balance on the note receivable was $249,555. Because the current maturities are not reasonably estimable at June 30, 2004, the entire principal balance is reported as non-current.

NOTE F - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at June 30, 2004:

                  Accrued property taxes                   $        124,351
                  Other liabilities                                   9,471
                                                                      -----

                                                           $        133,822
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

          Delaware entered into nine promissory notes, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB. The notes are due in annual payments of principal and interest beginning April 1, 2005 with a final maturity of May 31, 2009.
          The interest rate is equal to the Wall Street Journal Prime
          Lending Rate plus 1.5%. The annual payments are equal to a set percentage, ranging from 1% to 16% of the future net operating loss benefit of the Company. The net operating loss benefits are calculated as the dollar value of the federal income tax benefit to the Company of the net operating loss calculated in accordance with the Internal Revenue Code, for the calendar year preceding the date of each annual payment.

          Delaware entered into a promissory note in the amount of $250,778 to purchase approximately 6.5% additional ownership interest in TCTB. The note is due in quarterly installments of principal and interest beginning on April 1, 2004 with a final maturity of October 1, 2009. The term note bears interest at a fixed rate per annum of 5%.

NOTE I - RELATED PARTY TRANSACTIONS

          At June 30, 2004, related parties leased approximately 29,000 square feet. TCTB received rental income from these related parties of approximately $65,361 and $132,617 during the quarter and six months ended June 30, 2004, respectfully.

          Prior to Amen Properties, Inc. acquiring a limited partnership interest in TCTB, TCTB Partnership had entered into an agreement with Priority Power Management, Ltd to provide aggregation and consulting services in the management of TCTB Partnership's electricity use and costs. This agreement is due to expire December 31, 2004 and is scheduled to be renegotiated prior to the expiration date. The Company's Chief Operating Officer has an indirect 18% ownership in Priority Power Management, Ltd.

          During the quarter ended June 30, 2004 the Company purchased a percentage of certain royalty interests with related parties, individually, purchasing the remaining interest.

NOTE J - STOCKHOLDERS' EQUITY

          At a special meeting held January 30, 2003, the Company's stockholders approved a 1-for-4 reverse stock split, which became effective on February 3, 2003. This action brought the closing bid price of AMEN's common stock over the $1.00 per share criteria required before the February 14, 2003 deadline issued by the Nasdaq Listing Panel. Disclosures regarding shares and share price have been adjusted to reflect the 1-for-4 reverse stock split in accordance with generally accepted accounting principles in the United States of America. The Company entered into agreements effective May 30, 2003 with its Series A and Series B Preferred Shareholders pursuant to which the Preferred Shareholders agreed to the suspension of the accrual of dividends on the Series A and Series B Preferred Stock from and after April 1, 2003. Additionally, the Company agreed to declare and pay the accrued and unpaid dividends of $360,000 on the Preferred Stock through March 31, 2003 in shares of the Company's common stock. As a result, the Company issued 209,300 unregistered shares of common stock of the Company to satisfy the accrued dividend as of March 31, 2003. Further, the Company received shareholder approval at the 2004 annual stockholder meeting, and filed a Certificate of Amendment of Certificate of Incorporation of Amen Properties, Inc. on May 28, 2004 to amend the Series A and Series B Preferred Stock Designations. The amendment effectuates the elimination of the Preferred A and Preferred B Shareholders dividend other than for dividends with respect to the common stock of the Company.

NOTE K - SUBSEQUENT EVENTS

          On July 30, 2004, TCTB purchased a multi-tenant office building in Midland, Texas. This building has a net rental area of approximately 99,244 and is currently 40% occupied. The building was built during 1979 and renovated in 1990 and the purchase price of the acquired building was $436,500.

          On August 1, 2004, the Company created W Power and Light, LP. The new limited partnership's sole limited partner is NEMA, LLC and the sole general partner is Amen Properties, Inc. The creation of this partnership is to provide a subsidiary in which the Company can move into the Retail Electricity Provider (REP) market in the state of Texas.

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

Background

Amen Properties, Inc. (formerly Crosswalk.com) consisted primarily of the operation of crosswalk.com(TM) (the "Online Business") and a direct mail advertising service (the "Offline Business") prior to the end of 2002. During the last quarter of 2002, the Company sold substantially all of the assets used, required, useful, or otherwise relating to the operations of both the Online and Offline Business. The Company then changed its name to Amen Properties, Inc. effective February 3, 2003. Following shareholder approval of a new business plan the Company initially acquired 64.86% of a limited partnership interest in TCTB Partnership (TCTB) and in early 2004 the Company acquired an additional 6.485533% interest in TCTB. This additional interest purchased combined with the initial limited partnership interest purchased in 2002 gives the Company a total of 71.348013% limited partnership interest in TCTB.

During 2003, the Company reported net income for the first time in the Company's history. Both of our buildings in TCTB performed well. We fully anticipate that 2004 operations will mirror 2003 for both buildings in TCTB. The Company's investments during 2003 in two royalty trust performed well. Amen Properties, Inc. liquidated one royalty trust position in late 2003 and currently still maintains a position in another royalty trust.

Although 2003 was not a breakout year for AMEN, it did serve to establish a baseline operating history in which future performance of our fully transitioned Company can be measured. During 2003, the Company pursued numerous acquisition opportunities. None of the acquisitions were consummated due to not meeting our four acquisition criteria, as stated in our 2003 annual 10-KSB.

Management continues to assess opportunities to add value for our shareholders. We are focusing our efforts on value-added oil and gas properties, royalty trusts and commercial real estate. On July 30, 2004 the Company was able to acquire an additional multi-tenant office building in downtown Midland. This building is synergistic in that it is located across the street from our current Midland building and will allow the Company to utilize our current building management team in its operation. The Company is further pursuing opportunities for it shareholders by trying to enter into the Retail Electric Provider (REP) market in Texas. On August 1, 2004 the Company created W Power and Light, LP, a Delaware limited partnership with Amen Properties being the sole general partner and NEMA, LLC being the sole limited partner. The creation of W Power and Light, LP will allow the Company to enter a new market created when the Texas legislature, in June 1999, adopted the Texas Electric Choice Plan, which significantly changed the regulatory structure governing electric utilities in Texas. The Company recently released an 8-K discussing the creation of W Power and Light, LP.

In addition, management intends to pursue other types of cash generating assets, consisting primarily of office buildings in secondary stagnant markets, office building in out of favor growth markets and oil and gas royalties. Management also intends to pursue other types of property and business endeavors, including but not limited to, real estate investment trusts and partnership interests, for which there is a reasonable degree of accuracy in ascertaining the risks associated with their future. In particular, we are interested in existing businesses with management in place that have a stable cash flow history.

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

Results of Operations

For the three-months and six-months ended June 30, 2004 and 2003 the Company had a net decrease in net income of $15,848 and $29,724, respectfully. For the first time in the Company's history the Company tithed approximately $40,000 to two separate National Christian Organizations, Young Life and Campus Crusade for Christ, during the three months ended June 30, 2004. The Company's By-Laws state the Company will tithe an amount that will approximate 10% of net income. Additionally the company experienced an increase in building maintenance and an increase in the amount of insurance expense during the six months ended June 30, 2004 as compared the six months ending June 30, 2003.

For the three months and six months ended June 30, 2004 and 2003, rental revenue declined $14,580 and $11,551 respectfully. The decline is largely due to the decline of parking permits issued to tenants in the surrounding buildings in downtown Midland.

The remainder of the operating costs relate to expenses incurred at TCTB to operate the buildings. For the three-months ended June 30, 2004 and 2003 the decline in interest is mainly due to a decline in the interest rate on the Delaware notes (see note H to the Financial Statements for further discussion) from 4.9% to 4.15%. The notes are adjusted every October 1st to equal the prime rate plus 15 basis points. Also, during the six months ended June 30, 2003 the Company incurred approximately $42,000 of accrued dividends on the Preferred A and B stock. The accrual of dividends on the Preferred A and B stock were suspended as of March 31, 2003 and effectively eliminated by shareholder vote at the 2004 annual stockholder meeting on May 18, 2004.

Other income primarily consists of royalty income and distributions received from the Company's royalty trust investments.


Liquidity and Capital Resources

During the six months ended June 30, 2004 and 2003, net cash provided by operating activities was $350,781 and $514,102, respectfully. The net decrease of approximately $162,000 is mainly due to a decrease in deferred revenue and other accrued liabilities. In 2003, the Company received a one time cash payment of $238,000 from a tenant (see Note G to the Financial Statements for further discussion). The Company does not anticipate this type of payment occurring during the year ending December 31, 2004. The net change in other accrued liabilities for the six months ending June 30, 2004 as compared to the net change in other accrued liabilities for the six months ending June 30, 2003 has declined in large part because of the non-reoccurring expenses accrued in 2003 related to the termination of previous employees related to the on-line business.

Net cash used in investing activities during the six months ended June 30, 2004 mainly consist of the additional 6.485533% limited partnership interest purchased from certain limited partners in TCTB (see note B to the Financial Statements for further discussion) and the purchase of two separate royalty interests (see note C to the Financial Statements for further discussion). During the period ending June 30, 2003, the Company's net cash used in investing activities mainly consisted of the purchase and sales of investments related to the Company's royalty trust investments.

Net cash used in financing activities for the six months ending 2004, mainly consist of partnership distributions and the repayment of notes payable. The partnership distributions are at TCTB and were paid during the first quarter of 2004 and 2003. The repayment of notes payable mainly consists of the repayment of the Wells Fargo note at TCTB.

Management is actively seeking acquisition opportunities that meet our criteria in accordance with the Business Plan. Should an acquisition be made, expenditure and required resources could change significantly. The Company's ability to raise funds by the issuance of new equity is limited due to IRC
Section 382 restrictions on utilization of the NOL. However, if an opportunity presents itself that would be more valuable to the shareholders than the present value we have assigned the NOL, we will strongly consider pursuing the deal and would consider issuing equity to do so. Absent this, we intend on using certain limited partnership structures and traditional bank borrowings to implement the Business Plan and meet our growth targets. No assurances can be made that such financing will be available on terms considered acceptable to the Company.


ITEM 3. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Change in Securities

None to report.

ITEM 3.  Defaults Upon Senior Securities

None to report.

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 18, 2004, the Company held its annual meeting of shareholders. At the meeting, the following proposals were voted upon by the Company's shareholders. At the record date, March 15, 2004, there were 2,201,356 shares of common stock, 333,333 of Preferred A and 233,276 of Preferred B issued. A total of 2,767,965 voting shares and 2,270,755 (82.04%) of the shares, which represents the necessary quorum, voted on the proposals.

Proposal I:  To elect the following nominees as directors:

It was proposed that six members be elected at the meeting to the Board of Directors.

------------------------------------- -------------- ------------- --------------- -------------- -----------
             Proposal I                    For        Percentage      Against       Percentage     Abstain
                                                       of Votes
                                                         Cast                      of Votes Cast
------------------------------------- -------------- ------------- --------------- -------------- -----------
Eric Oliver                               2,268,110     99.88%              2,645      .12%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------
Jon M. Morgan                             2,268,110     99.88%              2,645      .12%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------
Bruce E. Edgington                        2,268,110     99.88%              2,645      .12%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------
Earl E. Gjelde                            2,268,110     99.88%              2,645      .12%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------
Donald M. Blake Jr.                       2,268,110     99.88%              2,645      .12%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------
G. Randy Nicholson                        2,268,110     99.88%              2,645      .12%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------

Proposal II: Amendment to the Certificate of Incorporation Effecting the Certificate of Designation of Series and Determination of Rights and Preferences of Series A and Series B Preferred Stock of Amen Properties, Inc.


------------------------ ------------ -------------- ------------- --------------- -------------- -----------
                            Total          For        Percentage      Against       Percentage     Abstain
                           Voting                      of Votes
                           Shares                        Cast                      of Votes Cast
------------------------ ------------ -------------- ------------- --------------- -------------- -----------
Proposal II                2,767,965      1,478,055     53.40%              9,524      .34%            7,144
------------------------ ------------ -------------- ------------- --------------- -------------- -----------



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

 (b) Reports on Form 8-K

On June 10, 2004, the Company filed an Item 5 Form 8-K to disclose that the Company filed a Certificate of Amendment of Certificate of Incorporation of Amen Properties, Inc. Pursuant to the agreements entered into between Amen Properties, Inc. and the Series A and Series B Preferred Shareholders, the Company, with shareholder approval received at the 2004 annual stockholder meeting, filed a Certificate of Amendment of Certificate of Incorporation of Amen Properties, Inc.on May 28, 2004 to amend the Series A and Series B Preferred Stock Designations. The amendment effectuates the elimination of the Preferred A and Preferred B shareholders dividend (except for dividends paid with respect to the common stock of the Company).

On August 13, 2004, the Company filed an Item 5 Form 8-K to disclose that the TCTB Limited Partnership puchased a twelve floor multi-tenant office building in downtown Midland known as Century Plaza at a negotiated purchase price of $436,500. The Company also reported as an Item 5 on Form 8-K the creation of W Power and Light, LP (W Power). The Company was unsuccessful in an attempt to acquire a retail electric provider ("REP") entity earlier in the year and therefore initiated the formation of the new entity. W Power is a wholly owned subsidiary of the Company and was created in order for the Company to enter the retail electricity market in Texas. W Power and Light LP entered into an employment agreement with Mr. Kevin Yung effective July 1, 2004. Mr. Yung is responsible for the oversight of operations including initial licensing and approvals necessary from the Public Utility Commission of the State of Texas
(PUCT) and Electrical Reliability Council of Texas (ERCOT) to become a REP in the State of Texas. The Company anticipates licensing requirements to be finalized by year end. As a REP, W Power will sell electricity and provide the related billing, customer service, collection and remittance services to both residential and commerical customers. The Texas regulatory structure permits independent REPs to procure and sell electricity at unregulated prices and pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to the customers. Since, January 1, 2002, Texas electricity users have had the option to purchase electricity at competitive pricing from REPs.

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, AMEN Properties, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMEN Properties, Inc.



August 13, 2004                     By: /s/ Eric Oliver
                                        ---------------
                                    Eric Oliver
                                    Chairman and Chief Executive Officer



August 13, 2004                     By: /s/ John M. James
                                        -----------------
                                    John M. James
                                    Chief Financial Officer and Secretary

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