Form 10QSB
period 2004-09-30
AMEN PROPERTIES INC
filed 2004-11-15
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2004

                                       or

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

Yes       X         No
      -------         ------

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $ .01 Par Value:
2,201,356 shares outstanding as of October 21, 2004

Transitional Small Business Disclosure Format (check one):

Yes                 No   X
      -------         -------

                                      INDEX

Part I.    FINANCIAL INFORMATION                                              PAGE

Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheet at September 30,  2004 (Unaudited)         1

         Consolidated Statement of Operations--for the three
         and nine months ended September 30, 2004 and 2003 (Unaudited)         2

         Consolidated Statement of Cash Flows-- for the nine months ended
         September 30, 2004 and 2003 (Unaudited)                               3

         Notes to Consolidated Financial Statements (Unaudited)                4

Item 2.    Management's Discussion and Analysis or Plan of Operation          14

Item 3.    Controls and Procedures                                            16

Part II.            OTHER INFORMATION

Items 1-6  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                    19

Exhibits                                                                      20

11. Computation of Earnings Per Share
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss. 1350
32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350


                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)




CURRENT ASSETS
   Cash and cash equivalents (notes A3 and D)                                     $   2,378,596
   Accounts receivable (notes A6 and A12)                                                38,064
                                                                                  -------------
       Total current assets                                                                        $   2,416,660

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $1,126,616 (notes A7 and A8)                                                       12,114,267

ROYALTY INTERESTS, at cost net of accumulated
  amortization of $8,461 (notes A7 and C)                                                                154,393

OTHER ASSETS
   Note receivable (note E)                                                             249,555
   Deferred costs (note A9)                                                             164,425
    Rents receivable (notes A6 and A12)                                                  78,323
   Other Investments (note D)                                                            62,350
                                                                                  -------------
       Total other assets                                                                                554,653
                                                                                                   -------------
                TOTAL ASSETS                                                                       $  15,239,973
                                                                                                   =============
CURRENT LIABILITIES
   Current portion of long-term obligations (note I)                              $     236,957
   Accounts payable                                                                     185,867
   Accrued liabilities (note F)                                                         226,074
   Deferred revenue (note G)                                                             48,320
   Other liabilities                                                                    252,355
                                                                                  -------------
     Total current liabilities                                                                     $    949,573

LONG-TERM OBLIGATIONS
   Deferred revenue (note G)                                                            155,543
   Long-term debt, less current portion (note I)                                      8,941,510
                                                                                  -------------
     Total long-term liabilities                                                                       9,097,053

MINORITY INTEREST (note A11)                                                                           1,070,282

COMMITMENTS AND CONTINGENCIES                                                                                  -

STOCKHOLDERS' EQUITY (note K)
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
   80,000 Series "A" shares issued and outstanding                                           80
   80,000 Series "B" shares issued and outstanding                                           80
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                             22,014
   Common stock warrants                                                                127,660
   Additional paid-in capital                                                        42,481,507
   Accumulated deficit                                                              (38,508,276)
                                                                                    ------------
         Total stockholders' equity                                                                    4,123,065
                                                                                                   -------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 15,239,973
                                                                                                   =============


 The accompanying footnotes are an integral part of these consolidated financial statements


                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                          For the Three Months Ended           For the Nine Months Ended
                                                                September 30,                        September 30,
                                                           2004               2003               2004               2003
                                                        ------------      ------------        -----------        -----------
Rental revenue                                          $ 1,107,570        $ 1,091,741        $ 3,255,452        $ 3,251,174

Expense
   Sales and marketing                                        2,158              1,728              4,053              5,671
   General and administrative                                99,621            105,844            356,933            367,581
   Depreciation and amortization                            112,709            103,027            330,210            303,591
   Insurance                                                 27,911             22,766             75,806             45,673
   Travel and entertainment                                     308               --                  667                677
   Utilities                                                247,979            230,426            684,098            609,359
   Building maintenance                                     179,824            148,364            516,901            458,977
   Other expense                                            105,356            124,487            312,644            349,085
   Taxes, except income                                      64,460             52,170            183,899            151,248
   Startup expense                                           79,660               --               79,660               --
                                                        -----------        -----------        -----------        -----------
     Total expenses                                         919,986            788,812          2,544,871          2,291,862
                                                        -----------        -----------        -----------        -----------
Net income from operations                                  187,584            302,929            710,581            959,312

Other income (expense)
   Interest income                                            2,641              7,700              8,695             19,353
   Interest expense                                        (146,518)          (153,562)          (427,109)          (500,826)
   Other income                                              15,987             42,004             48,462            111,839
                                                        -----------        -----------        -----------        -----------
     Total other income (expense)                          (127,890)          (103,858)          (369,952)          (369,634)
                                                        -----------        -----------        -----------        -----------
Net income before income taxes and  minority
      interest                                               59,694            199,071            340,629            589,678
Income taxes (note A10)                                        --                 --                 --                 --
Minority interest                                           (73,062)          (102,191)          (232,297)          (341,376)
                                                        -----------        -----------        -----------        -----------
                                                            (73,062)          (102,191)          (232,297)          (341,376)
                                                        -----------        -----------        -----------        -----------
NET INCOME (LOSS)                                       $   (13,368)       $    96,880        $   108,332        $   248,302
                                                        ===========        ===========        ===========        ===========
   Net income (loss) per common share - basic           $      (.01)       $       .04        $       .05        $       .12
                                                        ===========        ===========        ===========        ===========
   Net income (loss) per common share - diluted         $      (.01)       $       .03        $       .04        $       .08
                                                        ===========        ===========        ===========        ===========
Weighted average number of common shares
outstanding - basic                                       2,201,356          2,201,356          2,201,356          2,081,316
                                                        ===========        ===========        ===========        ===========
Weighted average number of common shares
outstanding - diluted                                     2,201,356          3,051,079          3,051,079          2,931,039
                                                        ===========        ===========        ===========        ===========


 The accompanying footnotes are an integral part of these consolidated financial statements



                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                            For the Nine Months Ended
                                                                                   September 30,
                                                                     --------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                          2004                      2003
                                                                     ------------              ------------
Cash flows from operating activities:
      Net income                                                      $   108,332              $   248,302
      Adjustments  to  reconcile  net income to net cash
        provided by  operating  activities:
         Net loss / (gain) on investments                                     520                   (4,001)
         Allowance for doubtful accounts                                     --                     29,241
         Depreciation, amortization and depletion                         330,210                  303,591
         Minority interest                                                232,297                  341,376
         Loss on sale of fixed asset                                         --                      3,946
      Changes in operating assets and liabilities:
         Accounts receivable                                               12,899                   63,314
         Deposits and other assets                                           --                        840
         Deferred costs                                                   (19,161)                 (47,000)
         Accounts payable                                                   8,687                 (117,113)
         Accrued and other liabilities                                     29,504                 (123,191)
         Deferred revenue                                                 (11,141)                 115,542
                                                                      -----------              -----------
      Net cash provided by operating activities                           692,147                  814,847
                                                                      -----------              -----------
Cash flows from investing activities:
      Purchases of property and equipment                                (570,408)                 (99,405)
      Proceeds from sale of property and equipment                           --                      5,170
      Sales and maturity of investments                                    50,000                1,448,690
      Purchase of royalty interests                                      (162,854)                    --
      Purchase of investments                                                --                 (1,623,989)
      Acquisition of limited partnership interest                         (99,296)                    --
      Repayments of notes receivable                                       14,216                     --
                                                                      -----------              -----------
      Net cash used in investing activities                              (768,342)                (269,534)
                                                                      -----------              -----------
Cash flows from financing activities:
      Minority interest distributions                                    (129,905)                 (13,967)
      Repayments of notes payable                                        (156,831)                (163,746)
      Repayments of capitalized leases                                       --                     (9,995)
                                                                      -----------              -----------
      Net cash used in financing activities                              (286,736)                (187,708)
                                                                      -----------              -----------
Net (decrease) / increase in cash and cash equivalents                   (362,931)                 357,605
Cash and cash equivalents at beginning of period                        2,741,527                1,541,183
                                                                      -----------              -----------
Cash and cash equivalents at end of period                            $ 2,378,596              $ 1,898,788
                                                                      ===========              ===========


 The accompanying footnotes are an integral part of these consolidated financial statements

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       ORGANIZATION

         Effective October 2002, AMEN formed NEMA Properties, LLC ("NEMA"), a Nevada limited liability company; AMEN Minerals, LP ("Minerals"), a
         Delaware limited  partnership;  and AMEN Delaware,  LP ("Delaware"),  a
         Delaware limited partnership, to pursue acquisitions as authorized by stockholders on September 19, 2002. Effective July 2004 Amen formed W Power and Light, LP ("W Power"), a Delaware limited partnership to enter into the retail electricity market in Texas. AMEN Properties, Inc. and Subsidiaries and affiliates (collectively referred to as the "Company") is a self-administered and self-managed Delaware corporation.

         The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties and stabilized cash flowing businesses or assets. As of September 30, 2004, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in three office properties, two properties located in Midland, Texas and one property located in Lubbock, Texas, comprising an aggregate of approximately 639,259 square feet of gross leasable area ("GLA"). The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen is positioned to enter the retail electricity market in the state of Texas. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner and the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner.

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

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




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

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

10.      INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS 109, "ACCOUNTING FOR INCOME TAXES". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

11.      MINORITY INTEREST

         Minority interest represents the interest of unit holders of TCTB, other than the Company in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at September 30, 2004.

12.      REVENUE RECOGNITION

         Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, accounts receivable include $78,323 of tenant receivables at September 30, 2004, which is expected to be collected over the remaining lives of the leases.

13.      START UP COSTS

         Starts up expenses are associated with certain expenses incurred with W Power and Light, LP. These expenses include but are not limited to salary, fees and licenses, travel and legal expense. Starts up costs are expensed as incurred.

14.      EARNINGS PER SHARE

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

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

15.      ENVIRONMENTAL

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

16.      NEW ACCOUNTING PRONOUNCEMENTS

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

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         Management does not believe the new pronouncements will have a material impact on its financial statements.

17.      RECLASSIFICATIONS

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

                  Fair value of assets acquired                  $1,028,255
                  Liabilities assumed                              (448,277)
                  Notes payable to sellers                         (250,778)
                  Minority interest                                (120,854)
                                                                  ---------

                           Cash used for the acquisition            208,346
                           Less:  cash acquired                     109,050
                                                                  ---------

                           Net cash paid                         $   99,296
                                                                  =========

         For purposes of financial reporting, the Company has accounted for the acquisition as if it occurred on January 1, 2004, the effective date of the transaction. Management considers this acquisition to be immaterial to the financial statements taken as a whole.

NOTE C - ROYALTY INTERESTS

         Earlier in 2004, the Company, through its wholly owned subsidiary Amen Minerals, LP, completed the acquisition of two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the quarter ended September 30, 2004.


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

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         At September 30, 2004 the Company's cash and cash equivalents consist of the following:

                  Cash in banks                              $2,378,596
                                                              =========

         Other investments at September 30, 2004 are comprised of oil and gas royalty interests with a cost basis of $62,350.


NOTE E - NOTE RECEIVABLE

         On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with a direct mail advertising service. The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross margin of the Offline Business operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. As of September 30, 2004, the outstanding principal balance on the note receivable was $249,555. Because the current maturities are not reasonably estimable at September 30, 2004, the entire principal balance is reported as non-current.

NOTE F - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at September 30, 2004:

                  Accrued property taxes         $191,165
                  Other liabilities                34,909
                                                  -------

                                                 $226,074

NOTE G - DEFERRED REVENUE

         In April 2003, the Company received a one time cash payment of $238,871 from a tenant in the Lubbock building. This represents a prepayment of a buildout loan between the tenant and TCTB, which was structured and recognized as additional rent. The payment was deferred and is being amortized over the term of the lease, approximately seven years.

NOTE H - OPERATING SEGMENTS

         On July 30, 2004 the Company formed and initiated the development of W Power and Light, LP (W Power). W Power was established to enter into the retail electricity market in Texas. The formation of W Power resulted in the diversification of the Company's business activities into two reportable segments: real estate operations and a retail electricity provider (REP). The real estate operations consist of three office properties, two located in Midland, Texas and one located in Lubbock, Texas, and comprise an aggregate of approximately 639,259 square feet of gross leaseable area. The REP segment will sell electricity and provide the related billing, customer service, collection and remittance services to both residential and commercial customers.

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the three months ending September 30, 2004.


                                                                Real Estate
                                                   REP          Operations           Other           Total
                                             ------------------------------------------------------------------
         Revenues from external customers                  -         1,107,570                 -      1,107,570
         Depreciation, Amortization and
         Depletion                                         -           108,329             4,114        112,443
         Segment net income (loss)                  (79,660)           129,274            13,959         63,573

         Segment assets (net of
         accumulated depreciation)                         -        12,110,328                 -     12,110,328
         Expenditures for segment assets                   -           455,680                 -        455,680

RECONCILIATION OF SEGMENT INFORMATION

         REVENUES
         Total revenues for reportable segments                                                 $     1,107,570
                                                                                                ---------------
                   Consolidated revenues                                                        $     1,107,570
         PROFIT / (LOSS)
         Reportable segment REP                                                                 $       (79,660)
         Reportable segment real estate operations                                                      129,274
         Other segmental profit                                                                          13,959
                                                                                                ---------------
               Total allocated segmental profit 63,573 Unallocated amounts:
              Corporate expenses                                                                       (76,941)
                                                                                                ---------------
                   Consolidated net loss                                                        $       (13,368)

         DEPRECIATION, AMORTIZATION AND DEPLETION
         Total reportable segments                                                              $        112,443
         Unallocated amounts:
              Corporate depreciation                                                                        266
                                                                                                ---------------
                   Consolidated depreciation, amortization and depletion                        $       112,709
         ASSETS
         Total assets for reportable segments                                                   $    12,110,328
         Corporate assets                                                                                 3,939
                                                                                                ----------------
                    Consolidated assets (net of accumulated depreciation)                        $    12,114,267


                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE I - LONG-TERM OBLIGATIONS

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

         Maturities of long-term debt at September 30, 2004 are as follows:

                  2005                             $  236,957
                  2006                                253,985
                  2007                                271,068
                  2008                                290,643
                  2009                              5,312,857
                  Thereafter                        2,812,957
                                                   ----------

                           Total                    9,178,467
                           Less current portion       236,957
                                                   ----------

                           Long-term portion       $8,941,510
                                                   ==========

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE J - RELATED PARTY TRANSACTIONS

         At September 30, 2004, related parties leased approximately 29,000 square feet. TCTB received rental income from these related parties of approximately $65,834 and $198,451 during the three months and nine months ended September 30, 2004, respectfully.

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

         During the quarter ended June 30, 2004 the Company, through its subsidiary Amen Minerals, LP, purchased a percentage of two certain royalty interests with certain individuals and related parties acquiring the remaining percentages. Effective April 1, 2004 the Company purchased a 25% interest in a Texas oil and gas royalty for a purchase price of $102,519 along with the Chief Operating Office directly acquiring a 10.625% interest and the Chief Executive Officer indirectly acquiring 22.5% interest. Effective April 2, 2004 the Company purchased a 20% interest in a Oklahoma oil and gas royalty for a purchase price of $60,335 along with the Chief Operating Officer directly acquiring a 8.5% interest and the Chief Executive Officer acquiring an indirect 20% interest (see note C for further discussion).



NOTE K - STOCKHOLDERS' EQUITY

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

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE L - SUBSEQUENT EVENTS

         On October 29, 2004 the Midland Development Corporation ("MDC") approved an Economic Development Agreement with W Power and Light, LP. Upon approval by the City Council of Midland, Texas, the agreement will provide for a maximum of $210,000 in forgivable loans to W Power and Light, LP. The forgivable loans will be disbursed in $70,000 increments beginning on or before February 28, 2005 and ending on or before February 28, 2007. During the entire term of this agreement, W Power shall post with the MDC a letter of credit unconditionally indemnifying the MDC in the event of any default by the Company on the payments it has agreed to make to the MDC under the agreement. During the term of the agreement, W Power is to provide a minimum of 10 jobs in Midland, Texas with an annualized rate of $500,000 by December 31, 2005, 17 jobs with an annualized rate of $800,000 by December 31, 2006, and 23 jobs with a an annualized rate of $1,000,000 by December 31, 2007.

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

During 2003, the Company reported net income for the first time in the Company's history. The buildings in TCTB performed well. We fully anticipate that 2004 operations will mirror 2003 for the buildings in TCTB. The Company's investments during 2003 in two royalty trust performed well. Amen Properties, Inc. liquidated one royalty trust position in late 2003 and currently still maintains a position in another royalty trust.

Although 2003 was not a breakout year for AMEN, it did serve to establish a baseline operating history in which future performance of our fully transitioned Company can be measured. During 2003, the Company pursued numerous acquisition opportunities. None of the acquisitions were consummated due to not meeting our four acquisition criteria, as stated in our 2003 annual 10-KSB.

Management continues to assess opportunities to add value for our shareholders. We are focusing our efforts on value-added oil and gas properties, royalty trusts, commercial real estate, and on the deregulated electricity industry in the State of Texas. On July 30, 2004 the Company was able to acquire an additional multi-tenant office building in downtown Midland. This building is synergistic in that it is located across the street from our current Midland building and will allow the Company to utilize our current building management team in its operation. The Company is further pursuing opportunities for it shareholders by trying to enter into the retail electricity market in Texas by forming a Retail Electric Provider (REP) to compete in the Texas market. On July 30, 2004, the Company created W Power and Light, LP, a Delaware limited partnership with Amen Properties being the sole general partner and NEMA, LLC being the sole limited partner. The creation of W Power and Light, LP will allow the Company to enter a new market created when the Texas legislature, in June 1999, adopted the Texas Electric Choice Plan, which significantly changed the regulatory structure governing electric utilities in Texas. The Company recently released an 8-K discussing the creation of W Power and Light, LP.

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

RESULTS OF OPERATIONS

The Company experienced a decrease in net income of approximately $110,248 and $139,970 for the three months and nine months ended September 30, 2004 and 2003, respectfully. During the three months ended September 30, 2004, the Company moved forward with the start up of W Power and Light, LP. The company incurred approximately $80,000 in start up expenses which consist of payroll and office expenses and third-party services. Additionally during the quarter ended September 30, 2004, the Company experienced a decrease in other income of approximately $26,000. This decrease is mainly due to the Company selling its investment in a royalty trust during the fourth quarter of 2003. For the nine months ended September 30, 2004, the net decrease in net income is mainly due to the Company tithing approximately $40,000 as required by the Company's By-Laws and the start up costs associated with W Power and Light, LP.

For the three months and nine months ended September 30, 2004 and 2003, rental revenue increased approximately $15,829 and $4,278, respectfully. The increase during the three months and nine months ending September 30, 2004 is mainly due to the purchase of a twelve floor multi-tenant office building in downtown Midland, Texas on July 30, 2004. The current year increase for the three and nine months ending September 30, 2004 over the same periods ending September 30, 2003 have been partially offset by a decline in parking revenue and amortized pre-paid rent.

The increase in expenses of approximately $130,000 during the three months ending September 30, 2004 consist mainly of operating costs of approximately $50,000 related to additional operating expenses associated with the purchase of the twelve floor multi-tenant office in downtown Midland, Texas and approximately $80,000 of start up expenses associated with W Power. For the three months ended September 30, 2004 and 2003 the decline in interest is mainly due to a decline in the interest rate on the Delaware notes (see note I to the Financial Statements for further discussion) from 4.9% to 4.15%. The notes are adjusted every October 1st to equal the prime rate plus 15 basis points.
Beginning October 1, 2004 the newly adjusted rate will be equal to 4.9%. Additionally, during the nine months ending September 30, 2003 the Company incurred approximately $42,000 in preferred stock dividends. Effective March 31, 2003 the preferred stock dividends were suspended and effectively eliminated by shareholder vote at the 2004 annual stockholder meeting on May 18, 2004.

Other income primarily consists of royalty income and distributions received from the Company's royalty trust investments and royalty interests.

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided by operating activities during the nine months ended September 30, 2004 and 2003 was $692,147 and $814,847, respectfully. The net decrease of approximately $122,700 is mainly attributable to two factors. During the nine months ended September 30, 2004 the Company tithed approximately
$40,000 to two separate National Christian Organizations and incurred approximately $80,000 in startup expense in the creation of wholly owned subsidiary, W Power and Light LP. Neither of which the Company experienced during 2003.

Net cash used in investing activities for the nine months ending September 30, 2004 and 2003 was $768,342 and $269,534, respectfully. The net increase in investing activities of approximately $499,000 is attributable to several investments during the nine months ending September 30, 2004. During the first quarter of 2004, the Company purchased an additional 6.485533% limited partnership interest from certain limited partners in TCTB (see note B to the Financial Statements for further discussion). During the second quarter of 2004, the Company purchased two separate royalty interests (see note C to the Financial Statements for further discussion) and during the third quarter of 2004 the Company purchased a twelve floor multi-tenant office building in downtown Midland, Texas on July 30, 2004. During the nine months ending September 30, 2003 investing activities mainly consisted of the purchase and sales of investments related to the Company's royalty trust investments.

Net cash used in financing activities for the nine months ending 2004, mainly consist of partnership distributions and the repayment of notes payable. The partnership distributions are at TCTB and were paid during the first quarter of 2004 and 2003. The repayments of notes payable mainly consist of the repayment of the Wells Fargo note at TCTB.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Other than arising from the review described below, there have been not changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management has identified and reported to the Audit Committee of the Company's Board of Directors certain matters involving internal control deficiencies. The deficiencies noted were (a) a lack of documented control procedures (b) the lack of segregation of duties and (c) insufficient supervision of the Company's accounting personnel. The Company believes such deficiencies were primarily attributable to the transition the Company went through during the end of 2002 and 2003 and changes in personnel within the accounting department.

 Based on the evaluation performed under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, the Company has concluded that, except as noted above the Company's current disclosure controls and procedures are sufficient to timely alert the Company's management to material information relating to the Company that is required to be included in the Company's periodic Securities and Exchange Commission filings, and that the internal controls are sufficient to provide reasonable assurance that the consolidated financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGE IN SECURITIES

None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None to report.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER       DESCRIPTION
--------     -----------
11.  Computation  of Earnings Per Share.
31.1 Certification  of Chief  Executive Officer.
31.2 Certification of Chief Financial Officer.
32.1 Certification of Chief Executive Officer Pursuant to 18 USC  ss. 1350.
32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.

 (b) Reports on Form 8-K

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


                              AMEN PROPERTIES, INC.



November 12 2004              By: /s/ Eric Oliver
                              ------------------------------------
                              Eric Oliver
                              Chairman and Chief Executive Officer



November 12, 2004             By: /s/ John M. James
                              ------------------------------------
                              John M. James
                              Chief Financial Officer and Secretary

INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION

11.  Computation  of Earnings Per Share.
31.1 Certification  of Chief  Executive Officer.
31.2 Certification of Chief Financial Officer.
32.1 Certification of Chief Executive Officer Pursuant to 18 USC  ss. 1350.
32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.