Form 10-K
period 2004-12-31
AMEN PROPERTIES INC
filed 2005-03-31
CIK 1037599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                   For the fiscal year ended December 31, 2004

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-22847

                              AMEN Properties, Inc.
                    (Exact Name of Registrant in Its Charter)


                   Delaware                                54-1831588
      -------------------------------          ---------------------------------
      (State or Other Jurisdiction of          (IRS Employer Identification No.)
       Incorporation or Organization)

        303 West Wall St. Suite 2300
                 Midland, TX                                  79701
  ------------------------------------------            ----------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

The issuer's revenues from operations for the twelve months ended December 31, 2004 were $4,309,886.

The Company is not considered an investment company.

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold at February 11, 2005 was approximately $11.8 million. The total number of shares outstanding of the issuer's common stock as of February 11, 2005 was 2,201,356.

Transitional Small Business Disclosure Format (Check One):  Yes ___ No _X_

Documents Incorporated by Reference

Exhibits to certain of the Company's filings are incorporated by reference as Exhibits to this Report as set forth in Part III, Item 13.

Portions of the Company's definitive proxy statement for its 2005 annual shareholders meeting to be filed on or before April 29, 2005, is incorporated by reference in Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-Looking Statements

Certain information in this annual report on Form 10-KSB may contain "forward-looking statements" within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, cash flow or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, "forward-looking statements" can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we can give no assurance that such expectations or any of our "forward-looking statements" will prove to be correct, and actual results could differ materially from those projected or assumed in our "forward-looking statements." Our financial condition and results, as well as any other "forward-looking statements," are subject to inherent risks and uncertainties, including but not limited to those risk factors summarized in Item 6, "Management's Discussion and Analysis or Plan of Operation."

Background

The Company was originally incorporated as DIDAX Inc. in January 1997 and through the end of December 31, 2002 operated under the name Crosswalk.com, Inc. and consisted primarily of the operation of crosswalk.com(TM) and a direct mail advertising service. During the last quarter of 2002, the Company sold substantially all of the assets used, required, useful, or otherwise relating to the operations of both businesses. The Company then changed its name to Amen Properties, Inc. (hereinafter referred to as "AMEN" or "the Company") effective February 3, 2003. Following shareholder approval of a new business plan in 2002, the Company initially acquired an approximate 64.86% limited partnership interest in TCTB Partnership Partners, Ltd. ("TCTB") and in early 2004 the Company acquired an additional 6.485533% interest in TCTB. This additional interest purchased combined with the initial limited partnership interest purchased in 2002 gives the Company a total of 71.348013% limited partnership interest in TCTB.

Under the 2002 business plan, we have attempted to grow our business through selective acquisitions of cash-generating assets focusing on value added plays in three distinct arenas that have historically generated large amounts of ordinary income - commercial real estate in secondary stagnant markets, commercial real estate in out of favor growth markets and in oil and gas royalties. While we have focused on these areas, we have also considered and evaluated opportunities to acquire other properties and businesses that have a consistent and stable cash flow history. Currently, we have extended the 2002 business plan to include our new electricity retail business through a wholly owned subsidiary W Power and Light LP. Our intent is to accumulate these assets to generate income and create shareholder value.

In initiating the 2002 business plan the Company, in October 2002, formed NEMA Properties LLC ("NEMA"), a Nevada limited liability company 100% owned by AMEN; AMEN Delaware LP ("Delaware"), a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner; and

AMEN Minerals LP ("Minerals"), a Delaware limited partnership, owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner. On July 30, 2004, the Company formed W Power and Light LP ("W Power"), a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner. It is the Company's intent for Delaware to own all our real estate assets, for Minerals to own our oil and gas royalty investments and W Power to hold our retail electricity provider services. As used herein, the terms "Company" and "AMEN" and references to "we" and "our" refer to all of AMEN Properties, Inc., NEMA, Delaware, Minerals, and W Power unless the context otherwise requires.

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

The Company will also provide to any person, free of charge, a copy of the Company's Code of Business Conduct and Ethics upon request made to the Company at 303 West Wall St., Suite 2300, Midland, Texas 79701, attn: Mr. John M. James.

Status of Business Plan

The Company implemented the 2002 business plan in October 2002 by acquiring an approximate 64.9% limited partnership interest in TCTB. Effective January 1, 2004, the Company entered into an agreement with certain limited partners of TCTB in which the Company acquired an additional 6.485533% limited partnership interest in TCTB. This additional interest purchased combined with the initial limited partnership interest purchased in 2002 gives the Company a total of 71.348013% limited partnership interest in TCTB. On July 30, 2004, through TCTB, the Company was able to acquire an additional multi-tenant office in downtown Midland. This building is synergistic in that it is located across the street from our other Midland building and will allow the Company to utilize our current building management team in its operation. On December 29, 2004, TCTB sold its undivided interest in the building located in Lubbock, Texas for $ 3,924,141, net to the Company's interest. The Company's book basis in the building was approximately $3,019,023 resulting in a gain of approximately $905,118. As of December 31, 2004 the assets of TCTB consisted of two secondary office market properties in Midland, Texas, collectively referred to as "the Properties". (See Item 2 below for further description of the Properties.)

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

Management continues to assess opportunities to add value for our shareholders whether under the 2002 business plan or extension of the principles of that plan. We are currently focusing our efforts on value-added oil and gas properties, royalty trusts, and in the deregulated electricity industry in the State of Texas. During 2004, the Company obtained two royalty interests for a total cost of approximately $162,854. The investment in the two royalties have proven to be beneficial, as the Company has received approximately $41,317 in gross revenues for the year ending December 31, 2004, while owning the royalties for approximately eight months.

Efforts in 2003 and 2004 did not yield significant progress in the Company's efforts to add to its yield producing asset base under the 2002 business plan. This lack of real progress coupled with increasing governance requirements resulting from the Sarbanes Oxley Act led the Company to entertain more of an exponential growth component to its business mix as an extension of the 2002 business plan. After entertaining several opportunities that did not really exploit a public vehicle, the Company, in July of 2004, funded its newly created wholly owned subsidiary, W Power. It should be noted that the formation and funding of W Power signifies an expansion from the Company's prior business focus. This change of focus contains significantly more risk than the incremental asset based model we were pursuing that resulted in limited opportunities. Though the Company may consider opportunities to acquire cash flow generating assets, the Company is currently foucusing its efforts on the retail electricity market in Texas through W Power as a Retail Electric Provider ("REP") to compete in the Texas market. The creation of W Power will allow the Company to enter a new market created when the Texas legislature adopted the Texas Electric Choice Plan, which significantly changed the regulatory structure governing electric utilities in Texas. In September 2004, the Public Utility Commission of Texas ("PUCT") awarded W Power a license to begin commercial REP operations in Texas and in November 2004 W Power received its certification from the Electric Reliability Council of Texas ("ERCOT"). As a REP, W Power sells electricity and provides the related billing, customer service, collection and remittance services to residential, commercial, and industrial customers. W Power offers its customers low electricity rates, flexible payment and pricing choices, simple offers and understandable terms and responsive customer service. The Texas regulatory structure and legislation permits independent REPs (companies unaffiliated with an incumbent utility in a particualar geographic area), such as W Power, to procure and sell electricity at unregulated prices and pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to the customers. W Power is located on the ground floor of the a newly acquired multi-tenant office building of TCTB in downtown Midland, Texas. The physical location is 310 W. Wall Street Midland, Texas 79701. Though we have not abandoned the 2002 business model, our focus is to support W Power for the immediate future. Our initial objectives are to actively monitor TCTB and build a strong customer base in W Power, while not compromising our integrity and founding Christian values.

We are committed to remaining patient, while maximizing our return on the TCTB acquisition and the development of W Power. TCTB's performance will depend on its ability to collect rent from tenants and minimize the cost of ownership and maintenance. If TCTB's tenants or prospective tenants experience a change in business conditions or a downturn in their business, it may experience a delay in lease commencements, or a decline in renewals and lease extensions. Any failure of tenants to operate under the terms of their lease, make timely rental payments consistent with lease terms, or remain solvent, could result in the termination of the tenants' leases and the loss of rental income. We believe TCTB will work diligently to attract and retain quality tenants in order to mitigate this risk to the greatest extent possible. W Power's performance will depend on its ability to attract and maintain a strong customer base, manage overhead costs, implement efficient controls and procedures, and have sufficient collateral to meet its credit requirements made by its generators, power marketers, ERCOT, and other electricity providers. We believe that W Power is positioned to meet these requirements and is capable of strong growth in the future, subject to the inherent risks and limitations associated with a start-up company.

We are also sensitive to the fact that we operate in a restrictive paradigm that does not allow access to traditional equity sources without compromising our net operating loss ("NOL") balances. We hope we can continue to preserve our NOL, but certain issues outside our control may occur which could jeopardize this position. If a larger deal that would require an expansion of our equity base presents itself, we would welcome sacrificing our NOL if the value added exceeded the present value we have assigned to the NOL. If our capital does become limited, we intend to make acquisitions through limited partnerships in a structure whereby AMEN would be the general partner/manager, while property asset specific equity providers would be the limited partners. However, we do not currently have any agreements or arrangements relating to such financing and no assurances can be made that such financing will be available on terms acceptable to us.

Impact of Government Regulation and Environmental Laws

Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials that are located on or under the property. Specific asbestos remediation has taken place in the Bank of America Tower prior to the Company's ownership. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of those substances. In connection with our ownership and operation of properties, we may be liable for these costs, which could be substantial. Also, our ability to arrange for financing secured by that real property might be adversely affected because of the presence of hazardous or toxic substances or the failure to properly remediate any contamination. In addition, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from our properties.

In addition, under the Americans with Disabilities Act ("ADA"), all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons. While we believe that the

Properties comply in all material respects with these physical requirements or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided, a determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Any required modifications to comply with the ADA would most likely result in unplanned cash expenditures that could impact our ability to meet our financial objectives.

With regard to investments in oil and gas royalties, the production, transportation and sale of natural gas from underlying properties are subject to federal and state governmental regulation, including regulation and tariffs charged by pipelines, taxes, the prevention of waste, the conservation of gas, pollution controls and various other matters. The Federal Government and each state have governmental power to impose measures that could increase the cost of oil and gas properties. The Federal Energy Regulatory Commission ("FERC") has jurisdiction with respect to various aspects of gas operations including the marketing and production of gas. The Natural Gas Act and the Natural Gas Policy Act (collectively, the "Acts") mandate federal regulation of the interstate transportation of gas. Numerous concerns regarding the interpretation and implementation of several provisions of the Acts have led to lawsuits and administrative proceedings to challenge the validity of the Acts. The FERC is also considering various policies and proposals that may affect the marketing of gas under new and existing contracts. Accordingly, we are unable to predict the impact of any such governmental regulation.

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

In relation to the Company entering the retail electricity market in Texas, the State of Texas began deregulation of the wholesale electricity market in 1995 with Senate Bill 373. This enabled independent power generators to establish operations in Texas alongside those of the regulated utilities and gain access to the transmission capabilities of the electricity power grid. This foundation, coupled with the passing of Senate Bill 7 in 1999, has enabled an integrated marketplace linking generators, energy delivery companies, retail electric providers, and an independent grid operator, ERCOT, to offer choices to end-use electricity customers. There are currently five major markets open to competition as defined by ERCOT based on service areas in Texas covered by formerly integrated utilities.

Effective January 1, 2002, retail customers of independent operating utilities in the ERCOT region of Texas were allowed to choose a REP. A REP serves end-use customers by purchasing its electricity from competing power producers in the wholesale market, receiving delivery services from the regulated transmission and distribution service providers (formerly the integrated utilities) and performing basic customer service functions including billing, collections and handling customer service requests.

As part of the Texas Senate Bill 7, the formerly integrated utilities were essentially split apart into three businesses: 1) unregulated wholesale businesses for power generation, 2) regulated transmission and distribution service providers ("TDSPs") and 3) unregulated REPs. The REPs that were formed by the formerly integrated utilities are referred to as "Affiliated REPs". These Affiliated REPs are subject to restrictions on their ability to compete on price in their own markets (the areas previously serviced by the integrated utility) to foster competition through price discounts from competitors. The two largest Affiliated REPs in Texas are TXU Energy and Reliant Energy, serving Dallas/Fort Worth and Houston areas, respectively. The other Affiliated REPs include First Choice an affiliate of Texas New Mexico Power, American Electric Power/Central Power and Light, and American Electric Power/West Texas Utilities.

Effective January 1, 2002, all customers previously with the integrated utility, whose electricity demand was under a megawatt (most small commercial and residential customers), were transferred to Affiliated REPs to be served on a month-to-month rate, known as the "Price-To-Beat" until such time that these customers choose to be served by an independent REP. The "Price-To-Beat" rate, set by the PUCT, was to serve as the benchmark, allowing independent REPs such as W Power the flexibility to set their own prices to customers in each market.

The "Price-To-Beat" rule requires the Affiliated REPs to charge a regulated, fixed rate in their respective incumbent markets until certain conditions are met. For small commercial consumers, Affiliated REPs were required to only charge the "Price-To-Beat" rate until either 40% of the load in their incumbent market has been lost to other REPs or until January 1, 2005. All of the affiliated REPs met the 40% threshold for small commercial consumers prior to January 1, 2005. After January 1, 2005 even if 40% of the customers have not been lost to competitors, the Affiliated REPs may offer a rate that is lower than the "Price-To-Beat". For both small commercial consumers and residential consumers, Affiliated REPs are restricted from charging a rate that is higher than the "Price-To-Beat" in their incumbent market until after January 1, 2007, without the approval of the PUCT.

Three critical elements that we believe are essential to have a successful retail electricity market are present in Texas. First, the wholesale energy market is competitive, thereby enabling retailers to purchase supply at competitive prices using bilateral agreements. Second, a common framework for operating throughout Texas has been established to enable retailers to effectuate switching, billing, service orders and other necessary transactions with ERCOT (as a clearinghouse) and with the transmission and distribution service providers. Third, a regulatory framework has been established that encourages competition by enabling the Affiliated REP to adjust the "Price-To-Beat" based on the movement in natural gas or purchased power prices. This unique "Price-To-Beat" mechanism ensures that the retail margins in the market can be preserved if commodity costs increase.

Operations

Our management consists of Eric Oliver, Chairman of the Board and Chief Executive Officer, Jon Morgan, President and Chief Operating Officer and John M. James, Chief Financial Officer and Corporate Secretary. Currently, John M. James is the only full time employee at the corporate level of AMEN Properties, Inc. TCTB has five full time employees who assist in the day-to-day operations of the Properties and W Power currently has five full time employees.

The properties are operated by an in-house management team which oversees all operations of both the Bank of America Tower and the Century Plaza Tower (the "Properties"). TCTB currently has a team of four maintenance workers, who assist and oversee in the Properties repairs and daily maintenance. TCTB employees a property manager who is responsible for the accounting functions of TCTB, letting of space and corresponding with the tenants and the building maintenance crew for any tenant complaints. Due to the close proximity of the Properties to one another management has been able to utilize the in-house maintenance crew and the property manager in each of the Properties.

W Power, being the only REP located in West Texas, is responsible for its customer account initiation and termination, energy supply management and scheduling, billing/remittance processing, and customer service. ERCOT oversees all aspects of the Texas power grid, and all retail electric providers must be certified by ERCOT to operate in the Texas markets. ERCOT was founded in 1970 to oversee the Texas power grid and under deregulation ERCOT serves as the Independent System Operator of the power grid in Texas and enables retail providers, generators, transmission and distribution service providers, and ultimately customers, to operate in a deregulated marketplace in Texas. ERCOT is continuously performing five major processes to support the retail provider:

     o    Customer Registration
     o    Market Operations
     o    Power Operations
     o    Load Profiling, Date Acquisition and Aggregation
     o    Settlements, Billing and Financial Transfer

ERCOT is responsible for establishing and managing market operating procedures and protocols, and developing and managing electronic transactions by and between the power generators, the retail electric providers, and the transmission and distribution company. These transactions include customer switching and registration, meter reading, regulated tariff delivery, invoicing, and financial market settlement.

W Power performs all customer registration, switching, and termination of service directly with ERCOT, facilitated by a third-party electronic data interchange provider who insures the electronic transactions are compliant with then-current ERCOT protocols. W Power uses proprietary software developed and owned by a third-party provider to initiate ERCOT electronic transactions, capture data sent directly or indirectly by ERCOT or the delivery companies, initiate billing, track and manage receivables, and provide general customer information system functions for managerial reporting and decision making.

Our customer service function is performed internally with customer service representatives able to provide service via the telephone, fax and email. W Power performs all steps of monthly customer billing and remittance.

Marketing and Sales

The majority of energy sold by W Power is to customers acquired through outside sales channels of electric aggregators and brokers. These channels provide a cost-effective means of customer acquisition in the commercial markets. These outside sales channels typically have an exclusive agreement with an end-use customer to assist with the selection of a REP. W Power competes aggressively to attract quality customers through these channels. To date, W Power has relied on outside sales channels, word-of-mouth marketing, and limited press coverage to attract new customer inquiries. During 2005, W Power may begin a series of marketing activities including radio and television advertising, direct mailing, and focused customer telemarketing and cold calling.

Prior to Amen Properties, Inc. acquiring a limited partnership interest in TCTB, TCTB had entered into an agreement with Priority Power Management, Ltd ("PPM"), a local aggregator, to provide aggregation and consulting services in the management of TCTB's electricity use and costs. The Company's Chief Operating Officer has an indirect 18% ownership in PPM and W Power expects to be acquiring customers though PPM. During January 2005, TCTB began purchasing their electricity for the Bank of America Tower and the Century Plaza Tower through W Power due to the expiration of the agreement between TCTB and PPM which expired on December 31, 2004.

Electricity Supply

W Power is certified by ERCOT to engage in both retail and wholesale marketing activities. We serve as our own qualified scheduling entity ("QSE") which involves the procurement, scheduling, and financial settlement of energy for our retail customer portfolio. Currently, W Power anticipates purchasing power from any and all wholesale power generation companies based on competitive purchase price offerings. Scheduling and market settlements are facilitated through ERCOT, while bilateral energy purchases and payments are negotiated in the open market. W Power enters into forward transactions for the delivery of fixed energy volumes for a specified term, and uses shorter term (typically month-ahead) swaps in which W Power purchases natural gas and delivers it to an electricity producer or marketer in exchange for electricity. These gas-for-power swaps reduce the working capital and collateral requirements to the benefit of W Power. W Power currently buys its natural gas from a privately held independent oil and gas producer/gatherer and may enter into similar agreements with any and all gas producer/gatherers based upon competitive pricing. W Power is authorized to provide wholesale QSE services to other REPs but currently provides those services only to itself.

We forecast our energy demand and purchase electricity through an experienced team of in-house professionals. The energy consumption forecast for our customer portfolio is based on historical load data, anticipated weather conditions, customer acquisition and attrition rates, and ERCOT projected load profile models. We continuously monitor and update our supply positions based on our retail demand forecasts and market conditions. Our objective is to maintain a balanced supply/demand book to limit commodity price risk exposure. W Power does not plan to engage in speculative trading.

Competition

The Company's commercial real estate business competes with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space. We may be unable to promptly renew the leases or re-let this space, or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

For the Company's retail electric provider, W Power, the competitors broadly fall in two categories. The first category consists of the Affiliated REPs who are the incumbent suppliers to their respective "Price-To-Beat" customers

(residential and small commercial) in specific geographic locations. As noted above in Item 1 under "Impact of Government Regulation and Environmental Laws", the ability for the Affiliated REPs to compete on price in their incumbent markets is dictated by specific rules. However, in all cases, the Affiliated REPs enjoy the highest levels of brand recognition and familiarity, requiring competitive REPs, including W Power, to convince customers to switch their service away from the Affiliated REPs. The affiliated REPs include: TXU Energy, Reliant Energy, First Choice Power, WTU Retail Energy, and CPL Retail Energy. The latter two Affiliated REPs are owned by Direct Energy, a unit of Centrica PLC. Outside of their incumbent markets, these Affiliated REPs compete in the same regulatory environment as does W Power.

The second category of competitors are independent REPs and include but are not limited to, Green Mountain Energy, Cirro Energy, Strategic Energy, Constellation Energy, GEXA Corp, Tractebel Energy Services, and Utility Choice. Some of the REPs choose to compete only in the small commercial segment, while others compete in the residential, small commercial, and industrial segments. The sizes of these REPs vary as do their approaches to the market.

ERCOT certified 23 new REPs in Texas last year, including W Power. We believe this is a testament to the viability of the deregulated Texas marketplace. While the Affiliated REPs have substantial size, substantial resources, and are adept at guiding the regulatory process in their favor, we believe that the independent REPs provide the greatest competitive threat to W Power. Retail profit margins in the Texas market have declined as wholesale prices of energy have climbed. Price competition in certain market segments have increased due to a number of new REPs, such as W Power, entering the market. In select cases we believe there are REPs selling below the prevailing market cost in order to acquire certain customers.

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

In order to implement the Christian Statement of Faith, we intend generally to act in accordance with the following policy, as stated in our Bylaws: "The Corporation shall:

1. Actively seek to market the services of the Corporation to those persons, entities, and agencies, which are actively involved in propagating a pattern of beliefs and actions consistent with the tenets of the Statement of Faith. Nothing herein shall be construed to prohibit marketing such services to other persons, entities, or agencies except as specifically set forth in the prohibitions or corporate action set forth below.
2. To the extent permitted by law, expend from the revenues of the Corporation such sums as are deemed prudent by the Board of Directors to support, encourage, or sustain persons or entities which in the judgment of the Board of Directors are expected to make significant efforts to propagate the Gospel of Jesus Christ in any manner not in conflict with the Statement of Faith. Such expenditures may be made without regard to the tax status or nonprofit status of the recipient. It is expected that the expenditures paid out under the provisions of this paragraph shall approximate ten percent (10%) of the amount that would otherwise be the net profits of the Corporation for the accounting period.

The Corporation shall not:

1. Take any position publicly or privately that denies or conflicts with the tenets of the Statement of Faith.
2. Elect, qualify or permit to serve in office as a director or officer to the Corporation any person who has not without reservation subscribed to the Statement of Faith as being true, accurate and correct or who having so subscribed has either publicly or privately recanted from a particular of the Statement of Faith or who has publicly made statements or taken actions without repentance which the Board of Directors finds to be in clear conflict with the Statement of Faith.
3. Hire or continue to employ any employee in any position in which, in the sole discretion of the Corporation, subscription to the Statement of Faith is a bona-fide occupational qualification reasonably necessary to the normal operations of the Corporation's activities, where such employee refuses, upon request, to subscribe to the Statement of Faith or having so subscribed has either publicly or privately recanted from any particular of the Statement of Faith or has publicly made statements or taken actions without repentance which the Board of Directors finds to be in clear conflict with the Statement of Faith. Because the Scriptures teach that bad company corrupts good morals and that a little leaven affects the whole lump, it is important to the Corporation's purposes that it be protected from the influence of persons not in agreement with the Statement of Faith at every level of employment.
4. Permit any party to utilize the name, goodwill, trade marks, or trade names of the Corporation in any course of action or dealings which the Corporation itself is herein prohibited from taking."

"In addition to any other appropriate legend, prior to its issuance each and every share certificate to be issued by this Corporation shall be inscribed with a legend that states:

          `This Corporation is a religious corporation. All shares of this Corporation are subject to the terms as set forth in the BYLAWS of the corporation which restricts the amendment or deletion of that section of the BYLAWS which prescribes a corporate Statement of Faith in the LORD JESUS CHRIST and directs or prohibits certain corporate actions on the basis of the Statement of Faith.'"

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Real Estate Investment Policy

While we have not abandoned our 2002 business plan, in the near term we intend to prioritize our focus on W Power and its capital needs. We will continue to entertain possible acquisitions of cash-generating assets focusing on value added plays whether they are commercial real estate or oil and gas royalties. We will also consider and evaluate opportunities to acquire other properties and businesses that have a consistent and stable cash flow history.

Opportunities in these areas will be based on our evaluations and a system whereby we formulate a cash flow series with at least 10 possible outcomes. We will then assign probability percentages to each of the outcomes. Based on the assigned probabilities, we will arrive at weighted return of total capital. These returns should meet the following four criteria to warrant additional due diligence:

     1.   Return on Total Capital (ROTC) of not less than 15% for the project
     2.   ROTC of at least 12% at the end of Year 1
     3.   Less than 10% assigned probability for an outcome ROTC of less than 5%
     4.   At least a 20% cumulative probability for an outcome ROTC of more than
          20%

The last two parameters serve to focus our attention on opportunities we can model with limited risk, but significant upside potential. By using leverage on these minimum rates of return, we will attempt to choose opportunities that attain our necessary return on equity targets.

Description of Real Estate and Operating Data

The Properties are owned by TCTB and managed and operated by TCTB Company, Inc., as general partner of TCTB. AMEN initially acquired 64.9% of the limited partnership interest of TCTB in 2002 and an additional 6.485% effective January 1, 2004. The Properties consist of commercial real estate in Midland, Texas. The twenty-four-story Midland property ("Bank of America Tower"), where the Company's headquarters are located, was completed in 1977 and encompasses 329,178 rentable square feet and is approximately 82% occupied. It also includes a 17-lane drive through bank and a 900 space-parking garage. The average lease term is 4 years and the major tenant is Bank of America. There are a total of three tenants in the Bank of America Tower who account for ten percent or more of the rentable space, consisting of the bank, Pioneer Natural Resources, Inc., a public oil and gas company, and a privately held oil and gas company. The general provisions of the lease requires TCTB to provide each tenant useable office space for a monthly fee and to provide the maintenance, utilities, janitorial and security expenses. The average annual net rental per occupied square foot was $7.60 for the year ended December 31, 2004. Century Plaza Tower was purchased on July 30, 2004 by TCTB at a negotiated price of $436,500 ($311,434 net to the Company's interest). Century Plaza Tower was built in 1979 and renovated in 1990. It is a twelve story high rise with 99,422 rentable square feet and is approximately 41% occupied. The majority of the tenants are on a month to month lease and the Century Plaza Tower currently has one major tenant occupying approximately 10% of the occupied rentable square feet. The average annual net rental per occupied square foot was $6.03 for the year ended December 31, 2004. The newly created wholly owned subsidiary of the Company, W Power, occupies the first floor of Century Plaza Tower. A limited investment in building improvements of $150,000 ($107,022 net to AMEN's interest) is planned or anticipated in the Properties for 2005. The Bank of America Tower is held for income generating capabilities and it is the intention of management that the Century Plaza Tower will be primarily used for the growth of the Company's wholly owned subsidiary W Power and Light, LP. In May of 2002, the Bank of America Tower under went an appraisal performed by the Real Estate Research Corporation. In that appraisal, the Bank of America Tower was indicated to be in average condition. It is management's opinion that the Century Plaza Tower is also in average condition. The typical tenant, other than the Bank of America, are independent oil and gas producers and financial service providers.

The following table sets forth certain information concerning lease expirations, excluding month to month leases and assuming no renewals for each Property:

Bank of America Tower
                                                                  Percentage
                  Number of                                        of Total        Percentage of
    Lease          Leases       Square Feet       Annualized      Square Feet    Total Annualized
  Expiration      Expiring       Expiring      Gross Base Rent     Expiring       Gross Base Rent
---------------------------------------------------------------------------------------------------
        2005             31        100,171       $   849,451          40.6%              40.4%
        2006              7         67,678           344,227          27.4%              16.4%
        2007              1          1,929            16,397            .7%                .7%
        2008              8         58,429           743,766          23.7%              35.4%
        2009              4         18,686           148,556           7.6%               7.1%
        2010              -              -                 -              -                  -
        2011              -              -                 -              -                  -
        2012              -              -                 -              -                  -
        2013              -              -                 -              -                  -
        2014              -              -                 -              -                  -
                -----------------------------------------------------------------------------------
Total                    51        246,893       $ 2,102,397         100.0%             100.0%
                ===================================================================================

Century Plaza Tower
                                                                  Percentage
                  Number of                                        of Total        Percentage of
    Lease          Leases       Square Feet       Annualized      Square Feet    Total Annualized
  Expiration      Expiring       Expiring      Gross Base Rent     Expiring       Gross Base Rent
---------------------------------------------------------------------------------------------------
        2005              3          1,909       $     9,775          40.1%             32.88%
        2006              -              -                 -              -                  -
        2007              1          2,850            19,950          59.9%             67.12%
        2008              -              -                 -              -                  -
        2009              -              -                 -              -                  -
        2010              -              -                 -              -                  -
        2011              -              -                 -              -                  -
        2012              -              -                 -              -                  -
        2013              -              -                 -              -                  -
        2014              -              -                 -              -                  -
                -----------------------------------------------------------------------------------
Total                     4          4,759       $    29,725         100.0%             100.0%
                ===================================================================================

Of the 31 tenants in the Bank of America Tower with expiring leases in 2005, a total of ten tenants, representing 100% of first quarter tenants scheduled for lease renewal, have renewed their lease totaling approximately $431,500 in annual gross rent.

The federal tax basis for the two properties is $5,225,855. Of this amount, $4,063,742 is related to the buildings that will be depreciated, for tax purposes, over 39 years using the straight-line method; $803,901 has been allocated to the parking garages that will be depreciated, for tax purposes, using the 150% declining balance method over 15 years; $104,138 has been allocated to partitions and flooring which will be depreciated, for tax purposes, using the 200% declining balance over 5 years; $143,625 has been allocated to building improvements and will be depreciated, for tax purposes, using the 200% declining balance over 7 years; and $110,449 has been allocated to land that will not be depreciated. The Bank of America Tower is financed by a loan from Wells Fargo Bank (the "Wells Fargo Note"), originally a $6.8 million non-recourse note bearing annual interest of 7.23% with a 20-year amortization that balloons on May 31, 2009 and is secured by a $2,100,000 certificate of deposit and the Bank of America Tower. The Properties are subject to an annual realty tax rate of approximately 3.18087%. For the year ending December 31, 2004 the annual realty tax was $159,843 and $13,886 for the Bank of America Tower and the Century Plaza Tower, respectively.

Effective December 31, 2004, the TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB minority owners. In accordance with an Agreement to Distribute Assets, effective December 31, 2004, the Lubbock office building was distributed to the TCTB partners according to their partnership sharing ratios. The undivided interest in the Lubbock Building distributed to the TCTB minority interest partners resulted in an approximate $979,000 reduction in the Company's property, plant and equipment and a corresponding reduction in minority interest. The Lubbock Building was subject to a lien securing TCTB's $6,100,000 note payable to Wells Fargo Bank

Texas, N.A. The Bank agreed to release its lien on the Lubbock Building in exchange for a $2,100,000 restricted certificate of deposit pledged by TCTB to the Bank as additional collateral. Immediately following the Lubbock Building distribution, the Company and the selling minority interest partners agreed to sell their undivided interest in the Lubbock Building for a negotiated purchase price of $4,568,614, in accordance with a Purchase Agreement, an entity in which certain TCTB limited partners (non-selling minority interest partners) are partners and are tenants in one of TCTB's Midland office buildings. The Company received net proceeds of $3,688,094 for its undivided interest in the Lubbock Building that resulted in a gain of $905,118.

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

None during the fourth quarter of the fiscal year ended December 31, 2004.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From January 1 to December 31, 2004, AMEN Properties, Inc.'s common stock traded on the NASDAQ Small Cap Market(SM) ("NASDAQ Small Cap") under the symbol "AMEN".

The following table sets forth the ranges of high and low sales prices of our common stock for each quarter within the last two fiscal years as reported on the NASDAQ Small Cap, adjusted to give effect to the 1-for-4 reverse stock split as if it occurred prior to the beginning of such period. The 1-for-4 reverse stock split was approved by the Company's stockholders at a special meeting held on January 30, 2003 and became effective on February 3, 2003.

                                               High             Low
                                             --------         --------
First Quarter 2003:                           $ 1.82           $ 1.17

Second Quarter 2003:                          $ 3.45           $ 1.51

Third Quarter 2003:                           $ 2.86           $ 2.01

Fourth Quarter 2003:                          $ 2.25           $ 1.10

First Quarter 2004:                           $ 3.50           $ 1.50

Second Quarter 2004:                          $ 3.05           $ 2.01

Third Quarter 2004:                           $ 3.05           $ 1.85

Fourth Quarter 2004:                          $ 4.88           $ 2.54

January 1, 2005 through March 15, 2004        $ 7.49           $ 3.91

At March 15, 2005, the closing price for our common stock, as reported by NASDAQ Small Cap, was $6.30 per share. There are approximately 3,500 holders of record of our common stock. A number of such holders of record are brokers and other institutions holding shares of common stock in "street name" for more than one beneficial owner. The Company's transfer agent and registrar is the American Stock Transfer and Trust Company. We have not paid and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table is provided in compliance with Item 201(d) of Regulation
S-B:

     ----------------------- --------------- --------------------- --------------------------------------
     Plan category             Number of       Weighted-average       Number of securities remaining
                             securities to    exercise price of     available for future issuance under
                               be issued         outstanding       equity compensation plans (excluding
                                  upon        options, warrants     securities reflected in column (a))
                              exercise of         and rights
                              outstanding
                                options,
                              warrants and
                                 rights

     ----------------------- --------------- --------------------- --------------------------------------
                                  (a)                (b)                            (c)
     ----------------------- --------------- --------------------- --------------------------------------
      Equity compensation                                                         253,751
       plans approved by        498,154             $13.05
        security holders
     ----------------------- --------------- --------------------- --------------------------------------
      Equity compensation
       plans not approved         None               None                          None
        security holders
     ----------------------- --------------- --------------------- --------------------------------------
             Total              498,154             $13.05                        253,751
     ----------------------- --------------- --------------------- --------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and related footnotes presented in Item 7.

Overview

AMEN Properties, Inc., (the "Company") is a real estate and energy company engaged in owning and managing real estate, oil and gas royalties, and energy related business properties. The Company is a holding company and conducts its operations through Amen Delaware, LP ("Delaware"); Amen Minerals, LP ("Minerals") and W Power and Light, LP ("W Power"), each being a wholly owned subsidiary of the Company. The Company owns its present real estate holdings through Delaware. Delaware owns an approximate 71.35% limited interest in TCTB Partners, Ltd., which currently owns two commercial office buildings in Midland, TX. The Company's present oil and gas royalty holdings are through Minerals, which owns two oil and gas royalty properties, one in Nowata County, Oklahoma and the other in Hemphill County, Texas. In July 2004, the Company entered the retail electricity market as a retail electric provider serving both retail and wholesale customers within the state of Texas through W Power.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities where that information is available from other sources. Certain estimates are particularly sensitive due to their significance to the financial statements. Actual results may differ significantly from management's estimates.

We believe that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

- Impairments,

- Acquisition of operating properties,

- Revenue Recognition,

- Gain recognition on sale of real estate assets,

- Consolidation of variable interest entities,

- Allowance for doubtful accounts and

- Stock Options

Impairments

Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with SFAS No. 144, we record assets held for sale at the lower of carrying value or sales price less costs to sell. For assets classified as held and used, these assets are tested for recoverability when events or changes in circumstances indicate that the estimated carrying amount may not be recoverable. An impairment loss is recognized when expected undiscounted future cash flows from a Property is less than the carrying value of the Property. Our estimates of cash flows of the Properties requires us to make assumptions related to future rental rates, occupancies, operating expenses, the ability of our tenants to perform pursuant to their lease obligations and proceeds to be generated from the eventual sale of our Properties. Any changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses.

If events or circumstances indicate that the fair value of an investment accounted for using the equity method has declined below its carrying value and we consider the decline to be "other than temporary," the investment is written down to fair value and an impairment loss is recognized. The evaluation of impairment for an investment would be based on a number of factors, including financial condition and operating results for the investment, inability to remain in compliance with provisions of any related debt agreements, and recognition of impairments by other investors. Impairment recognition would negatively impact the recorded value of our investment and reduce net income.

Acquisition of Operating Properties

We allocate the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, "Business Combinations." We initially record the allocation based on a preliminary purchase price allocation with adjustments recorded within one year of the acquisition.

In making estimates of fair value for purposes of allocating purchase price, management utilizes sources, including, but not limited to, independent value consulting services, independent appraisals that may be obtained in connection with financing the respective property, and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property and (ii) the present value of the amortized in-place tenant improvement allowances over the remaining term of each lease. Management's estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance, and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements, and equipment. The value of tenant improvements is separately estimated due to the different depreciable lives.

The aggregate value of intangible assets acquired is measured based on the difference between (i) the purchase price and (ii) the value of the tangible assets acquired as defined above. This value is then allocated among above-market and below-market in-place lease values, costs to execute similar leases (including leasing commissions, legal expenses and other related expenses), in-place lease values and customer relationship values.

Above-market and below-market in-place lease values for acquired properties are calculated based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the below-market fixed rate renewal option, if any, for below-market leases. We perform this analysis on a lease by lease basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the below-market fixed rate renewal option, if any, of the respective leases.

Management estimates costs to execute leases similar to those acquired at the property at acquisition based on current market conditions. These costs are recorded based on the present value of the amortized in-place leasing costs on a lease by lease basis over the remaining term of each lease.

The in-place lease values and customer relationship values are based on management's evaluation of the specific characteristics of each customer's lease and our overall relationship with that respective customer. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the customer, growth prospects for developing new business with the customer, the customer's credit quality, and the expectation of lease renewals, among other factors. The in-place lease value and customer relationship value are both amortized to expense over the initial term of the respective leases and projected renewal periods, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building.

Should a tenant terminate its lease, the unamortized portion of the in-place lease value and the customer relationship value and above-market and below-market lease values would be charged to expense.

Revenue Recognition

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, accounts receivable include $75,288 of tenant receivables at December 31, 2003, which was expected to be collected over the remaining lives of the leases. As of December 31, 2004 there were no such tenant receivables.

Gain Recognition on Sale of Real Estate Assets

We perform evaluations of each real estate sale to determine if full gain recognition is appropriate in accordance with SFAS No. 66, "Accounting for Sales of Real Estate". The application of SFAS No. 66 can be complex and requires us to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser's investment in the property being sold, whether our receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of our continuing involvement with the real estate asset after the sale. If full gain recognition is not appropriate, we account for the sale under an appropriate deferral method.

Consolidation of Variable Interest Entities

We perform evaluations of each of our investment partnerships, real estate partnerships and joint ventures to determine if the associated entities constitute a Variable Interest Entity, or VIE, as defined under Interpretations 46 and 46R, "Consolidation of Variable Interest Entities," or FIN 46 and 46R, respectively. In general, a VIE is an entity that has (i) an insufficient amount of equity for the entity to carry on its principal operations, without additional subordinated financial support from other parties, (ii) a group of equity owners that are unable to make decisions about the entity's activities, or (iii) equity that does not absorb the entity's losses or receive the benefits of the entity. If any one of these characteristics is present, the entity is subject to FIN 46R's variable interests consolidation model.

Quantifying the variability of VIEs is complex and subjective, requiring consideration and estimates of a significant number of possible future outcomes as well as the probability of each outcome occurring. The results of each possible outcome are allocated to the parties holding interests in the VIE and, based on the allocation, a calculation is performed to determine which party, if any, has a majority of the potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns). That party, if any, is the VIE's primary beneficiary and is required to consolidate the VIE. Calculating expected losses and expected residual returns requires modeling potential future results of the entity, assigning probabilities to each potential outcome, and allocating those potential outcomes to the VIE's interest holders. If our estimates of possible outcomes and probabilities are incorrect, it could result in the inappropriate consolidation or deconsolidation of the VIE.

For entities that do not constitute VIEs, we consider other GAAP, as required, determining (i) consolidation of the entity if our ownership interests comprise a majority of its outstanding voting stock or otherwise control the entity, or
(ii) application of the equity method of accounting if we do not have direct or indirect control of the entity, with the initial investment carried at costs and subsequently adjusted for our share of net income or less and cash contributions and distributions to and from these entities.

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from its tenants. We also maintain an allowance for deferred rent receivables which arise from the straight-lining of rents. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants or members, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding the collectibility of accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income.

Stock Options

The Company accounts for its options granted to employees in accordance with APB 25 and SFAS 148. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 based on their fair value as determined by the Black-Scholes option-pricing model. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net income and net income per share for the years ended December 31, 2004 and 2003 would have been decreased by approximately $22,000 and $102,000, respectively. See Footnote T to the Company's Consolidated Financial Statements included herein.

Results of Operations

Full Year 2004 Compared to Full Year 2003

For the year ended December 31, 2004 the Company showed net income of $801,255 or $.36 per share as compared to $391,829, or $.19 per share for the same period ended December 31, 2003. During 2004, the Company acquired an additional 6.485533% of TCTB limited partnership (see note B of the Financial Statements), purchased a twelve floor multi-tenant office building in downtown Midland, Texas, funded a new start-up company W Power (see note M of the Financial Statements) and sold its undivided interest in the Lubbock building that was distributed to the TCTB Partners according to the partnership sharing ratios (see note C of the Financial Statements). The increase in net income of $409,426 from 2003 to 2004 is mainly due to the increase in the Company's partnership interest and the sale of the Company's undivided interest in the Lubbock Building. However, the Company incurred additional expenses during 2004 of which it did not incur during 2003. For the first time in the Company's history, the Company tithed approximately $40,000 to two separate National Christian Organizations, Young Life and Campus Crusade for Christ and accrued tithing for 2004 of approximately $89,000 to be tithed during 2005. The Company's By-Laws state the Company will tithe an amount that will approximate 10% of net income. Additionally during 2004, the Company entered into the retail electricity market in Texas by forming a new wholly owned subsidiary, W Power, to compete in the Texas market. The start-up costs incurred during 2004 associated with the new wholly owned subsidiary were approximately $157,000.

Rental revenue declined for the period ending December 31, 2004 over the same period ending December 31, 2003 by approximately $35,000. The decline is mainly due to a decrease in parking permits issued to tenants in the surrounding buildings in downtown Midland and the Company writing off approximately $75,000 in escalating lease income upon the distribution of the Lubbock building. During 2004, the Company, through its limited partnership interest in TCTB, purchased a twelve story high rise building with 99,422 rentable square feet on July 30, 2004 in downtown Midland. The rental revenue received by the Company for the year ended December 31, 2004 increased by approximately $89,000. The building is approximately 41% occupied at December 31, 2004.

Total operating expenses for the years ended December 31, 2004 and 2003 were $3,634,708 and $3,167,463, respectively. The increase of $467,245 in operating expense is related to several factors. As mentioned above the Company tithed approximately $129,000 during 2004. Additionally, the Company, through its 71.348013% limited partnership interest in TCTB, purchased a twelve story high rise building with 99,422 rentable square feet on July 30, 2004. The newly acquired building increased the operating expenses by approximately $88,000 and the Company experienced an increase of approximately $79,000 in utility expense mainly related to the Lubbock building which was sold at the end of the year. The Company also paid expenses of approximately $157,000 in start-up costs associated with W Power. The remaining increase in the operating costs relate to expenses incurred by TCTB to operate the buildings.

Other income (expense) for the years ended Decembers 31, 2004, and 2003 were $404,915 and ($369,993), respectively for a net change of $774,908. For the year ended December 31, 2004, a decrease in interest rates saved approximately $75,000. The savings is mainly due to a decline in the interest rate on certain notes incurred with the Company's initial purchase of its limited partnership interest in TCTB (see note N to the Financial Statements for further discussion) from 4.9% to 4.15% for the first nine months for the year ended December 31, 2004. The notes are adjusted every October 1, to equal the prime rate plus 15 basis points. Beginning October 1, 2004, the newly adjusted rate was 4.9%.

Additionally, during the year ended December 31, 2003, the Company incurred approximately $42,000 in preferred stock dividends. Effective March 31, 2003, the preferred stock dividends were suspended and effectively eliminated by shareholder vote at the 2004 stockholder meeting on May 18, 2004. On December 31, 2004, the Company sold its undivided interest in the Lubbock building (see note C to the Financial Statements for further discussion). The sale resulted in the Company realizing a gain of $905,118. During the year ended December 31, 2003, the Company owned an investment in a certain royalty investment trust and received approximately $83,000 in royalty income during the year then ended. During the fourth quarter of 2003, the Company realized a gain of approximately $120,000 on the sale of this royalty investment.

Minority interest expense for the year ended December 31, 2004 and 2003 was ($278,838) and ($415,814), respectively, and reflects the minority interest owners of TCTB. The decrease in minority interest is related to the Company's purchase of an additional 6.485533% interest in TCTB effective January 1, 2004.

Liquidity and Capital Resources

During the years ended December 31, 2004 and 2003, net cash provided by operating activities was $707,638 and $1,185,321 respectfully. The net decrease of approximately $480,000 provided by operating activities is mainly associated with the sale of the Lubbock building, corporate tithing and the Company funding a new start-up Company. The Company was required to write off approximately $75,000 in escalated leases associated with the sale of the Lubbock building in December of 2004. Additionally, utility expense for the Lubbock building during 2004 increased approximately $79,000 due to rising energy costs. In April 2003, the Company received a one time cash payment of $238,871 from a tenant in the Lubbock building which represented a prepayment of a build out loan between the tenant and TCTB, and was structured and recognized as additional rent. Due to the deferral of the prepayment over the term of the lease the Company included approximately $180,000 of deferred revenue in the distribution of the Lubbock building. In 2004, the Company was able to tithe approximately $40,000 as required by the Company's By-Laws. In 2004, the Company formed its start-up and development subsidiary , W Power, by funding approximately $157,000 in start-up costs. The remaining decrease in operating income is mainly due to an increase in operating expenses associated with the operations of the Midland buildings and the Lubbock building, which was sold on December 31, 2004. The Company's commitment to fund its start-up and development of W Power will continue to require significant amounts of cash.

Net cash provided by investing activities was $938,241 and $214,741 for the years ended December 31, 2004 and 2003, respectively. The net cash provided by investing activities in 2004 is mainly due to the proceeds of $3,924,141 received by the Company on the sale of its undivided interest in the Lubbock building. Purchases of investments for the year ended December 31, 2004 include a $2,100,000 certificate of deposit with Wells Fargo Bank Texas, N.A This certificate of deposit was required by Wells Fargo, N.A. in order for the Company to obtain the Bank's release of its lien on the Lubbock building and is pledged by TCTB to the bank as additional collateral. During 2004, the Company paid $436,500 for the new Century Plaza Tower in Midland, Texas. The net cash provided by in investing activities for 2003 is mainly investments in marketable securities and bonds.

Net cash used in financing activities was $239,506 and $199,718 for the years ended December 31, 2004 and 2003, respectively. The net cash used in financing activities consist primarily of repayments of notes payable of approximately $224,209 in 2004 and $175,467 in 2003. Minority interest distributions for the years ended December 31, 2004 and 2003, were $129,905 and $13,967, respectively, and are related to the minority interest owners in TCTB. Additionally, the minority interest owners in TCTB made contributions in the amount of $114,608 during 2004.

Currently, the Company has a net operating tax loss ("NOL") carry forward in excess of $29 million. This NOL is related to the Company's operations prior to the Company presenting the 2002 business plan to shareholders. Management believes the present value of this NOL is between at $2.5 to $5 million and has been diligent in its efforts to ensure its preservation and utilization. The Company was able to offset 2003's taxable income against the NOL and fully expects to offset the Company's 2004 income against the NOL.

At December 31, 2004, the Company had working capital and investments of $1,933,918 comprised of cash of $4,147,900, accounts receivable of $72,735, other current assets of $77,399, and long-term investments of $62,350, less current liabilities if $2,426,466. The long-term investments of $62,350 primarily relate to the Company's ownership of 10,000 units of a royalty trust.

On January 4, 2005, the Company paid principal and interest totaling $1,681,346 on promissory notes. The promissory notes were originally issued as part of the Company's purchase of its interest in TCTB. On February 28, 2005, the Company entered into a loan agreement with Western National Bank, Midland, Texas. The loan agreement is a certain Revolving Line of Credit in an amount of $5,000,000. Under the loan agreement the Bank may, but is not obligated to, advance more than $2,500,000 and borrowings under the loan agreement are subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The loan agreement is secured by a security agreement to all of the accounts receivable of W Power. In addition, the loan agreement is guaranteed by certain accredited investors whose guarantees are partially secured by letters of credit. On March 1, 2005, the Company closed the sale and issuance of the Series C Preferred stock and Warrants pursuant to a Securities Purchase Agreement for a total purchase price of $2,000,000 in cash and limited guaranties from the investors in favor of Western National Bank covering the certain Revolving Line of Credit entered into by and between the Company and Western National Bank. The Company believes this level of working capital plus cash flow from operations will be sufficient to meet the Company's anticipated needs over the next twelve months. See the discussion below in 2005 Outlook for further detail of expected cash flow. There can be no assurance that current working capital will be sufficient to meet the Company's needs or that additional financing will be available to the Company or that such financing will be available on acceptable terms.

The Series C Preferred Stock discussed above ranks equally to the Company's outstanding Series A Preferred Stock and Series B Preferred Stock, and the issuance of the Series C required the consent of the holders of the Company's Series A and B Preferred Stock, which was obtained in January 2005. The consent document also included an amendment of each such holder's Stock Purchase Agreement eliminating certain securities registration obligations of the Company. The Series C Preferred Stock is convertible into a total of 500,000 shares of the Company's Common Stock and the Warrants are exercisable into a total of 250,000 shares of the Company's Common Stock, both subject to adjustment pursuant to anti-dilution provisions. However, in compliance with the Marketplace Rules of the NASDAQ Stock Market, the conversion and exercise rights related to the Series C Preferred and the Warrants are restricted and limited to a number of shares of the Company's Common Stock equal to 20% of the number of shares of Common Stock outstanding on the closing date of the transaction unless and until the issuance and sale of the Series C Preferred and the Warrants are approved by the stockholders of the Company. Also in compliance with the NASDAQ Rules, the officers and directors of the Company who purchased shares of the Series C Preferred Stock and the Warrants, Eric Oliver, Jon Morgan and Bruce Edgington, are further restricted from converting or exercising those securities until the transaction is approved by the stockholders of the Company or they exchange those securities for similar securities with a greater conversion/exercise price. The Company intends to solicit such stockholder approval in accordance with the NASDAQ Rules at the Company's next annual stockholders meeting. Additional information relating to this transaction is set forth in the Company's Current Report on Form 8-K filed on March 4, 2005, and in
Note V to the consolidated financial statements included herein.

2005 OUTLOOK

The following information is presented based upon the Company's knowledge of our current real estate operations and our projections for W Power. This information is not presented in accordance with generally accepted accounting principles, which require us to fully consolidate TCTB, showing 100% of its revenues and expenses and subtracting the minority interest in TCTB. Instead, the following reflects information net to AMEN's interest. The net effect to AMEN, however, should be approximately the same.

Anticipated operations for W Power - The Company's business model for W Power in 2005, anticipates capital requirements of approximately $2,200,000 to finance start-up costs, electricity procurements and capital requirements. The Company's business model leads management to expect earnings from operations, before income tax, depreciation and amortization, to be positive for 2005. The Company believes that it has positioned itself to meet the expected capital requirements of W Power with (1) the use of the proceeds from the sale of the Lubbock building, (2) the use of proceeds from the issuance of the Series C Preferred Stock and (3) borrowings under the loan agreement with Western National Bank, Midland, Texas. Under the loan agreement, the Bank may, but is not obligated, to advance more than $2,500,000. Borrowings under the loan agreement are subject to a borrowing base equal to the lesser amount of $5,000,000 or seventy-five (75%) of the eligible customer receivables of the Company and its subsidiary W Power. W Power's projected accounts receivable balances for 2005 will allow the Company to utilize the loan agreement with Western National Bank. Utilization of the loan when coupled with W Power's anticipated monthly cash receipts are expected to facilitate W Power in funding electricity procurement and capital requirements. The Company believes its sources of funding will be adequate to meet W Power's future growth and cash flow requirements through 2005.

Management's business model for W Power anticipates gross billings for retail electricity to be approximately $8,800,000 in 2005 with cash receipts approximating $6,825,000. Additionally, the projection for the total delivered commodity cost is approximately $7,683,000. Cash expenditures for general and administrative costs related to W Power are estimated to be approximately $840,000. Additionally, W Power is required to meet certain credit requirements with wholesale electricity providers, management estimates these collateral requirements to be approximately $497,000, resulting in a net cash outlay for 2005 to be approximately $2,195,000.

Current real estate operations - Based primarily upon historical performance of the Bank of America Tower in Midland Texas, the Company anticipates TCTB operating results in 2005 to produce approximately $286,978 in positive cash flow from operations, net to AMEN's 71.348% ownership. As discussed above, generally accepted accounting principles require us to fully consolidate TCTB, showing 100% of its revenues and expenses and subtracting the minority interest in TCTB. Instead, the following reflects information net to the Company's interest of 71.348%. The net effect to the Company, however, should be approximately the same. TCTB's cash flow is generated from tenant leases and the expected gross receipts for 2005 are expected to be approximately $1,700,000. TCTB's real estate operating expenses for 2005 are expected to be approximately $638,000. TCTB's general and administrative costs are expected to be $213,000, current annual interest expense related to the Wells Fargo Note approximates $320,000 and property taxes are anticipated to be $135,000. TCTB estimates spending approximately $107,000 in capital improvements on the Midland buildings in 2005, and these expenditures are expected to be mainly associated with tenant improvements and/or build outs. TCTB is expected to produce approximately $287,000 in positive cash flow.

Regarding anticipated cash outflows in 2005 for the corporate expenses, we are estimating total cost to maintain our public company status to be approximately $250,000 annually, which includes NASDAQ fees, audit fees, legal expenses, public filing fees, directors and officers insurance and costs related to the annual shareholders meeting. Because the majority of our officers have agreed not to take a salary, our corporate general and administrative cash outlays are expected to be $210,000. This amount is mainly cash outlays for salary and benefits for our Chief Financial Officer and the Company's corporate tithing.

The Wells Fargo Note prohibits distributions, without the consent of the bank, from TCTB to limited partners, except for the limited partners' tax liability. Currently, the Company does not anticipate TCTB making any distributions in 2005 for the limited partner's 2004 tax liability. Taking into account the Company's net beginning working capital and investments of $1,933,918; adding $2,000,000 from the private placement of the Series C Preferred Stock; expected draws of approximately $1,850,000 on the Company's line of credit secured by W Power's accounts receivable, and subtracting the net cash outlays of approximately $2,368,022 the Company estimates it will have approximately $3,415,896 in net working capital at the end of 2005.

The expected 2005 results discussed above, contemplate our current operations in our real estate operations performing consistent with their historical performance and our anticipated W Power operations are dependent upon management's W Power business model. While management of the Company believes that its current views and expectations are based upon reasonable assumptions, there are significant risks and uncertainties that could significantly affect expected results. Important factors that could cause actual results to differ materially from those in the projections and estimates include, without limitation, the risk factors referenced below under "Risk Factors", and many of those factors are beyond the Company's control. The foregoing information is expressly qualified in its entirety by such factors. You should expect the assumptions and related estimates to change as additional information becomes available. However, the Company does not intend to update or otherwise revise the projections and estimates provided to reflect events or circumstances after the date of this report. Actual results may differ materially from the projections and estimates provided.

As mentioned above, we have not abandoned our 2002 business plan, and should an acquisition present itself to management, expenditures and required resources could change significantly. The Company's ability to raise funds required to make any contemplated acquisition is somewhat hindered, due to NOL utilization rules contained in Section 382 of the Internal Revenue Code and the anticipated capital needs of a growing W Power. However, if management determines that an opportunity would be more valuable to the shareholders than the NOL or the leverage we could obtain with W Power, we would recommend pursuing the deal and would consider issuing equity to do so.

Forward-Looking Statements

Certain information in this section may contain "forward-looking statements" within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including, but not limited to, any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, "forward-looking statements" can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its "forward-looking statements" will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's "forward-looking statements." Our financial condition and results, as well as any other "forward-looking statements," are subject to inherent risks and uncertainties, including but not limited to those risk factors summarized below.

Risk Factors

Lack of Operating History

In recent years, the Company has substantially changed its business plan. As a result, the Company's operating history under its current business plan is limited. In addition, one of the Company's subsidiaries is a recent start-up electricity retail business. Such limited operating history of the Company and its subsidiaries may not provide sufficient information for Purchasers to base an evaluation of likely performance.

Dependence On Key Personnel

The Company depends to a large extent on the services of its executive officers and the officers and managers of its subsidiaries. Particularly, the Company's newest subsidiary, an electricity retail business, is heavily dependent upon the knowledge and expertise of the President of the subsidiary. The loss of the services of any of those persons could have a material adverse effect on the Company and its subsidiaries.

Competition

The Company and its subsidiaries encounter substantial competition in acquiring rental property and oil and gas royalties, leasing rental space, and securing trained personnel. Most competitors have substantially larger financial resources, staffs and facilities than the Company and its subsidiaries, and the Company and its subsidiaries may be at a significant disadvantage in many competitive situations. See also "Reliance Upon New Business - The Retail Electricity Market is Highly Competitive."

Adverse Market Conditions

The economic performance and value of the Company's properties are subject to all of the risks associated with owning and operating real estate, including:

     o    changes in the national, regional and local economic climate
     o    the attractiveness of our properties to tenants
     o    the ability of tenants to pay rent
     o    competition from other available properties
     o    changes in market rental rates
     o the need to periodically pay for costs to repair, renovate and re-let space
     o changes in operating costs, including costs for maintenance, insurance and real estate taxes
     o changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes

Failure By Tenants To Make Rental Payments

The performance of the Company's real estate investments will depend on our ability to collect rent from tenants. At any time our tenants may experience a change in business conditions or a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of offices or declare bankruptcy. Any of these actions could result in the termination of the tenants' leases and the loss of rental income.

Acquisitions Of Properties May Not Yield Expected Returns

Newly acquired properties may fail to perform as expected. Management may underestimate the costs necessary to bring acquired properties up to standards established for their intended market position. In addition, we may not achieve expected cost savings and planned operating efficiencies. Acquired properties may not perform as well as we anticipate due to various factors, including changes in macro-economic conditions and the demand for office space or oil and gas royalties. As the Company grows, we have to invest further in overhead to assimilate and manage a portfolio of potentially unrelated properties.

We may face significant competition for acquisitions of properties, which may increase the costs of acquisitions. We may compete for acquisitions of, and investments in, properties with an indeterminate number of investors, including investors with access to significant capital such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. This competition may increase prices for the types of properties in which we invest. In addition, the cost and availability of capital necessary to increase our asset base and revenue generating capability is difficult to predict and in and of itself may be a barrier to pursuing future acquisitions.

The Company's Asset Investments Are Illiquid

Real estate property investments and oil and gas royalties generally cannot be disposed of quickly. The Company's recent start-up electricity retail business is also illiquid. Therefore, we may not be able to vary our mix of assets or achieve potentially required liquidity in response to economic or other conditions promptly or on favorable terms.

Some Potential Losses May Not Be Covered By Insurance

The Company carries insurance on our properties that we consider appropriate and consistent with industry practices. Though we plan to assure to the best of our ability that policy specifications and insured limits of these policies are adequate and appropriate, there may be however, certain types of losses, including lease and other contract claims, acts of war, acts of terror and acts of God that generally may not be insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If that happened, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Though we plan to maintain insurance policies with carriers with sufficient assets and capital to cover all insured perils, there may be however, failures or receiverships of carriers providing insurance to the Company. If this occurs, the Company could be essentially without coverage for perils and losses.

Ability To Service Long-Term Debt

Certain of the Company's activities are subject to risks normally associated with debt financing. The timing and amount of cash flows could be insufficient to meet required payments of principal and interest. We may not be able to refinance acquired debt, which in virtually all cases requires substantial principal payments at maturity, and, even if we can, refinancing might not be available on favorable terms. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, cash flow may not be sufficient in all years to repay all maturing debt. Prevailing interest rates or other factors at the time of refinancing, including the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expenses.

Potential Environmental Liabilities

Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials that are located on or under the property. Specific asbestos remediation has taken place in certain of our rental buildings. Environmental laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of those substances. In connection with our ownership and operation of properties, we may be liable for these costs, which could be substantial. Also, our ability to arrange for financing secured by that real property might be adversely affected because of the presence of hazardous or toxic substances or the failure to properly remediate any contamination. In addition, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from our properties.

Non-Compliance With The Americans With Disabilities Act ("ADA")

Under the ADA, all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons. While we believe our properties comply in all material respects with these physical requirements or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided, a determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. If we were required to make modifications to comply with the ADA, our ability to meet financial obligations could be adversely affected.

Potential Adverse Effects On Our Net Operating Loss ("NOL")

There are significant limitations of utilization of the NOL under applicable tax law as it relates to a change in ownership among five-percent (5%) owners exceeding fifty percent (50%), and a business continuity test. If we are unable to meet these standards, utilization of the NOL could be limited or reduced to zero.

Volatility Of Oil And Gas Prices

Anticipated results from our oil and gas royalty investments are substantially dependent on prices of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relative minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include weather conditions, the economy, actions of the government regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial extended decline in the price of oil and gas could have an adverse impact on our revenue generating capability.

Uncertainty Of Estimated Oil and Gas Reserves

Estimates of economically recoverable oil and gas reserves are based upon a number of variable factors and assumptions, which are speculative and not under our control. Actual production and reserve data used to value future acquisitions will be estimates only and will be subject to uncertainties. Estimated quantities of oil and natural gas may differ considerably from amounts actually recovered and thus future cash flows could be impaired or accelerated beyond management's expectations.

Availability of Capital Resources

Currently, the Company's capital resources are expected to be limited to the recent sale proceeds obtained through the sale of the Purchased Securities, net proceeds from the sale of real estate, borrowings under its new credit facility with Western National Bank and the net income from operations of the Company and its Subsidiaries. In the event our current capital resources are insufficient to fund our operations and capital expenditures, the Company may be forced to seek other sources of financing, including without limitation, incurrence of debt and issuances of additional equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company or on any terms. If additional financing is not available, it will have a material adverse effect on our operations.

Reliance Upon New Business

The Company recently formed a new Subsidiary, W Power and Light, LP, to commence operations in the electricity retail business. In addition to the general risks discussed above, this new business is subject to additional risks including those discussed below.

The Retail Electricity Market Is Highly Competitive.

The market for retail electricity customers is very competitive. In certain markets, our principal competitors include the local regulated electric utility or its non-regulated affiliate. In other markets, we face competition from independent electric providers, independent power producers and wholesale power providers. In most cases, our competitors have the advantage of long-standing relationships with customers, longer operating histories and/or larger and better capital resources. As a result, it may not be profitable for us to enter into some markets and our ability to increase market share may be hindered.

In general, we compete on the basis of price, our commercial and marketing skills relative to other market participants, service and our financial position. Other factors affecting our competitive position include our ability to obtain electricity for resale and related transportation/transmission services. Since many of our energy customers, suppliers and transporters require financial guarantees and other assurances regarding contract performance, our access to letters of credit, surety bonds and other forms of credit support is another factor affecting our ability to compete in the market.

Our Business Is Subject to Market Risks.

Unlike a traditional regulated electric utility, we are not guaranteed a rate of return on our capital investments. Our results of operations, financial condition and cash flows depend, in large part, upon prevailing market prices for electricity in our markets and the impact of regulatory decisions on prices charged to our retail customers. Market prices may fluctuate substantially over relatively short periods of time, potentially adversely affecting our business. Changes in market prices for electricity may result from the following factors among others:

     o    weather conditions;
     o    seasonality;
     o    demand for energy commodities;
     o    general economic conditions;
     o    forced or unscheduled interruptions in electricity available;
     o disruption of electricity transmission or transportation, infrastructure or other constraints or inefficiencies;
     o    financial position of market participants;
     o    changes in market liquidity;
     o natural disasters, wars, embargoes, acts of terrorism and other catastrophic events; and
     o    governmental regulation and legislation.

Dependence Upon Third Party Providers.

The Company does not own any generating resources to supply electricity for our retail business in this market. As a result, we must purchase all of the generation capacity necessary to supply our retail energy business from third parties. In addition, we depend on power transmission and distribution facilities owned and operated by utilities and others to deliver energy products to our customers. If transmission or distribution is inadequate or disrupted, our ability to sell and deliver our products may be hindered. Any infrastructure failure that interrupts or impairs delivery of electricity could have an adverse effect on our business.

We are dependent on the transmission and distribution utilities for reading our customers' energy meters. We also rely on the local transmission and distribution utility or, in some cases, the independent system operator, to provide us with our customers' information regarding energy usage; and we may be limited in our ability to confirm the accuracy of the information. If we receive incorrect or untimely information from the transmission and distribution utilities, we could have difficulty properly billing our customers and collecting amounts owed to us. Failure to receive correct and timely information could have an adverse effect on our business.

Regulation of Electricity Retail Business.

The Company's electricity retail business operates in a regulatory environment that is undergoing significant changes as a result of varying restructuring initiatives at both the state and federal levels. We cannot predict the future direction of these initiatives or the ultimate effect that this changing regulatory environment will have on our business. Moreover, existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to our facilities or our commercial activities. Such future changes in laws and regulations may have an adverse effect on our business. Regulators, regional transmission organizations and independent system operators have imposed and may continue to impose price limitations, bidding rules and other mechanisms in an attempt to address price volatility and other issues in power markets. If the trend toward competitive restructuring of the power market is reversed, discontinued or delayed, our business growth prospects and financial results could be adversely affected.

Reliance on ERCOT.

ERCOT is responsible for handling scheduling and settlement for all electricity supply volumes in the ERCOT Region. ERCOT plays a vital role in the collection and dissemination of metering data from the transmission and distribution utilities to the retail electric providers. We and other retail electric providers schedule volumes based on forecasts, which are based, in part, on information supplied by ERCOT. To the extent that these amounts are not accurate or timely, we could have incorrectly estimated our scheduled volumes and supply costs.

In the event of a default by a retail electric provider of its payment obligations to ERCOT, the portion of the obligation that is unrecoverable by ERCOT is assumed by the remaining market participants in proportion to each participant's load ratio share. We would pay a portion of the amount owed to ERCOT should such a default occur if ERCOT is not successful in recovering such amount. The default of a retail electric provider in its obligations to ERCOT could have an adverse effect on our business.

Our Strategic Plans May Not Be Successful.

The Company's retail energy business operates in the deregulated segments of the electric power industry. The success of our long-term strategic plans are predicated upon the continuation of the trend toward greater competitive markets in this industry. If the trend towards competitive restructuring of the electric power industry is reversed, discontinued or delayed, our business could be adversely affected.

Non-Performance By Counterparties.

Our operations are exposed to the risk that counterparties who owe us money or commodities and services will not perform their obligations. When such parties fail to perform their obligations, we might be forced to replace the underlying commitment at then-current market prices. In this event, we could incur reduced operating results or losses.

THE FOREGOING SUMMARY OF CERTAIN CONSIDERATIONS AND RISKS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INVOLVED IN THIS INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ SEC FILINGS AND OTHER INFORMATION PROVIDED BY THE COMPANY BEFORE DETERMINING TO INVEST IN THE SECURITIES.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements prepared in accordance with Regulation S-B are included in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Other than arising from the review described below, there have not been changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management has identified and reported to the Audit Committee of the Company's Board of Directors certain matters involving internal control deficiencies. The deficiencies noted were (a) a lack of documented control procedures (b) the lack of segregation of duties and (c) insufficient supervision of the Company's accounting personnel. The Company believes such deficiencies were primarily attributable to the transition the Company went through during the end of 2002 and 2003, changes in personnel within the accounting department and the Company currently having one full time employee at the corporate level.

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


                                    PART III

Information Incorporated by Reference

The information required by Item 9 - Directors and Executive Officers of the Registrant, Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters (other than information concerning securities authorized for issuance under equity compensation plans), and Item 12 - Certain Relationships and Related Transactions and Item 14 - Principal Accountant Fees and Services is incorporated by reference from our definitive proxy statement, which will be filed with the SEC no later than April 29, 2004. For information concerning securities authorized for issuance under equity compensation plans, see "Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans" in Part II of this Form 10-KSB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

3.1+ Certificate of Incorporation and Certificates of Amendments thereto of DIDAX INC.

3.1(a)+    Certificate of Correction regarding Certificate of Incorporation.

3.1(b)**   Certificate of Amendment thereto of DIDAX INC.

3.2+++     Certificate of Amendment thereto of Crosswalk.com, Inc.

3.3+       Bylaws and amendments thereto of the Company.

3.4~       Certificate of Designation for Series A Preferred Stock.

3.4(a)~~   Amended Certificate of Designation for Series A Preferred Stock.

3.5~~      Certification of Designation for Series B Preferred Stock.

3.6*** Certificate of Amendment of Certificate of Incorporation dated May 26, 2004.

3.7@       Certificate of Designation for Series C Preferred Stock.

4.1+ Warrant Certificate between the Company and Robert Varney dated July 10, 1996.

4.2+ Warrant Certificate between the Company and Robert Varney dated September 26, 1996.

4.3+ Warrant Certificate between the Company and Bruce Edgington dated July 30, 1996.

4.4+ Warrant Certificate between the Company and Bruce Edgington dated October 30, 1996.

4.5@       Form of Warrant Certificate dated March 1, 2005.

10.1// Asset Purchase Agreement between the Company and Blue Hill Media, Inc. dated December 13, 2002.

10.2+      Form of Stock Option Agreement.

10.3+      1997 Stock Option Plan.

10.4*      1997 Stock Option Plan, as amended April 6, 1998.

10.5*      1998 Stock Option Plan.

10.6**     1998 Stock Option Plan, as amended February 26, 1999.

10.7##     1998 Stock Option Plan, as amended March 3, 2000.

10.8++ Stock Purchase Agreement between the Company and A. Scott Dufford for Series A Preferred Stock dated September 29, 2000.

10.9++ Stock Purchase Agreement between the Company and John R. Norwood for Series A Preferred Stock dated September 29, 2000.

10.10++ Stock Purchase Agreement between the Company and J.M. Mineral and Land Co. for Series A Preferred Stock dated September 29, 2000.

10.11++ Stock Purchase Agreement between the Company and Jon M. Morgan Pension Plan for Series A Preferred Stock dated September 29, 2000.

10.12++ Stock Purchase Agreement between the Company and Stallings Properties, Ltd. for Series A Preferred Stock dated September 29, 2000.

10.13++ Stock Purchase Agreement between the Company and John D. Bergman for Series A Preferred Stock dated September 29, 2000.

10.14++ Stock Purchase Agreement between the Company and Julia Jones Family Trust for Series A Preferred Stock dated September 29, 2000.

10.15++ Stock Purchase Agreement between the Company and Dodge Jones Foundation for Series A Preferred Stock dated September 29, 2000.

10.16++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series A Preferred Stock dated September 29, 2000.

10.17++ Stock Purchase Agreement between the Company and Lighthouse Partners, L.P. for Series A Preferred Stock dated September 29, 2000.

10.18++ Stock Purchase Agreement between the Company and Ray McGlothlin, Jr. for Series A Preferred Stock dated September 29, 2000.

10.19++ Stock Purchase Agreement between the Company and Gary J. Lamb for Series A Preferred Stock dated September 29, 2000.

10.20++ Stock Purchase Agreement between the Company and Frosty Gilliam, Jr. for Series A Preferred Stock dated September 29, 2000.

10.21++ Stock Purchase Agreement between the Company and Bruce Edgington for Series B Preferred Stock dated December 31, 2001.

10.22++ Stock Purchase Agreement between the Company and Dodge Jones Foundation for Series B Preferred Stock dated December 31, 2001.

10.23++ Stock Purchase Agreement between the Company and Earl E. Gjelde for Series B Preferred Stock dated December 31, 2001.

10.24++ Stock Purchase Agreement between the Company and Jon M. Morgan for Series B Preferred Stock dated December 31, 2001.

10.25++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series B Preferred Stock dated December 31, 2001.

10.26++ Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000.

10.27# Agreement to Suspend Dividends and Consent of the Holders of Series A Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.28# Agreement to Suspend Dividends and Consent of Holders of Series B Convertible Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.29 Consent, Waiver and Amendment of the holders of Series A Preferred Stock dated January 2005 (identical copy executed by each holder).

10.30 Consent, Waiver and Amendment of the holders of Series B Preferred Stock dated January 2005 (identical copy executed by each holder).

10.31++ Annex to the Stock Purchase Agreement for Series B Preferred Stock dated December 31, 2001.

10.32// Agreement and Transfer of Limited Partnership Interest between the Company and the Selling Partners of TCTB Partners, Ltd. dated October 31, 2002.

10.33// Amended Promissory Note between the Company and A. Scott Dufford dated October 31, 2002, with schedule describing all outstanding Amended Promissory Notes between the Company and the Selling Partners of TCTB Partners, Ltd, which are identical other than differences stated in the schedule.

10.34// Credit Agreement between TCTB Partners, Ltd. and Wells Fargo Bank Texas, N.A. dated June 5, 2002, the exhibits of which are not included due to their size.

10.35// Lease Agreement between TCTB Partners, Ltd. and Bank of America, N.A. dated September 30, 2003.

10.36// Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc. dated April 4, 2000.

10.37 Agreement and Transfer of Limited Partnership Interest dated February 18, 2004.

10.38### Employment and Noncompetition Agreement between the Company and Kevin Yung dated as of July 1, 2004.

10.39@@ Agreement to Distribute Assets among TCTB Partners, Ltd. and its partners dated as of December 31, 2004.

10.40@@ Purchase Agreement between certain partners of TCTB Partners, Ltd. and 1500 Broadway Partners, Ltd. dated as of December 31, 2004.

10.41@ Securities Purchase Agreement between the Company and certain investors dated January 18, 2005, as amended by a First Amendment dated January 28, 2005 and a Second Amendment dated February 28, 2005.

11         Statement of computation of earnings per share.

21.1       Subsidiaries of the Company.

23.1       Consent of Johnson, Miller & Co.

31.1       Certification of Chief Executive Officer.

31.2       Certification of Chief Financial Officer.

32.1       Certification of Chief Executive Officer Pursuant to 18 USC ss.1350.

32.2       Certification of Chief Financial Officer Pursuant to 18 USC ss.1350.

99.1       Press release 2004 Annual Form 10-KSB.


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

*** Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2004.

# Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2003.

## Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on March 30, 2000.

### Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2004.

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

@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

@@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.


(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last fiscal quarter covered by this report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMEN Properties, Inc.


March 30, 2005           By: /s/ Eric L. Oliver
                       -------------------------------------
                         Eric L. Oliver,
                         Chairman of the Board of Directors and Chief Executive
                         Officer


March 30, 2005           By: /s/ John M. James
                       -------------------------------------
                         John M. James,
                         Chief Financial Officer
                         and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2005            By: /s/ Jon Morgan
                       -------------------------------------
                          Director and Chief Operating Officer


March 30, 2005            By: /s/ Bruce Edgington
                       -------------------------------------
                          Director


March 30, 2005            By: /s/ Randy G. Nicholson
                       -------------------------------------
                          Director

                                TABLE OF CONTENTS


                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     2

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                            3

     CONSOLIDATED STATEMENTS OF INCOME                                      4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                        5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                  6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             8

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders
AMEN Properties, Inc. and Subsidiaries
Midland, Texas

We have audited the accompanying consolidated balance sheets of AMEN Properties, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMEN Properties, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Midland, Texas
March 15, 2005

                     AMEN Properties, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                                      ASSETS
                                                                                      2004              2003
                                                                                   -------------    --------------
CURRENT ASSETS
   Cash and cash equivalents (notes A3, D and F)                               $      4,147,900        2,741,527
   Accounts receivable (notes A6 and A14), net of allowance of $91,066                                         -
     in 2004 and 2003, respectively                                                      72,735           51,859
   Short-term investments (notes A4 and F)                                                    -           50,225
   Other current assets                                                                  77,399           78,507
                                                                                   -------------    --------------

       Total current assets                                                           4,298,034        2,922,118

RESTRICTED CERTIFICATE OF DEPOSIT (Note G)                                            2,100,000                -

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $873,883 and $822,301 in 2004 and 2003,
   respectively (notes  A7,  A8, and I)                                               7,986,598       11,662,960

ROYALTY INTERESTS, at cost net of accumulated depletion
   of $12,484 (Notes A7 and E)                                                          150,370                -

LONG-TERM INVESTMENTS (notes A4 and F)                                                   62,350           62,350

OTHER ASSETS
   Note receivable (note H)                                                             249,555          250,763
   Deferred costs  (note A9)                                                             52,357           79,064
   Rents receivable (notes A6 and A14)                                                        -           75,288
   Deposits and other assets                                                             72,000            4,348

       Total other assets                                                               373,912          409,463

                TOTAL ASSETS                                                   $     14,971,264       15,056,891
                                                                                   =============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                     115,104          151,818
   Accrued liabilities (note J)                                                         319,498          258,237
   Deferred revenue (note K)                                                             70,127           34,463
   Accrued interest payable                                                             286,802          175,702
   Current portion of long-term obligations (note N)                           $      1,634,935          186,156
                                                                                   -------------    --------------
       Total current liabilities                                                      2,426,466          806,376

LONG-TERM OBLIGATIONS, less current portion (note N)                                  7,476,154        8,898,364

DEFERRED REVENUE (note K)                                                                     -          180,542

MINORITY INTEREST (note A12)                                                            252,655        1,157,170

COMMITMENTS AND CONTINGENCIES (notes A18, L and P)                                            -                -

STOCKHOLDERS' EQUITY (notes S and T)
   Convertible preferred stock, $.001 par value, 5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into a total of 616,447 shares of common stock at the option of the holders
     (note A13)                                                                              80               80
     80,000 Series "B" shares issued and outstanding, convertible into a total of 233,317 shares of common stock at the option of the holders
    (note A13)                                                                               80               80
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                             22,014           22,014
   Common stock warrants                                                                127,660          127,660
   Additional paid-in capital                                                        42,481,507       42,481,507
   Accumulated deficit                                                              (37,815,352)     (38,616,607)
   Accumulated other comprehensive income (loss)                                              -             (295)
                                                                                   -------------    --------------
       Total stockholders' equity                                                     4,815,989        4,014,439
                                                                                   -------------    --------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     14,971,264       15,056,891
                                                                                   =============    ==============


 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31,


                                                                                      2004              2003
                                                                                   -------------    --------------
Rental revenue                                                                 $      4,309,886        4,345,099

Operating expenses:
   Sales and marketing                                                                    4,580            7,351
   General and administrative                                                           583,473          488,107
   Depreciation, amortization and depletion                                             444,760          408,335
   Insurance                                                                            105,244           68,439
   Travel and entertainment                                                                 837              827
   Utilities                                                                            933,014          854,140
   Building maintenance                                                                 710,063          621,905
   Office expense                                                                       433,338          479,486
   Taxes, except income                                                                 262,558          238,873
   Start-up costs (note A16)                                                            156,841                -
                                                                                   -------------    --------------
         Total operating expenses                                                     3,634,708        3,167,463
                                                                                   -------------    --------------
Net income from operations                                                              675,178        1,177,636

Other income (expense):
   Interest income                                                                       11,946           31,020
   Interest expense                                                                    (579,487)        (654,319)
   Other  income                                                                        972,456          253,306
                                                                                   -------------    --------------
         Total other income (expense)                                                   404,915         (369,993)
                                                                                   -------------    --------------
Net income before income taxes and minority interest                                  1,080,093          807,643

Income taxes (notes A11 and L)                                                                -                -
Minority interest                                                                      (278,838)        (415,814)
                                                                                   -------------    --------------
NET INCOME                                                                     $        801,255          391,829
                                                                                   =============    ==============

Net income per common share (basic)                                            $            .36              .19

Net income per common share (diluted)                                          $            .26              .13


Weighted average number of common shares outstanding - basic                          2,201,356        2,111,328
Weighted average number of common shares outstanding - diluted                        3,051,120        2,961,051


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2004 and 2003


Accumulated
                                                                                                                Other
                                                                            Additional   Common               Comprehensive
                                  Preferred Stock       Common Stock        Paid-in      Stock     Accumulated  Income      Total
                                  Shares   Amount     Shares    Amount      Capital     Warrants    Deficit     (Loss)      Equity
                                  -------  -------   ---------  --------   ----------   --------   ----------   -----    ----------
Balance, December 31, 2002        160,000  $   160   1,992,056  $ 19,920   42,123,601    127,660  (39,008,436)  7,162    3,270,067

Common stock issued pursuant
 to a deferral of preferred
 stock dividend                         -        -     209,300     2,094      357,906          -            -       -      360,000

Other comprehensive loss                -        -           -         -            -          -            -  (7,457)      (7,457)

Net income                              -        -           -         -            -          -      391,829       -      391,829

     TOTAL COMPREHENSIVE
     INCOME                             -        -           -         -            -          -            -       -      384,372
                                  -------  -------   ---------  --------   ----------   --------   ----------   -----    ----------
Balance, December 31, 2003        160,000      160   2,201,356    22,014   42,481,507    127,660  (38,616,607)   (295)   4,014,439
                                  =======  =======   =========  ========   ==========   ========   ==========   =====    ==========
Other comprehensive income              -        -           -         -            -          -            -     295          295

Net income                              -        -           -         -            -          -      801,255       -      801,255

     TOTAL COMPREHENSIVE
     INCOME                             -        -           -         -            -          -            -       -      801,550
                                  -------  -------   ---------  --------   ----------   --------   ----------   -----    ----------

Balance, December 31, 2004        160,000  $   160   2,201,356  $ 22,014   42,481,507    127,660  (37,815,352)      -    4,815,989
                                  =======  =======   =========  ========   ==========   ========   ==========   =====    ==========

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years Ended December 31,


                                                                                      2004              2003
                                                                                  -------------    --------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net income                                                                  $        801,255          391,829
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, amortization and depletion                                         444,760          408,335
       (Gain) loss on sale of fixed assets                                             (905,118)           9,125
       Loss (gain) on sale of investments                                                   479         (120,405)
       Minority interest                                                                278,838          415,814
   Changes in operating assets and liabilities:
     Accounts receivable                                                                (20,976)         109,924
     Deposits and other assets                                                            7,808            5,300
     Deferred costs                                                                       5,657           (5,572)
     Accounts payable                                                                   (18,242)         (63,037)
     Accrued and other liabilities                                                      206,326          (72,069)
     Deferred revenue                                                                   (93,149)         106,077
                                                                                  -------------    --------------
   Net cash provided by operating activities                                            707,638        1,185,321
                                                                                  -------------    --------------
Cash flows from investing activities:
   Purchases of property and equipment                                                 (565,949)        (151,518)
   Proceeds from sale of property, equipment and intangible assets                    3,924,141                -
   Sales and maturity of investments                                                     53,400        1,839,223
   Purchase of investments                                                           (2,266,213)      (1,497,201)
   Acquisition of limited partnership interest (note B)                                (208,346)               -
   Repayments of notes receivable                                                         1,208           24,237
                                                                                  -------------    --------------
   Net cash provided by investing activities                                            938,241          214,741
                                                                                  -------------    --------------
Cash flows from financing activities:
   Repayments of notes payable                                                         (224,209)        (175,467)
   Repayments of capitalized leases                                                           -          (10,284)
   Minority interest distributions                                                     (129,905)         (13,967)
   Minority interest contributions                                                      114,608                -
                                                                                  -------------    --------------
   Net cash used in financing activities                                       $       (239,506)        (199,718)
                                                                                  -------------    --------------


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries

                            Years Ended December 31,


                                                                                      2004              2003
                                                                                  -------------    --------------
Net increase in cash and cash equivalents                                      $      1,406,373        1,200,344

Cash and cash equivalents at beginning of year                                        2,741,527        1,541,183
                                                                                  -------------    --------------
Cash and cash equivalents at end of year                                       $      4,147,900        2,741,527
                                                                                  =============    ==============
Cash paid during the year for:
   Interest                                                                    $        468,387          470,783

Non-cash investing and financing activities:

   In December 2004, the Company distributed certain net
     assets to minority interest owners (see note C).                          $        978,775                -

   In January 2004, the Company acquired additional
     partnership interests with a note payable to the sellers                  $        250,778                -
     (see note B).

   Changes in unrealized appreciation on available -for- sale
     securities.                                                               $            295           (7,457)

   In March 2003, the Company issued 209,300 shares of
     stock pursuant to a deferral of preferred stock dividend.                 $              -          360,000


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


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

The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties and stabilized cash flowing businesses or assets. As of December 31, 2004, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen is positioned to enter the retail electricity market in the state of Texas. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner and the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner.

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

4. Investments

The Company invests in U.S. government bonds and treasury notes, municipal bonds, certificates of deposit and corporate bonds. Investments with original maturities greater

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

than three months but less than twelve months from the balance sheet date are short-term investments. Those investments with original maturities greater than twelve months from the balance sheet date are long-term investments.

The Company's marketable securities are classified as available-for-sale as of the balance sheet date, and are reported at fair value with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale investments are reported in other income or expense as incurred.

5. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $8,922,000 as of December 31, 2004. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004.

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

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

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

10. Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, which uses the intrinsic value method. As required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has disclosed the pro forma impact on the consolidated financial statements assuming the measurement provisions of SFAS No. 123 and additional disclosure requirements of SFAS No. 148 have been adopted.

11. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

12. Minority Interest

Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at December 31, 2004.

13. Contingently Convertible Securities

The Company has outstanding Series "A" and Series "B" Preferred Stock whose terms enable the holder, under certain conditions, to convert such securities into 849,764 shares of the Company's Common Stock as shown in the following table.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003


                          Number of                                                Number of Common
              Series        Shares         Purchase Price       Conversion Rate         Shares
              ------      ---------        --------------       ---------------    ----------------
                 A          80,000      $        2,000,000   $           3.2444            616,447
                 B          50,000                 500,000               3.2444            154,111
                 B          10,000                 100,000                3.424             29,206
                 B          20,000                 200,000                4.000             50,000


Conversion of Series "A" and Series "B" is at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the original Series "A" and Series "B" issue price by the conversion price in effect at the time of conversion. The contingently convertible securities have not been included in the calculation of diluted earnings per share where their effect is antidilutive.


14. Revenue Recognition

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, accounts receivable include $75,288 of tenant receivables at December 31, 2003, which was expected to be collected over the remaining lives of the leases. As of December 31, 2004 there were no such tenant receivables.

15. Advertising Expense

All advertising costs are expensed when incurred. Advertising expenses were approximately $5,000 and $7,000 for the years ended December 31, 2004 and 2003, respectively.

16. Start-up Costs

Start up expenses are associated with certain expenses incurred with W Power and Light, LP. These expenses include but are not limited to salary, fees and licenses, travel and legal expense. Start up costs are expensed as incurred.

17. Earnings Per Share

Income from operations has been decreased by preferred stock dividends of approximately $42,000 for the year ended December 31, 2003. There were no preferred stock dividends for the year ended December 31, 2004 (see note S). The effects of Series "A" and "B" convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

Disclosures regarding shares and share price have been adjusted to reflect the 1-for-4 reverse stock split dated February 3, 2003 in accordance with accounting principles generally accepted in the United States of America (see note S).

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

18. Environmental

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

19. New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, replacing the original Interpretation issued in January 2003. The revised Interpretation provides guidance on when certain entities should be consolidated or the interests in those entities should be disclosed by enterprises that do not control them through majority voting interest. Under the revised Interpretation, entities are required to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of the revised Interpretation must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as "special purpose entities." For all other variable interest entities, implementation is required by March 31, 2004.

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

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early application encouraged.

In December 2004, the FASB issued a revised Statement No. 123, Accounting for Stock-Based Compensation. This Statement eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25's intrinsic value method of accounting. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those instruments. An entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of those instruments, except in certain circumstances. The provisions of this interpretation become effective as of the beginning of the first annual reporting period that begins after December 15, 2005.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This Statement amends SFAS No. 66 and SFAS No. 67 to state the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The account-ing for those operations and costs is subject to the guidance in Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends APB Opinion No. 29, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Management does not believe the new pronouncements will have a material impact on its financial statements.

20. Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the 2004 presentation.

NOTE B - BUSINESS COMBINATIONS

In January 2004, the Company purchased an additional 6.485% limited partnership interest in TCTB by issuing debt of $250,778 and a cash payment of $208,346. The allocation of the purchase price resulted in the Company recording an increase

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

in property, plant and equipment of $269,843 and reducing the minority interest investment by $189,281.

NOTE C - DISPOSITION OF ASSETS

On January 4, 2005, the Company announced that, effective December 31, 2004, the TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB minority owners.

In accordance with an Agreement to Distribute Assets, effective December 31, 2004, the Lubbock office building (the "Property") was distributed to the TCTB partners according to their partnership sharing ratios. The Property distribution to the TCTB minority interest partners resulted in an approximate $979,000 reduction in the Company's property, plant and equipment and a corresponding reduction in minority interest. The Property and two other Midland, Texas office properties owned by TCTB are subject to a lien securing TCTB's $6,100,000 note payable to Wells Fargo Bank Texas, N.A. The Bank agreed to release its lien on the Property in exchange for a $2,100,000 restricted certificate of deposit (see note G) pledged by TCTB to the Bank as additional collateral.

Immediately following the Property distribution, the Company and the selling minority interest partners agreed to sell their undivided interest in the Property for a negotiated purchase price of $4,568,614, in accordance with a Purchase Agreement, to 1500 Broadway Partners, Ltd., a limited partnership, in which certain TCTB limited partners (non-selling minority interest partners) are partners and are tenants in one of TCTB's Midland office buildings. The Company received net proceeds of $3,688,094 for its undivided interest in the Property that resulted in a gain of $905,118.

The Company used $1,681,346 of the net proceeds to reduce the principal amount of certain debt by $1,394,544 and to pay accrued interest of $286,802. The remaining proceeds will be used for start-up working capital purposes for W Power and Light, LP, a newly created retail electric provider.

NOTE D - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at three financial institutions, which at times may exceed federally insured limits. At December 31, 2004 and 2003, the Company had approximately $3,673,300 and $2,201,200, respectively, of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

The Company's revenues are derived principally from uncollateralized rents from tenants. The concentration of credit risk in a single industry affects its overall exposure to credit risk because tenants may be similarly affected by changes in economic and other conditions.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

NOTE E - ROYALTY INTERESTS

In 2004, the Company, through its wholly-owned subsidiary Amen Minerals, LP, completed the acquisition of two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the year ended December 31, 2004.

NOTE F - CASH, CASH EQUIVALENTS AND INVESTMENTS

At December 31, 2004 and 2003 the Company's cash and cash equivalents consist of cash in banks of approximately $4,147,900 and $2,741,527, respectively.

Securities available-for-sale in the accompanying balance sheet at December 31, 2004 and 2003 total $62,350 and $112,575, respectively. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of December 31, 2004 and 2003 are as follows:



                                                                                                       Gross
                                                                    Market            Cost           Unrealized
                                                                     Value            Basis            Losses
                                                                --------------    -------------    --------------
         As of December 31, 2004:
                  Other securities                            $        62,350            62,350                -
                                                                ==============    =============    ==============

                                                                                                        Gross
                                                                    Market            Cost           Unrealized
                                                                     Value            Basis            Losses
                                                                --------------    -------------    --------------
         As of December 31, 2003:
                  U.S. Government Debt Securities             $        50,225            50,520             (295)
                  Other securities                                     62,350            62,350                -
                                                                --------------    -------------    --------------
                           Total                              $       112,575           112,870             (295)
                                                                ==============    =============    ==============

The Company recorded net realized (losses) gains of $(479) and $120,405 for the years ended December 31, 2004 and 2003, respectively.

NOTE G - RESTRICTED CERTIFICATE OF DEPOSIT

The Company holds a $2,100,000 certificate of deposit with a financial institution which bears interest of 1.98% and matures on December 28, 2005. The certificate of deposit collateralizes the term note with a financial institution (see note N) and is restricted. The certificate of deposit is recorded at cost, which approximates market value. The certificate is non-negotiable and non-transferable, and may incur substantial penalties for withdrawal prior to maturity.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

NOTE H - NOTE RECEIVABLE

On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with a direct mail advertising service. The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross profit from operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. As of December 31, 2004 and 2003, the outstanding principal balance on the note receivable was $249,555 and $250,763, respectively. Because the current maturities are not reasonably estimable at December 31, 2004, the entire principal balance is reported as non-current.

NOTE I - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following at December 31, 2004 and 2003:

                                                     2004              2003
                                            ----------------      -------------
   Buildings                                $      8,447,862       11,742,431
   Furniture, fixtures and equipment                  90,321           44,147
   Tenant improvements                               163,300          165,245
   Land                                              158,998          533,438
                                            ----------------      -------------
                                                   8,860,481       12,485,261
   Less:  accumulated depreciation                  (873,883)        (822,301)
                                            ----------------      -------------
                                            $      7,986,598       11,662,960
                                            ================      =============

Depreciation expense for 2004 and 2003 was $408,229 and $387,024, respectively.


NOTE J - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

                                                     2004              2003
                                            ----------------      -------------
              Accrued property taxes        $        185,344          248,712
              Other liabilities                      134,154            9,525
                                            ----------------      -------------
                                            $        319,498          258,237
                                            ================      =============

NOTE K - DEFERRED REVENUE

In April 2003, the Company received a one time cash payment of $238,871 from a tenant in the Lubbock building. This represents a prepayment of a buildout loan between the tenant and TCTB, which was structured and recognized as additional rent. The payment was deferred and was being amortized over the term of the lease, approximately seven years. On December 31, 2004 the Lubbock building was sold. As of December 31, 2004 no deferred revenue exists.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

NOTE L - INCOME TAXES

There was no income tax expense or benefit to report for the years ended December 31, 2004 and 2003. A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows for the years ended December 31:

                                                                                      2004              2003
                                                                                  -------------    --------------
                  Computed at the expected statutory rate                      $        272,000          133,000
                  Less valuation allowance                                             (272,000)        (133,000)
                                                                                  -------------    --------------
                  Income taxes                                                 $              -                -
                                                                                  =============    ==============

Noncurrent deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

                                                                                      2004              2003
                                                                                  -------------    --------------
                  Deferred tax assets
                      Net operating loss carry-forward                         $     10,506,860       10,850,666
                      Start-up costs                                                     42,977                -
                      Other                                                              30,963           30,963
                                                                                  -------------    --------------
                           Gross deferred tax assets                                 10,580,800       10,881,629

                  Deferred tax liabilities
                           Rents receivable                                                   -          (16,603)
                           Property, plant and equipment                               (109,686)         (54,641)
                           Other                                                              -           (1,436)
                                                                                  -------------    --------------
                           Gross deferred tax liabilities                              (109,686)         (72,680)

                  Valuation allowance                                               (10,471,114)     (10,808,949)
                                                                                  -------------    --------------
                           Net noncurrent deferred tax assets                  $              -                -
                                                                                  =============    ==============

As of December 31, 2004, the Company has net operating loss carry-forwards totaling approximately $30,774,000 for federal and state income tax purposes expiring in 2012 through 2022.

NOTE M - OPERATING SEGMENTS

On July 30, 2004, the Company formed and initiated the development of W Power. W Power was established to enter into the retail electricity market in Texas. The formation of W Power resulted in the diversification of the Company's business activities into two reportable segments: real estate operations and a retail electricity provider (REP). The real estate operations consisted of three office properties, two located in Midland, Texas and one located in Lubbock, Texas, and comprised an aggregate of approximately 639,259 square feet of gross leaseable area. The Lubbock, Texas building was sold on December 29, 2004 (see note C). The REP segment will sell electricity and provide the related billing, customer service, collection and remittance services to both residential and commercial customers.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the year ending December 31, 2004 and 2003, respectfully.


       December 31, 2004:
                                                                     Real Estate         Other and
                                                 REP                 Operations          Corporate          Total
                                         -----------------------------------------------------------------------------
     Revenues from external           $                    -             4,309,886                -        4,309,886
         customers
                                         =====================    ==================    =============    =============
     Depreciation, amortization                          864               430,204           13,692          444,760
         and depletion
                                         =====================    ==================    =============    =============
     Interest expense                                      -               579,487                -          579,487
                                         =====================    ==================    =============    =============
     Segment net income (loss)                      (157,705)            1,375,171         (416,211)         801,255
                                         =====================    ==================    =============    =============
     Segment assets                                  159,453            14,001,398          810,413       14,971,264
                                         =====================    ==================    =============    =============
     Expenditures for segment         $               25,919               531,461            8,569          565,949
         assets
                                         =====================    ==================    =============    =============



       December 31, 2003:
                                                 REP                 Real Estate         Other and          Total
                                                                     Operations          Corporate
                                         -----------------------------------------------------------------------------
     Revenues from external           $                    -             4,345,099                -        4,345,099
         customers
                                         =====================    ==================    =============    =============
     Depreciation, amortization                            -               407,578              757          408,335
         and depletion
                                         =====================    ==================    =============    =============
     Interest expense                                      -               612,319           42,000          654,319
                                         =====================    ==================    =============    =============
     Segment net income (loss)                             -               532,428         (140,599)         391,829
                                         =====================    ==================    =============    =============
     Segment assets                                        -            13,657,207        1,399,684       15,056,891
                                         =====================    ==================    =============    =============
     Expenditures for segment         $                    -               148,792            2,726          151,518
         assets
                                         =====================    ==================    =============    =============


NOTE N - LONG-TERM OBLIGATIONS

On June 5, 2002, TCTB entered into a loan agreement with a financial institution for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB is making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income, which is approximately $309,000 at December 31, 2004), either in cash or any property to any owners. The loan

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include
(a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000.

Delaware entered into nine promissory notes, certain of which are with related parties, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB. The notes are due in annual payments of principal and interest beginning April 1, 2005 with a final maturity of May 31, 2009. The interest rate is equal to the Wall Street Journal Prime Lending Rate plus .15% (4.9% at December 31, 2004). The annual payments are equal to a set percentage, ranging from 1% to 16% of the future net operating loss benefit of the Company. The net operating loss benefits are calculated as the dollar value of the federal income tax benefit to the Company of the net operating loss calculated in accordance with the Internal Revenue Code, for the calendar year preceding the date of each annual payment. Due to the distribution and sale of the Lubbock building (see note C) the Company elected to forgo the payment as described above and paid one half of the principal balance along with the entire accrued interest balance in January 2005. This payment is in excess of the required payment and is shown in the current maturities table below for the year 2005.

Delaware entered into a promissory note in the amount of $250,778 to purchase an additional 6.485% ownership interest in TCTB. The note is due in quarterly installments of principal and interest beginning on March 1, 2004 with a final maturity of January 1, 2010. The term note bears interest at a fixed rate per annum of 5%.

Maturities of long-term debt at December 31, 2004 are as follows:

                  2005                                         $      1,634,935
                  2006                                                  258,968
                  2007                                                  276,383
                  2008                                                  296,336
                  2009                                                6,644,467
                                                                 --------------
                           Total                                      9,111,089
                           Less current portion                       1,634,935
                                                                 --------------
                           Long-term portion                     $    7,476,154
                                                                 ==============

NOTE O - RELATED PARTY TRANSACTIONS

At December 31, 2004 and 2003, related parties leased from TCTB, office space of approximately 32,000 and 29,000 square feet, respectfully. TCTB received rental income from these related parties of approximately $264,000 and $260,000 during the year ended December 31, 2004 and 2003, respectfully.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

Prior to Amen Properties, Inc. acquiring a limited partnership interest in TCTB, TCTB had entered into an agreement with Priority Power Management, Ltd to provide aggregation and consulting services in the management of TCTB's electricity use and costs. This agreement expired on December 31, 2004. The Company's Chief Operating Officer has an indirect 18% ownership in Priority Power Management, Ltd. During January 2005, TCTB began purchasing electricity through W Power.

During 2004, the Company, through its subsidiary Minerals, purchased a percentage of two certain royalty interests with certain individuals and related parties acquiring the remaining percentages. Effective April 1, 2004, the Company purchased a 25% interest in a Texas oil and gas royalty for a purchase price of $102,519 along with the Chief Operating Office directly acquiring a 10.625% interest and the Chief Executive Officer indirectly acquiring 22.5% interest. Effective April 2, 2004 the Company purchased a 20% interest in an Oklahoma oil and gas royalty for a purchase price of $60,335 along with the Chief Operating Officer directly acquiring a 8.5% interest and the Chief Executive Officer acquiring an indirect 20% interest (see note E).

NOTE P - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

NOTE Q - RENTAL ARRANGEMENTS

The Company has rented facilities under operating leases. Future minimum lease payments under non-cancelable operating leases aggregate $3,939,591 as of December 31, 2004 and are due as follows:


                                                            Percentage of
                                             Future          Total Space
                                             Minimum         Under Lease
                                              Rent            Expiring
                                       ----------------     ------------
                  2005                 $      1,630,371              41%
                  2006                        1,038,191              26%
                  2007                          940,511              24%
                  2008                          214,824               6%
                  2009                          115,669               3%
                  Thereafter                         25               0%
                                       ----------------     ------------
                           Total       $      3,939,591             100%
                                       ================     ============

Of the above leases, future minimum lease payments under non-cancelable operating leases to related parties aggregate $160,417 as of December 31, 2004 and are due as follows:

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

                  2005                                    $        123,842
                  2006                                              19,950
                  2007                                              16,625
                                                          ----------------
                                                          $        160,417
                                                          ================

NOTE R - SIGNIFICANT TENANTS

For the years ended December 31, 2004 and 2003, rent income that accounted for more than ten-percent of the Company's revenue was derived from two entities, as follows:

                                                   2004              2003
                                             ---------------     ------------
 Wells Fargo Bank Texas, N.A.               $        662,000          668,000
 Bank of America                                     591,000          594,000
                                             ---------------     ------------
                                            $      1,253,000        1,262,000
                                             ===============     ============

Effective December 31, 2004 the Company disposed of the building containing the Wells Fargo Bank, N.A. lease (see note C).

NOTE S - STOCKHOLDERS' EQUITY

At a special meeting held January 30, 2003, the Company's stockholders approved a 1-for-4 reverse stock split, which became effective on February 3, 2003. This action brought the closing bid price of AMEN's common stock over the $1.00 per share criteria required before the February 14, 2003 deadline issued by the NASDAQ Listing Panel. Disclosures regarding shares and share price have been adjusted to reflect the 1-for-4 reverse stock split in accordance with generally accepted accounting principles in the United States of America. The Company entered into agreements effective May 30, 2003 with its Series A and Series B Preferred Shareholders pursuant to which the Preferred Shareholders agreed to the suspension of the accrual of dividends on the Series A and Series B Preferred Stock from and after April 1, 2003. Additionally, the Company agreed to declare and pay the accrued and unpaid dividends of $360,000 on the Preferred Stock through March 31, 2003 in shares of the Company's common stock. As a result, the Company issued 209,300 unregistered shares of common stock of the Company to satisfy the accrued dividend as of March 31, 2003. Further, the Company received shareholder approval at the 2004 annual stockholder meeting, and filed a Certificate of Amendment of Certificate of Incorporation of Amen Properties, Inc. on May 28, 2004 to amend the Series A and Series B Preferred Stock Designations. The amendment effectuates the elimination of the Preferred A and Preferred B Shareholders dividend other than for dividends with respect to the common stock of the Company (see note A13).

NOTE T - STOCK OPTION PLAN

Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Company authorized 67,100 additional shares of

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of December 31, 2004, all options available under the 1997 Plan have been granted: 373,609 options are outstanding, 43,160 warrants are outstanding to directors included in the plan, and 62,579 options have been exercised.

The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company, if management elects, pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of December 31, 2004, 81,384 options from the 1998 Plan have been granted and are outstanding.

At December 31, 2004 and 2003, the Company had outstanding options to sell 130,671 shares of common stock, respectively, to various current officers and directors of the Company at exercise prices ranging from $35.24 to $1.98 per share. As of December 31, 2004 and 2003, options for 85,748 shares are vested, respectively. The options expire ten years from the date granted.

At December 31, 2004 and 2003, the Company had outstanding options to sell 10,188 and 10,992 shares of common stock, respectively, to various outside consultants at exercise prices ranging from $61.36 to $6.67 per share. As of December 31, 2004 and 2003, options for 10,188 and 10,992 were vested, respectively. The options expire ten years from the date granted.

At December 31 2004 and 2003, the Company had outstanding options granted to employees, ex-employees and previous directors for 357,294 shares of common stock at exercise prices ranging from $61.00 to $3.20 per share. As of December 31, 2004 and 2003, options for 345,967 shares are vested. The options expire through 2012.

The table below summarizes the stock option activity for the years ending 2004 and 2003, followed by summary table. The figures herein, as above, reflect the impact of a 1-for-4 stock split approved by stockholders on January 30, 2003. See note S.


                                             Number of           Per Unit
              Options Outstanding             Shares            Exercise Price
              -------------------            -----------       ---------------

     Outstanding, December 31, 2002              492,220       $ 3.52 -61.36
                                             -----------       ---------------
         Options granted                          14,450       $ 1.98
         Options forfeited                       (50,872)      $ 3.50 -45.00
                                             -----------       ---------------
     Outstanding, December 31, 2003              455,798       $ 1.98 -61.36
                                             -----------       ---------------
         Options forfeited                          (805)      $ 31.50-45.50
                                             -----------       ---------------
     Outstanding, December 31, 2004              454,993       $ 1.98 -61.36
                                             ===========       ===============

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

At December 31, 2004 the weighted average price of options granted outstanding was $14.52 and the weighted average contractual maturity of options granted outstanding was 3.61 years.

The Company accounts for its options granted to employees in accordance with APB
25. Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123 based on their fair value as determined by the Black-Scholes option-pricing model. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 2004 and 2003 would have been decreased to the proforma amounts indicated below:

                                                   2004                2003
                                                ----------        ----------
       Net income, as reported                 $   801,255           391,829
       Deduct: Total stock-based
               employee compensation
               expense determined
               under fair value based
               method                              (21,576)         (102,124)
                                                ----------        ----------
       Net income, pro forma $                     779,679           289,705
                                                ==========        ==========
               Net income  per common share
                Basic
                 As reported                           .36               .19
                 Pro forma                             .35               .14

                Diluted
                 As reported                           .26               .13
                 Pro forma                             .26               .10

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

For the year ended December 31, 2004, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility range approximating 121.0% depending on the grant date; and an expected term of ten years. For the year ended December 31, 2003, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility range approximating 64.9%, depending on the grant date; and an expected term of ten years.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

NOTE U - EMPLOYEE BENEFIT PLAN

In January 1998, the Company adopted a defined contribution 401(k) plan which covers substantially all of its eligible employees. The maximum employee contribution allowed is 15% of compensation or $13,000 in 2004 or $12,000 in 2003, whichever is lower. The Company is not required to contribute to the 401(k) plan. The Company made discretionary contributions of approximately $10,000 and $2,000 for 2004 and 2003, repectively.

NOTE V - SUBSEQUENT EVENTS

On February 28, 2005 the Company entered into a loan agreement (the "Note") with Western National Bank, Midland, Texas. The Note is a certain Revolving Line of Credit in an amount of $5,000,000. Under the Note, the Bank may, but is not obligated to advance more than $2,500,000. Borrowings under the Note are subject to a borrowing base equal to the lessor amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The Note bears a variable interest rate equal to the Prime Rate, defined as the prime rate in the money rate table of The Wall Street Journal, a Dow Jones publication, as of each business day. Interest is computed on the unpaid principal balance of the Note and is due and payable as it accrues monthly, commencing March 31, 2005, and thereafter on the last day of each and every succeeding month until maturity, March 31, 2008, when the entire amount of the Note, principal and accrued, unpaid interest, shall be due and payable. The
Note is secured by a security agreement to all of the accounts receivable of W Power. In addition, the Note is guaranteed by certain accredited investors which guarantees are partially secured by letters of credit. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. The proceeds from the Note are intended to be used to fund potential capital requirements in order to facilitate the growth of the Company's retail electric provider subsidiary, W Power, and for general corporate purposes.

On February 3, 2005, the Company finalized an agreement involving a private placement under Regulation D of a new series of preferred stock (the "Series C Preferred") and common stock purchase warrants (the "Warrants") to accredited investors (the "Purchase Agreement"). The Company closed the sale and issuance of 125,000 Series C Preferred and 250,000 Warrants pursuant to the Purchase Agreement, as amended by the Second Amendment (the "Amended Purchase Agreement"), on March 1, 2005. The purchase price consisted of a total of $2 million in cash and limited guaranties from the investors in favor of Western National Bank covering the credit facility described above. No underwriting discounts or commissions were paid in connection with this issuance. Certain facts related to the exemption from registration of the issuance of the securities under securities law are set forth in the Amended Purchase Agreement as representations of the investors, including without limitation their investment intent, their status as accredited investors, the information provided to them, the restricted nature of the securities, and similar matters.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

The Series C Preferred ranks equally to the Company's outstanding Series A Preferred Stock (the "Series A Preferred") and the outstanding Series B Preferred Stock (the "Series B Preferred") and prior to the Common Stock, par value $.01 per share, of the Company (the "Common Stock") upon liquidation of the Company. The Series A Preferred, Series B Preferred, Series C Preferred and the Common Stock are equal as to the payment of dividends. Each share of Series C Preferred is convertible into four shares of Common Stock, for a total of 500,000 shares, subject to adjustment pursuant to anti-dilution provisions. The Warrants are exercisable into a total of 250,000 shares of Common Stock at an initial exercise price of $4.00 (also subject to adjustment pursuant to anti-dilution provisions), and expire three years from the date of issuance. The complete terms of the securities are set forth in the Certificate of Designation and form of Warrant, which are attached hereto as exhibits.

To assure that the Company is in full compliance with Nasdaq marketplace rules,
(i) the conversion of the Series C Preferred and the exercise of the Warrants are subject to a cap in the number of shares of Common Stock issuable upon such conversion or exercise equal to twenty percent (20%) of the number of shares of Common Stock outstanding on March 1, 2005 unless and until the issuance and sale of the Series C Preferred and the Warrants are approved by the stockholders of the Company under such rules of the Nasdaq Stock Market, (ii) the officers and directors purchasing securities under the Amended Purchase Agreement (being Eric Oliver, Jon Morgan and Bruce Edgington) are further restricted from converting or exercising the purchased securities until the transaction is approved by the stockholders of the Company or they exchange the purchased securities for similar securities with a greater conversion/exercise price, and (iii) the voting rights of the Series C Preferred are limited and restricted as set forth in the Certificate of Designation.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

NOTE W - QUARTERLY FINANCIAL DATA

Condensed consolidated statements of operations - Quarterly (Unaudited)


                                                                         2004
                                                                     Quarter ended
                                          March 31            June 30          September 30        December 31              Total
                                       ---------------    ----------------    ----------------    ---------------    --------------
Rental revenue                     $        1,074,301           1,073,582           1,107,570          1,054,433        4,309,886

Operating expenses, excluding
start-up costs                                785,803             839,083             840,326          1,012,655        3,477,867

Start-up costs                                      -                   -              79,660             77,181          156,841
                                       ---------------    ----------------    ----------------    ---------------    --------------
                                              785,803             839,083             919,986          1,089,836        3,634,708
                                       ---------------    ----------------    ----------------    ---------------    --------------

Net income from operations                    288,498             234,499             187,584            (35,403)         675,178
Gain on sale of assets                              -                   -                   -            905,118          905,118
Interest expense                             (133,409)           (147,183)           (146,518)          (152,377)        (579,487)
Other income (expense)                         20,333              18,197              18,628             22,126           79,284
                                       ---------------    ----------------    ----------------    ---------------    --------------

                                             (113,076)           (128,986)           (127,890)           774,867          404,915
                                       ---------------    ----------------    ----------------    ---------------    --------------

Net income before income taxes
and minority interest                         175,422             105,513              59,694            739,464        1,080,093

Income taxes                                        -                   -                   -                  -                -

Minority interest                             (82,815)            (76,420)            (73,062)           (46,541)        (278,838)
                                       ---------------    ----------------    ----------------    ---------------    --------------

NET INCOME                         $           92,607              29,093             (13,368)           692,923          801,255
                                       ===============    ================    ================    ===============    ==============

Net income per share - basic       $             0.04                0.01               (0.01)              0.32             0.36
                                       ===============    ================    ================    ===============    ==============

Net income per share - diluted     $             0.03                0.01               (0.01)              0.23             0.26
                                       ===============    ================    ================    ===============    ==============
Weighted average number of
common shares outstanding - basic           2,201,356           2,201,356           2,201,356          2,201,356        2,201,356
                                       ===============    ================    ================    ===============    ==============
Weighted average number of
common shares outstanding -
diluted                                     3,051,079           3,051,079           2,201,356          3,051,120        3,051,120
                                       ===============    ================    ================    ===============    ==============


                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

Condensed consolidated statements of operations - Quarterly (Unaudited)


                                                                         2003
                                                                     Quarter ended
                                          March 31            June 30          September 30        December 31              Total
                                       ---------------    ----------------    ----------------    ---------------    --------------
Rental revenue                     $        1,071,271           1,088,162           1,091,741          1,093,925        4,345,099

Operating expenses, excluding
start-up costs                                676,367             826,683             788,812            875,601        3,167,463
                                       ---------------    ----------------    ----------------    ---------------    --------------

Net income from operations                    394,904             261,479             302,929            218,324        1,177,636

Interest expense                             (193,000)           (154,264)           (153,562)          (153,493)        (654,319)

Other income (expense)                         47,214              34,275              49,704            153,133          284,326
                                       ---------------    ----------------    ----------------    ---------------    --------------

                                             (145,786)           (119,989)           (103,858)              (360)        (369,993)
                                       ---------------    ----------------    ----------------    ---------------    --------------

Net income before income taxes
and minority interest                         249,118             141,490             199,071            217,964          807,643

Income taxes                                        -                   -                   -                  -                -

Minority interest                           (142,636)            (96,549)           (102,191)           (74,438)         (415,814)
                                       ---------------    ----------------    ----------------    ---------------    --------------


NET INCOME                         $          106,482              44,941              96,880            143,526          391,829
                                       ===============    ================    ================    ===============    ==============

Net income per share - basic       $             0.05                0.02                 .04               0.08             0.19
                                       ===============    ================    ================    ===============    ==============
Net income per share - diluted     $             0.04                0.02                 .03               0.04             0.13
                                       ===============    ================    ================    ===============    ==============
Weighted average number of
common shares outstanding - basic           1,992,056           2,047,256           2,201,356          2,111,328        2,111,328
                                       ===============    ================    ================    ===============    ==============
Weighted average number of
common shares outstanding -
diluted                                     2,841,779           2,896,979           3,051,079          2,961,051        2,961,051
                                       ===============    ================    ================    ===============    ==============


INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

3.1+ Certificate of Incorporation and Certificates of Amendments thereto of DIDAX INC.

3.1(a)+    Certificate of Correction regarding Certificate of Incorporation.

3.1(b)**   Certificate of Amendment thereto of DIDAX INC.

3.2+++     Certificate of Amendment thereto of Crosswalk.com, Inc.

3.3+       Bylaws and amendments thereto of the Company.

3.4~       Certificate of Designation for Series A Preferred Stock.

3.4(a)~~   Amended Certificate of Designation for Series A Preferred Stock.

3.5~~      Certification of Designation for Series B Preferred Stock.

3.6*** Certificate of Amendment of Certificate of Incorporation dated May 26, 2004.

3.7@       Certificate of Designation for Series C Preferred Stock.

4.1+ Warrant Certificate between the Company and Robert Varney dated July 10, 1996.

4.2+ Warrant Certificate between the Company and Robert Varney dated September 26, 1996.

4.3+ Warrant Certificate between the Company and Bruce Edgington dated July 30, 1996.

4.4+ Warrant Certificate between the Company and Bruce Edgington dated October 30, 1996.

4.5@       Form of Warrant Certificate dated March 1, 2005.

10.1// Asset Purchase Agreement between the Company and Blue Hill Media, Inc. dated December 13, 2002.

10.2+      Form of Stock Option Agreement.

10.3+      1997 Stock Option Plan.

10.4*      1997 Stock Option Plan, as amended April 6, 1998.

10.5*      1998 Stock Option Plan.

10.6**     1998 Stock Option Plan, as amended February 26, 1999.

10.7##     1998 Stock Option Plan, as amended March 3, 2000.

10.8++ Stock Purchase Agreement between the Company and A. Scott Dufford for Series A Preferred Stock dated September 29, 2000.

10.9++ Stock Purchase Agreement between the Company and John R. Norwood for Series A Preferred Stock dated September 29, 2000.

10.10++ Stock Purchase Agreement between the Company and J.M. Mineral and Land Co. for Series A Preferred Stock dated September 29, 2000.

10.11++ Stock Purchase Agreement between the Company and Jon M. Morgan Pension Plan for Series A Preferred Stock dated September 29, 2000.

10.12++ Stock Purchase Agreement between the Company and Stallings Properties, Ltd. for Series A Preferred Stock dated September 29, 2000.

10.13++ Stock Purchase Agreement between the Company and John D. Bergman for Series A Preferred Stock dated September 29, 2000.

10.14++ Stock Purchase Agreement between the Company and Julia Jones Family Trust for Series A Preferred Stock dated September 29, 2000.

10.15++ Stock Purchase Agreement between the Company and Dodge Jones Foundation for Series A Preferred Stock dated September 29, 2000.

10.16++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series A Preferred Stock dated September 29, 2000.

10.17++ Stock Purchase Agreement between the Company and Lighthouse Partners, L.P. for Series A Preferred Stock dated September 29, 2000.

10.18++ Stock Purchase Agreement between the Company and Ray McGlothlin, Jr. for Series A Preferred Stock dated September 29, 2000.

10.19++ Stock Purchase Agreement between the Company and Gary J. Lamb for Series A Preferred Stock dated September 29, 2000.

10.20++ Stock Purchase Agreement between the Company and Frosty Gilliam, Jr. for Series A Preferred Stock dated September 29, 2000.

10.21++ Stock Purchase Agreement between the Company and Bruce Edgington for Series B Preferred Stock dated December 31, 2001.

10.22++ Stock Purchase Agreement between the Company and Dodge Jones Foundation for Series B Preferred Stock dated December 31, 2001.

10.23++ Stock Purchase Agreement between the Company and Earl E. Gjelde for Series B Preferred Stock dated December 31, 2001.

10.24++ Stock Purchase Agreement between the Company and Jon M. Morgan for Series B Preferred Stock dated December 31, 2001.

10.25++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series B Preferred Stock dated December 31, 2001.

10.26++ Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000.

10.27# Agreement to Suspend Dividends and Consent of the Holders of Series A Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.28# Agreement to Suspend Dividends and Consent of Holders of Series B Convertible Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.29 Consent, Waiver and Amendment of the holders of Series A Preferred Stock dated January 2005 (identical copy executed by each holder).

10.30 Consent, Waiver and Amendment of the holders of Series B Preferred Stock dated January 2005 (identical copy executed by each holder).

10.31++ Annex to the Stock Purchase Agreement for Series B Preferred Stock dated December 31, 2001.

10.32// Agreement and Transfer of Limited Partnership Interest between the Company and the Selling Partners of TCTB Partners, Ltd. dated October 31, 2002.

10.33// Amended Promissory Note between the Company and A. Scott Dufford dated October 31, 2002, with schedule describing all outstanding Amended Promissory Notes between the Company and the Selling Partners of TCTB Partners, Ltd, which are identical other than differences stated in the schedule.

10.34// Credit Agreement between TCTB Partners, Ltd. and Wells Fargo Bank Texas, N.A. dated June 5, 2002, the exhibits of which are not included due to their size.

10.35// Lease Agreement between TCTB Partners, Ltd. and Bank of America, N.A. dated September 30, 2003.

10.36// Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc. dated April 4, 2000.

10.37 Agreement and Transfer of Limited Partnership Interest dated February 18, 2004.

10.38### Employment and Noncompetition Agreement between the Company and Kevin Yung dated as of July 1, 2004.

10.39@@ Agreement to Distribute Assets among TCTB Partners, Ltd. and its partners dated as of December 31, 2004.

10.40@@ Purchase Agreement between certain partners of TCTB Partners, Ltd. and 1500 Broadway Partners, Ltd. dated as of December 31, 2004.

10.41@ Securities Purchase Agreement between the Company and certain investors dated January 18, 2005, as amended by a First Amendment dated January 28, 2005 and a Second Amendment dated February 28, 2005.

11         Statement of computation of earnings per share.

21.1       Subsidiaries of the Company.

23.1       Consent of Johnson, Miller & Co.

31.1       Certification of Chief Executive Officer.

31.2       Certification of Chief Financial Officer.

32.1       Certification of Chief Executive Officer Pursuant to 18 USC ss.1350.

32.2       Certification of Chief Financial Officer Pursuant to 18 USC ss.1350.

99.1       Press release 2004 Annual Form 10-KSB.

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

*** Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2004.

# Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2003.

## Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on March 30, 2000.

### Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2004.

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

@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

@@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.