Form 10KSB/A
period 2004-12-31
AMEN PROPERTIES INC
filed 2005-05-12
CIK 1037599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-22847


                              AMEN Properties, Inc.
                    (Exact Name of Registrant in Its Charter)


                DELAWARE                            54-1831588
     ------------------------------     ----------------------
    (State or Other Jurisdiction of     (IRS Employer Identification No.)
     Incorporation or Organization)


     303 West Wall St., Suite 2300
              MIDLAND, TX                                     79701
---------------------------------------                    -----------
(Address or Principal Executive Offices)                    (Zip Code)



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues from continuing and discontinued operations for the twelve months ended December 31, 2004 were $4,309,886.

The Company is not considered an investment company.

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold at February 11, 2005 was approximately $11.8 million. The total number of shares outstanding of the issuer's common stock as of February 11, 2005 was 2,201,356.

Transitional Small Business Disclosure Format (Check One):  Yes____   No__X__


                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits to certain of the Company's filings are incorporated by reference as Exhibits to this Report as set forth in Part III, Item 13.

Portions of the Company's definitive proxy statement for its 2005 annual shareholders meeting filed before April 29, 2005, are incorporated by reference in Part III.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (the "Amendment") amends the Annual Report on Form 10-KSB of Amen Properties, Inc. (the "Company") for the year ended December 31, 2004 which was filed on March 31, 2005 (the "Original Report"). This Amendment is being filed in order to reflect the signature of the Company's independent auditor on the audit opinion included with the Financial Statements included under Item 7 of the Original Report. Except for the foregoing and the exhibits filed herewith and listed in Item 15, this Amendment does not modify or update the Company's previously reported financial statements or any other financial disclosures or other information contained in, or exhibits to, the Original Report. Unaffected items of the Original Report have not been repeated in this Amendment.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements prepared in accordance with Regulation S-B are included in this report commencing on page 7.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER        DESCRIPTION
------------- --------------------

3.1+ Certificate of Incorporation and Certificates of Amendments thereto of DIDAX INC.

3.1(a)+  Certificate of Correction regarding Certificate of Incorporation

3.1(b)** Certificate of Amendment thereto of DIDAX INC.

3.2+++   Certificate of Amendment thereto of Crosswalk.com, Inc.

3.3+     Bylaws and amendments thereto of the Company

3.4 ~    Certificate of Designation for Series A Preferred Stock

3.4(a)~~ Amended Certificate of Designation for Series A Preferred Stock

3.5~~    Certification of Designation for Series B Preferred Stock

3.6***   Certificate of Amendment of Certificate of Incorporation  dated May 26,
         2004

3.7@     Certificate of Designation for Series C Preferred Stock

4.1+     Warrant  Certificate  between the Company and Robert  Varney dated July
         10, 1996

4.2+ Warrant Certificate between the Company and Robert Varney dated September 26, 1996

4.3+ Warrant Certificate between the Company and Bruce Edgington dated July 30, 1996

4.4+ Warrant Certificate between the Company and Bruce Edgington dated October 30, 1996

4.5@     Form of Warrant Certificate dated March 1, 2005

10.1// Asset Purchase Agreement between the Company and Blue Hill Media, Inc. dated December 13, 2002

10.2+    Form of Stock Option Agreement

10.3+    1997 Stock Option Plan

10.4*    1997 Stock Option Plan, as amended April 6, 1998

10.5*    1998 Stock Option Plan

10.6**   1998 Stock Option Plan, as amended February 26, 1999

10.7##   1998 Stock Option Plan, as amended March 3, 2000

10.8++ Stock Purchase Agreement between the Company and A. Scott Dufford for Series A Preferred Stock dated September 29, 2000

10.9++ Stock Purchase Agreement between the Company and John R. Norwood for Series A Preferred Stock dated September 29, 2000

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

10.25++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series B Preferred Stock dated December 31, 2001

10.26++ Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000

10.27# Agreement to Suspend Dividends and Consent of the Holders of Series A Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.28# Agreement to Suspend Dividends and Consent of Holders of Series B Convertible Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.29@@@ Consent,  Waiver and  Amendment  of the  holders of Series A  Preferred
         Stock dated January 2005 (identical copy executed by each holder)

10.30@@@ Consent,  Waiver and  Amendment  of the  holders of Series B  Preferred
         Stock dated January 2005 (identical copy executed by each holder)

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

10.35// Lease Agreement between TCTB Partners, Ltd. and Bank of America, N.A. dated September 30, 2003.

10.36// Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc. dated April 4, 2000.

10.37 Agreement and Transfer of Limited Partnership Interest dated February 18, 2004.

10.38### Employment and  Noncompetition  Agreement between the Company and Kevin
         Yung dated as of July 1, 2004

10.39@@ Agreement to Distribute Assets among TCTB Partners, Ltd. and its partners dated as of December 31, 2004

10.40@@ Purchase Agreement between certain partners of TCTB Partners, Ltd. and 1500 Broadway Partners, Ltd. dated as of December 31, 2004

10.41@ Securities Purchase Agreement between the Company and certain investors dated January 18, 2005, as amended by a First Amendment dated January 28, 2005 and a Second Amendment dated February 28, 2005

11@@@    Statement of computation of earnings per share

21.1@@@  Subsidiaries of the Company

23.1@@@  Consent of Johnson, Miller & Co.

23.2     Consent of Johnson, Miller & Co.

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

*** Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2004.

# Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2003.

## Filed as an Appendix to the Company's Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on March 30, 2000.

### Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2004

~ Incorporated by reference to the Company's Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on December 1, 2000, SEC File No. 333-49126

~~ Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 5, 2002, SEC file No. 333-85636

// Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2003.

@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

@@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

@@@ Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last fiscal quarter covered by this report.


SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AMEN Properties, Inc.


May 12, 2005         By:   /s/  Eric L. Oliver
                     ---------------------------------------------
                             Eric L. Oliver,
                             Chairman of the Board of Directors
                             and Chief Executive Officer


May 12, 2005         By:   /s/  John M. James
                     ---------------------------------------------
                             John M. James, Chief Financial
                             Officer and Secretary



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 12, 2005         By:   /s/  Jon Morgan
                     ---------------------------------------------
                           Director and Chief Operating Officer


May 12, 2005         By:   /s/  Bruce Edgington
                     ---------------------------------------------
                                Director


May 12, 2005         By:   /s/  Randy G. Nicholson
                     ---------------------------------------------
                                Director

                                TABLE OF CONTENTS

                                                                  PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM            8

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                               9

         CONSOLIDATED STATEMENTS OF INCOME                        10

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY          11

         CONSOLIDATED STATEMENTS OF CASH FLOWS                    12

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




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



                                                     JOHNSON, MILLER & CO.


Midland, Texas
March 15, 2005

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                                     ASSETS
                                                                                             2004            2003
                                                                                         ------------    -----------
CURRENT ASSETS
   Cash and cash equivalents (notes A3, D and F)                                         $  4,147,900      2,741,527
   Accounts receivable (notes A6 and A14), net of allowance of $91,066                           --
     in 2004 and 2003, respectively                                                            72,735         51,859
   Short-term investments (notes A4 and F)                                                       --           50,225
   Other current assets                                                                        77,399         78,507
                                                                                         ------------    -----------
       Total current assets                                                                 4,298,034      2,922,118

RESTRICTED CERTIFICATE OF DEPOSIT (Note G)                                                  2,100,000           --

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $873,883 and $822,301 in 2004 and 2003,
   respectively (notes  A7,  A8, and I)                                                     7,986,598     11,662,960

ROYALTY INTERESTS, at cost net of accumulated depletion
   of $12,484 (Notes A7 and E)                                                                150,370           --

LONG-TERM INVESTMENTS (notes A4 and F)                                                         62,350         62,350

OTHER ASSETS
   Note receivable (note H)                                                                   249,555        250,763
   Deferred costs  (note A9)                                                                   52,357         79,064
   Rents receivable (notes A6 and A14)                                                           --           75,288
   Deposits and other assets                                                                   72,000          4,348
                                                                                         ------------    -----------
       Total other assets                                                                     373,912        409,463
                                                                                         ------------    -----------
                TOTAL ASSETS                                                             $ 14,971,264     15,056,891
                                                                                         ============    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                           115,104        151,818
   Accrued liabilities (note J)                                                               319,498        258,237
   Deferred revenue (note K)                                                                   70,127         34,463
   Accrued interest payable                                                                   286,802        175,702
   Current portion of long-term obligations (note N)                                     $  1,634,935        186,156
                                                                                         ------------    -----------
       Total current liabilities                                                            2,426,466        806,376

LONG-TERM OBLIGATIONS, less current portion (note N)                                        7,476,154      8,898,364

DEFERRED REVENUE (note K)                                                                        --          180,542

MINORITY INTEREST (note A12)                                                                  252,655      1,157,170

COMMITMENTS AND CONTINGENCIES (notes A18, L and P)                                               --             --

STOCKHOLDERS' EQUITY (notes S and T)
   Convertible  preferred stock,  $.001 par value,  5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into
     a total of 616,447 shares of common stock at the option of the holders (note A13)             80
                                                                                                                  80
     80,000 Series "B" shares issued and outstanding, convertible into
     a total of 233,317 shares of common stock at the option of the holders (note A13)             80
                                                                                                                  80
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                                   22,014         22,014
   Common stock warrants                                                                      127,660        127,660
   Additional paid-in capital                                                              42,481,507     42,481,507
   Accumulated deficit                                                                    (37,815,352)   (38,616,607)
   Accumulated other comprehensive income (loss)                                                 --             (295)
                                                                                         ------------    -----------
       Total stockholders' equity                                                           4,815,989      4,014,439
                                                                                         ------------    -----------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 14,971,264     15,056,891
                                                                                         ============    ===========


  The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                            YEARS ENDED DECEMBER 31,

                                                                    2004           2003
                                                                 -----------    -----------
Rental revenue                                                   $ 4,309,886     4,345,099

Operating expenses:
   Sales and marketing                                                 4,580         7,351
   General and administrative                                        583,473       488,107
   Depreciation, amortization and depletion                          444,760       408,335
   Insurance                                                         105,244        68,439
   Travel and entertainment                                              837           827
   Utilities                                                         933,014       854,140
   Building maintenance                                              710,063       621,905
   Office expense                                                    433,338       479,486
   Taxes, except income                                              262,558       238,873
   Start-up costs (note A16)                                         156,841          --
                                                                 -----------    ----------
         Total operating expenses                                  3,634,708     3,167,463
                                                                 -----------    ----------
Net income from operations                                           675,178     1,177,636

Other income (expense):
   Interest income                                                    11,946        31,020
   Interest expense                                                 (579,487)     (654,319)
   Other  income                                                     972,456       253,306
                                                                 -----------    ----------
         Total other income (expense)                                404,915      (369,993)
                                                                 -----------    ----------
Net income before income taxes and minority interest               1,080,093       807,643
Income taxes (notes A11 and L)                                          --            --
Minority interest                                                   (278,838)     (415,814)
                                                                 -----------    ----------
NET INCOME                                                       $   801,255       391,829
                                                                 ===========    ==========
Net income per common share (basic)                              $       .36           .19

Net income per common share (diluted)                            $       .26           .13

Weighted average number of common shares outstanding - basic       2,201,356     2,111,328
Weighted average number of common shares outstanding - diluted     3,051,120     2,961,051



 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                                                                           Other
                             Preferred Stock      Common Stock      Additional  Common                 Comprehensive
                             ---------------  -------------------     Paid-in    Stock      Accumulated   Income      Total
                             Shares   Amount    Shares     Amount     Capital   Warrants      Deficit     (Loss)      Equity
                             -------  ------  ---------  ---------  -----------  -------    -----------   -------    ---------
Balance, December 31, 2002   160,000   $160   1,992,056   $19,920   42,123,601   127,660   (39,008,436)    7,162     3,270,067

Common stock issued
   pursuant to a
   deferral of preferred
   stock dividend               --      --      209,300     2,094      357,906      --            --        --
                                                                                                                       360,000
Other comprehensive loss        --      --         --        --           --        --            --      (7,457)       (7,457)

Net income                      --      --         --        --           --        --         391,829      --         391,829
                                                                                                                    ----------
     TOTAL COMPREHENSIVE
     INCOME                     --      --         --        --           --        --            --        --         384,372
                             -------   ----   ---------   -------   ----------   -------   -----------    ------    ----------
Balance, December 31, 2003   160,000    160   2,201,356    22,014   42,481,507   127,660   (38,616,607)     (295)    4,014,439
                             =======   ====   =========   =======   ==========   =======   ===========    ======    ==========
Other comprehensive income      --      --         --        --           --        --            --         295           295

Net income                      --      --         --        --           --        --         801,255      --         801,255
                                                                                                                    ----------
     TOTAL COMPREHENSIVE
     INCOME                     --      --         --        --           --        --            --        --         801,550
                             -------   ----   ---------   -------   ----------   -------   -----------    ------    ----------
Balance, December 31, 2004   160,000   $160   2,201,356   $22,014   42,481,507   127,660   (37,815,352)     --       4,815,989
                             =======   ====   =========   =======   ==========   =======   ===========    ======    ==========



 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                        2004           2003
                                                                     -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
   Net income                                                        $   801,255       391,829
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, amortization and depletion                          444,760       408,335
       (Gain) loss on sale of fixed assets                              (905,118)        9,125
       Loss (gain) on sale of investments                                    479      (120,405)
       Minority interest                                                 278,838       415,814
   Changes in operating assets and liabilities:
     Accounts receivable                                                 (20,976)      109,924
     Deposits and other assets                                             7,808         5,300
     Deferred costs                                                        5,657        (5,572)
     Accounts payable                                                    (18,242)      (63,037)
     Accrued and other liabilities                                       206,326       (72,069)
     Deferred revenue                                                    (93,149)      106,077
                                                                     -----------    ----------
   Net cash provided by operating activities                             707,638     1,185,321
                                                                     -----------    ----------
Cash flows from investing activities:
   Purchases of property and equipment                                  (565,949)     (151,518)
   Proceeds from sale of property, equipment and intangible assets     3,924,141          --
   Sales and maturity of investments                                      53,400     1,839,223
   Purchase of investments                                            (2,266,213)   (1,497,201)
   Acquisition of limited partnership interest (note B)                 (208,346)         --
   Repayments of notes receivable                                          1,208        24,237
                                                                     -----------    ----------
   Net cash provided by investing activities                             938,241       214,741
                                                                     -----------    ----------
Cash flows from financing activities:
   Repayments of notes payable                                          (224,209)     (175,467)
   Repayments of capitalized leases                                         --         (10,284)
   Minority interest distributions                                      (129,905)      (13,967)
   Minority interest contributions                                       114,608          --
                                                                     -----------    ----------
   Net cash used in financing activities                             $  (239,506)     (199,718)
                                                                     -----------    ----------


 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES

                            YEARS ENDED DECEMBER 31,

                                                                     2004        2003
                                                                 -----------  ----------
Net increase in cash and cash equivalents                        $1,406,373    1,200,344

Cash and cash equivalents at beginning of year                    2,741,527    1,541,183
                                                                 ----------   ----------
Cash and cash equivalents at end of year                         $4,147,900    2,741,527
                                                                 ==========   ==========
CASH PAID DURING THE YEAR FOR:
   Interest                                                      $  468,387      470,783

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   In December 2004, the Company distributed certain net
     assets to minority interest owners (see note C)             $  978,775         --

   In January 2004, the Company acquired additional
     partnership interests with a note payable to the sellers    $  250,778         --
     (see note B)

   Changes in unrealized appreciation on available -for- sale
     securities                                                  $      295       (7,457)

   In March 2003, the Company issued 209,300 shares of
     stock pursuant to a deferral of preferred stock dividend    $     --        360,000


 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                                       36
NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003




                          Number of                                                Number of Common
              Series        Shares         Purchase Price       Conversion Rate         Shares
              ------        ------         --------------       ---------------         ------
                 A          80,000      $        2,000,000   $            3.2444         616,447
                 B          50,000                 500,000                3.2444         154,111
                 B          10,000                 100,000                 3.424          29,206
                 B          20,000                 200,000                 4.000          50,000

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

NOTE B - BUSINESS COMBINATIONS

         In January 2004, the Company purchased an additional 6.485% limited partnership interest in TCTB by issuing debt of $250,778 and a cash payment of $208,346. The allocation of the purchase price resulted in the Company recording an increase in property, plant and equipment of $269,843 and reducing the minority interest investment by $189,281.

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

         Securities available-for-sale in the accompanying balance sheet at December 31, 2004 and 2003 total $62,350 and $112,575, respectively. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of December 31, 2004 and 2003 are as follows:



                                                                                                               Gross
                                                                   Market                 Cost               Unrealized
                                                                   Value                  Basis                Losses
                                                                  --------               -------              ---------
           As of December 31, 2004:
                    Other securities                              $ 62,350                62,350               --
                                                                  ========               =======               ====

                                                                  --------               -------               ----
                                                                                                               Gross
                                                                   Market                 Cost               Unrealized
                                                                   Value                  Basis                Losses
                                                                  --------               -------              ---------
           As of December 31, 2003:
                    U.S. Government Debt Securities               $ 50,225                50,520               (295)
                    Other securities                                62,350                62,350               --
                                                                  --------               -------               ----

                             Total                                $112,575               112,870               (295)
                                                                  ========               =======               ====


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

NOTE I - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consisted of the following at December 31, 2004 and 2003:


                                                                                   2004           2003
                                                                                ----------    -------------
                  Buildings                                                    $ 8,447,862       11,742,431
                  Furniture, fixtures and equipment                                 90,321           44,147
                  Tenant improvements                                              163,300          165,245
                  Land                                                             158,998          533,438
                                                                                ----------    -------------
                                                                                 8,860,481       12,485,261
                  Less:  accumulated depreciation                                 (873,883)        (822,301)
                                                                                ----------    -------------
                                                                               $ 7,986,598       11,662,960
                                                                                ==========    =============

                  Depreciation expense for 2004 and 2003 was $408,229 and $387,024, respectively.

NOTE J - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at December 31:


                                                                               2004           2003
                                                                            ---------     -------------
              Accrued property taxes                                        $  185,344          248,712
              Other liabilities                                                134,154            9,525
                                                                            ----------    -------------
                                                                            $  319,498          258,237
                                                                            ==========    =============

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

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE L - INCOME TAXES

         There was no income tax expense or benefit to report for the years ended December 31, 2004 and 2003. A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows for the years ended December 31:




                                                                                      2004                        2003
                                                                                  ------------                -----------
                  Computed at the expected statutory rate                         $    272,000                    133,000
                  Less valuation allowance                                            (272,000)                  (133,000)
                                                                                  ------------                -----------
                  Income taxes                                                    $       --                         --
                                                                                  ============                ===========

         Noncurrent deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

                                                                                      2004                        2003
                                                                                  ------------                -----------
                  Deferred tax assets
                      Net operating loss carry-forward                            $ 10,506,860                 10,850,666
                      Start-up costs                                                    42,977                       --
                      Other                                                             30,963                     30,963
                                                                                  ------------                -----------
                           Gross deferred tax assets                                10,580,800                 10,881,629

                  Deferred tax liabilities
                           Rents receivable                                               --                      (16,603)
                           Property, plant and equipment                              (109,686)                   (54,641)
                           Other                                                          --                       (1,436)
                                                                                  ------------                -----------

                           Gross deferred tax liabilities                             (109,686)                   (72,680)

                  Valuation allowance                                              (10,471,114)               (10,808,949)
                                                                                  ------------                -----------

                           Net noncurrent deferred tax assets                     $       --                         --
                                                                                  ============                ===========

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

       December 31, 2004:
                                                               Real Estate         Other and
                                           REP                 Operations          Corporate          Total
                                      -----------------    ------------------    -------------    -------------
     Revenues from external
         customers                    $               -             4,309,886                -        4,309,886
                                      =================    ==================    =============    =============
     Depreciation, amortization
         and depletion                              864               430,204           13,692          444,760
                                      =================    ==================    =============    =============
     Interest expense                                 -               579,487                -          579,487
                                      =================    ==================    =============    =============
     Segment net income (loss)                (157,705)             1,375,171        (416,211)          801,255
                                      =================    ==================    =============    =============
     Segment assets                             159,453            14,001,398          810,413       14,971,264
                                      =================    ==================    =============    =============
     Expenditures for segment
         assets                       $          25,919               531,461            8,569          565,949
                                      =================    ==================    =============    =============
       December 31, 2003:
                                                              Real Estate         Other and
                                           REP                Operations          Corporate          Total
                                      -----------------    ------------------    -------------    -------------
     Revenues from external
         customers                    $               -             4,345,099                -        4,345,099
                                      =================    ==================    =============    =============
     Depreciation, amortization
         and depletion                                -               407,578              757          408,335
                                      =================    ==================    =============    =============
     Interest expense                                 -               612,319           42,000          654,319
                                      =================    ==================    =============    =============
     Segment net income (loss)                        -               532,428        (140,599)          391,829
                                      =================    ==================    =============    =============
     Expenditures for segment         $               -               148,792            2,726          151,518
         assets                       =================    ==================    =============    =============


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

         Maturities of long-term debt at December 31, 2004 are as follows:

                  2005                                        $   1,634,935
                  2006                                              258,968
                  2007                                              276,383
                  2008                                              296,336
                  2009                                            6,644,467
                                                              -------------

                           Total                                  9,111,089
                           Less current portion                   1,634,935
                                                              -------------

                           Long-term portion                  $   7,476,154
                                                              =============


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

NOTE Q - RENTAL ARRANGEMENTS

         The Company has rented facilities under operating leases. Future minimum lease payments under non-cancelable operating leases aggregate $3,939,591 as of December 31, 2004 and are due as follows:

                                                            Percentage of
                                             Future          Total Space
                                             Minimum         Under Lease
                                              Rent            Expiring

                  2005                      $ 1,630,371              41%
                  2006                        1,038,191              26%
                  2007                          940,511              24%
                  2008                          214,824               6%
                  2009                          115,669               3%
                  Thereafter                         25               0%
                                            -----------    -------------

                           Total            $ 3,939,591             100%
                                            ===========    =============

         Of the above leases, future minimum lease payments under non-cancelable operating leases to related parties aggregate $160,417 as of December 31, 2004 and are due as follows:

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003




                  2005                                     $     123,842
                  2006                                            19,950
                  2007                                            16,625
                                                           -------------
                                                           $     160,417

NOTE R - SIGNIFICANT TENANTS

         For the years ended December 31, 2004 and 2003, rent income that accounted for more than ten-percent of the Company's revenue was derived from two entities, as follows:

                                                           2004              2003
                                                     ----------------    -------------

                  Wells Fargo Bank Texas, N.A.         $      662,000          668,000
                  Bank of America                             591,000          594,000
                                                      ---------------    -------------
                                                       $    1,253,000        1,262,000
                                                      ===============    =============

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

                                                       Number of                Per Unit
                 Options Outstanding                    Shares                Exercise Price
                 --------------------                 ---------               --------------
         Outstanding, December 31, 2002                492,220                $ 3.52 -61.36
                                                      --------                -------------
              Options granted                            14,450               $        1.98
             Options forfeited                         (50,872)               $ 3.50 -45.00
                                                      --------                -------------
          Outstanding, December 31, 2003                455,798                $ 1.98 -61.36
                                                      --------                -------------
             Options forfeited                            (805)               $ 31.50-45.50
                                                      --------                -------------
         Outstanding, December 31, 2004                454,993                $ 1.98 -61.36
                                                      ========                =============

                                       28

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



                                                                 2004           2003
                                                              ---------      ----------
              Net income, as reported                         $ 801,255         391,829
              Deduct:      Total stock-based
                           employee compensation
                           expense determined
                           under fair value based
                           method                               (21,576)       (102,124)
                                                              ---------      -----------
              Net income, pro forma $                           779,679         289,705
                                                               ========      ===========
                           Net income  per common share
                               Basic
                                    As reported                     .36             .19
                                    Pro forma                       .35             .14
                               Diluted
                                    As reported                     .26             .13
                                    Pro forma                       .26             .10

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

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003





NOTE W - QUARTERLY FINANCIAL DATA

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - QUARTERLY (UNAUDITED)

                                                                     2004
                                                                 Quarter Ended
                                       March 31      June 30      September 30  December 31    Total
                                    ------------    ----------    -----------   ----------   ----------
Rental revenue                      $ 1,074,301     1,073,582     1,107,570     1,054,433     4,309,886

Operating expenses, excluding
start-up costs                          785,803       839,083       840,326     1,012,655     3,477,867

Start-up costs                             --            --          79,660        77,181       156,841
                                    -----------    ----------    ----------    ----------    ----------
                                        785,803       839,083       919,986     1,089,836     3,634,708
                                    -----------    ----------    ----------    ----------    ----------
Net income from operations              288,498       234,499       187,584       (35,403)      675,178

Gain on sale of assets                     --            --            --         905,118       905,118

Interest expense                       (133,409)     (147,183)     (146,518)     (152,377)     (579,487)

Other income (expense)                   20,333        18,197        18,628        22,126        79,284
                                    -----------    ----------    ----------    ----------    ----------
                                       (113,076)     (128,986)     (127,890)      774,867       404,915
                                    -----------    ----------    ----------    ----------    ----------
Net income before income taxes
and minority interest                   175,422       105,513        59,694       739,464     1,080,093

Income taxes                               --            --            --            --            --

Minority interest                       (82,815)      (76,420)      (73,062)      (46,541)     (278,838)
                                    -----------    ----------    ----------    ----------    ----------
NET INCOME                          $    92,607        29,093       (13,368)      692,923       801,255
                                    ===========    ==========    ==========    ==========    ==========
Net income per share - basic        $      0.04          0.01         (0.01)         0.32          0.36
                                    ===========    ==========    ==========    ==========    ==========
Net income per share - diluted                                                                        $
                                           0.03          0.01         (0.01)         0.23          0.26
                                    ===========    ==========    ==========    ==========    ==========
Weighted average number of
common shares outstanding - basic     2,201,356     2,201,356     2,201,356     2,201,356     2,201,356
                                    ===========    ==========    ==========    ==========    ==========
Weighted average number of
common shares outstanding -
diluted                               3,051,079     3,051,079     2,201,356     3,051,120     3,051,120
                                    ===========    ==========    ==========    ==========    ==========

                     AMEN PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - QUARTERLY (UNAUDITED)


                                                                     2003
                                                                 Quarter Ended
                                       March 31      June 30      September 30  December 31    Total
                                    ------------    ----------    -----------   ----------   ----------
Rental revenue                           $ 1,071,271     1,088,162     1,091,741     1,093,925     4,345,099

Operating expenses, excluding
start-up costs                               676,367       826,683       788,812       875,601     3,167,463
                                         -----------    ----------    ----------    ----------    ----------
Net income from operations                   394,904       261,479       302,929       218,324     1,177,636

Interest expense                            (193,000)     (154,264)     (153,562)     (153,493)     (654,319)

Other income (expense)                        47,214        34,275        49,704       153,133       284,326
                                         -----------    ----------    ----------    ----------    ----------
                                            (145,786)     (119,989)     (103,858)         (360)     (369,993)
                                         -----------    ----------    ----------    ----------    ----------
Net income before income taxes
and minority interest                        249,118       141,490       199,071       217,964       807,643
Income taxes                                    --            --            --            --            --

Minority interest                           (142,636)      (96,549)     (102,191)      (74,438)     (415,814)
                                         -----------    ----------    ----------    ----------    ----------
NET INCOME                               $   106,482        44,941        96,880       143,526       391,829
                                         ===========    ==========    ==========    ==========    ==========
Net income per share - basic             $      0.05          0.02           .04          0.08          0.19
                                         ===========    ==========    ==========    ==========    ==========
Net income per share - diluted                                                                             $
                                                0.04          0.02           .03          0.04          0.13
                                         ===========    ==========    ==========    ==========    ==========
Weighted average number of
common shares outstanding - basic          1,992,056     2,047,256     2,201,356     2,111,328     2,111,328
                                         ===========    ==========    ==========    ==========    ==========
Weighted average number of
common shares outstanding -
diluted                                    2,841,779     2,896,979     3,051,079     2,961,051     2,961,051
                                         ===========    ==========    ==========    ==========    ==========