Form 10QSB
period 2005-03-31
AMEN PROPERTIES INC
filed 2005-05-16
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                       For the Period Ended March 31, 2005

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

                         303 W. Wall Street, Suite 2300
                                Midland, TX 79701
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

Yes [X]   No  [ ]

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
Common Stock, $ .01 Par Value:  2,201,356 shares outstanding as of May 3, 2005.

Transitional Small Business Disclosure Format (check one):

Yes [ ]   No  [X]

                                      INDEX
                                                                                          PAGE
Part I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
          Balance Sheet at March 31, 2005 (Unaudited)                                        1

          Consolidated Statement of Cash Operations -- for the three months ended
          March 31, 2005 and 2004 (Unaudited)                                                2

          Consolidated Statement of Cash Flows -- for the three months ended
          March 31, 2005 and 2004 (Unaudited)                                                3

          Notes to Consolidated Financial Statements (Unaudited)                             4

Item 2.     Management's Discussion and Analysis or Plan of Operation                       18

Item 3.     Controls and Procedures                                                         24

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                               25

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                     25

Item 3-6    Exhibits                                                                        25

Signatures                                                                                  27

Exhibits                                                                                    28

    11.       Computation of Earnings Per Share.
    31.1      Certification of Chief Executive Officer.
    31.2      Certification of Chief Financial Officer.
    32.1      Certification of Chief Executive Officer Pursuant to 18 USC Section 1350.
    32.2      Certification of Chief Financial Officer Pursuant to 18 USC Section 1350.

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents (notes A3, D and F)                                          $   3,749,877
 Accounts receivable (notes A6 and A13)                                                       296,609
 Other current assets                                                                         151,651
                                                                                        -------------
      Total current assets                                                                                  4,198,137

RESTRICTED CERTIFICATE OF DEPOSIT (note G)                                                                  2,100,000

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
 depreciation of $956,529 (notes A7, A8 and I)                                                              8,265,082

ROYALTY INTERESTS, at cost net of accumulated depletion
 of $ 16,257 (notes A7 and E)                                                                                 146,597

LONG-TERM INVESTMENTS (notes A4  and F)                                                                        62,350

OTHER ASSETS
 Note receivable (note H)                                                                     241,555
 Deferred costs (note A9)                                                                      46,941
 Deposits and other assets                                                                    228,000
                                                                                        -------------
      Total other assets                                                                                      516,496
                                                                                                        -------------

                TOTAL ASSETS                                                                            $  15,288,662
                                                                                                        =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                       $     258,520
 Accrued liabilities (note J)                                                                 275,770
 Current portion of long-term obligations (note L)                                            244,578
 Accrued interest payable                                                                      17,598
 Deferred revenue                                                                              79,610
                                                                                        -------------
      Total current liabilities                                                                               876,076

LONG-TERM OBLIGATIONS, less current portion (note L)                                                        7,411,604

DEFERRED REVENUE                                                                                               55,163

MINORITY INTEREST (note A11)                                                                                  293,479

COMMITMENTS AND CONTINGENCIES (note N)                                                                             --

STOCKHOLDERS' EQUITY (note C)
 Convertible preferred stock, $.001 par value, 5,000,000 shares authorized;
  80,000 Series "A" shares issued and outstanding, convertible into
  a total of 616,447 shares of common stock at the option of the holders (note A12)                80
  80,000 Series "B" shares issued and outstanding, convertible into
  a total of 233,317 shares of common stock at the option of the holders (note A12)                80
  125,000 Series "C" shares issued and outstanding, convertible into
  a total of 500,000 shares of common stock at the option of the holders (note A12)               125
 Common stock, $.01 par value, 20,000,000 shares authorized;
  2,201,356 shares issued and outstanding                                                      22,014
 Common stock warrants                                                                        127,660
 Additional paid-in capital                                                                44,481,382
 Accumulated deficit                                                                      (37,979,001)
 Accumulated other comprehensive income                                                            --
                                                                                        -------------
      Total stockholders' equity                                                                            6,652,340
                                                                                                        -------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  15,288,662
                                                                                                        =============

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                                             2005           2004
                                                                                        -------------   -------------
Rental revenue                                                                          $     670,182       1,074,301
Retail electricity revenue                                                                    310,789              --
                                                                                        -------------   -------------
       Total operating revenue                                                                980,971       1,074,301

Operating expenses:
 Cost of goods and services                                                                   277,688              --
 Rental property operations                                                                   407,622         564,995
 General and administrative                                                                   206,986         114,355
 Depreciation and amortization                                                                 91,835         106,453
                                                                                        -------------   -------------

      Total operating expenses                                                                984,131         785,803

Net (loss) income from operations                                                              (3,160)        288,498

Other (expense) income
 Interest income                                                                               11,844           3,451
 Interest expense                                                                            (114,346)       (133,409)
 Loss on sale of investments                                                                       --            (509)
 Other (expense) /  income                                                                    (17,164)         17,391
                                                                                        -------------   -------------

      Total other (expense)  income                                                          (119,666)       (113,076)
                                                                                        -------------   -------------

Net (loss) income before income taxes and minority interest                                  (122,826)        175,422

Income taxes (note A10)                                                                            --              --

Minority interest                                                                             (40,824)        (82,815)
                                                                                        -------------   -------------

NET (LOSS) INCOME                                                                       $    (163,650)         92,607
                                                                                        =============   =============

Net (loss) income per common share (basic)                                              $        (.07)            .04
                                                                                        =============   =============

Net (loss) income per common share (diluted)                                            $        (.07)            .03
                                                                                        =============   =============

Weighted average number of common shares outstanding - basic                                2,201,356       2,201,356

Weighted average number of common shares outstanding - diluted                              2,201,356       3,051,120

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                                            2005            2004
                                                                                        -------------   -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
 Net (loss)  income                                                                     $    (163,650)         92,607
 Adjustments to reconcile net (loss)  income to net cash
  (used in) provided by  operating activities:
    Depreciation, amortization                                                                 91,835         106,453
    Loss on sale of investments                                                                    --             520
    Minority interest                                                                          40,824          82,815
 Changes in operating assets and liabilities:
  Accounts receivable                                                                        (223,874)         15,153
  Deposits and other assets                                                                  (156,000)             --
  Deferred costs                                                                              (74,253)        (23,503)
  Accounts payable                                                                            143,416         (10,707)
  Accrued and other liabilities                                                              (312,931)       (167,970)
  Deferred revenue                                                                             64,646          (9,440)
                                                                                        -------------   -------------

 Net cash (used in) provided by operating activities                                         (589,987)         85,928
                                                                                        -------------   -------------

Cash flows from investing activities:
  Purchases of property and equipment                                                        (361,129)        (25,055)
  Sales and maturity of investments                                                                --          50,000
  Purchase of investments                                                                          --        (102,519)
  Acquisition of limited partnership interest (note B)                                             --        (208,346)
  Repayments of notes receivable                                                                8,000           5,555
                                                                                        -------------   -------------

  Net cash used in investing activities                                                      (353,129)       (280,365)
                                                                                        -------------   -------------

Cash flows from financing activities:
  Repayments of notes payable                                                              (1,454,907)        (46,201)
  Net proceeds from issuance of preferred stock                                             2,000,000              --
  Partner distributions                                                                            --        (129,905)
                                                                                        -------------   -------------

  Net cash provided by (used in) financing activities                                   $     545,093       (176,106)
                                                                                        -------------   -------------

Net decrease in cash and cash equivalents                                               $    (398,023)       (370,543)

Cash and cash equivalents at beginning of period                                            4,147,900       2,741,527
                                                                                        -------------   -------------

Cash and cash equivalents at end of period                                              $   3,749,877       2,370,984
                                                                                        =============   =============

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE A -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Organization

      Effective October 2002, AMEN formed NEMA Properties, LLC ("NEMA"), a Nevada limited liability company; AMEN Minerals, LP ("Minerals"), a
      Delaware  limited  partnership;  and AMEN  Delaware,  LP  ("Delaware"),  a
      Delaware limited partnership, to pursue acquisitions as authorized by stockholders on September 19, 2002. AMEN Properties, Inc. and Subsidiaries is a self-administered and self-managed Delaware corporation. Effective July 2004, AMEN Properties, Inc. and Subsidiaries and affiliates (collectively referred to as the "Company") formed W Power and Light, LP ("W Power"), a Delaware limited partnership to enter into the retail electricity market in Texas.

      The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties and stabilized cash flowing businesses or assets. As of March 31, 2005, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%.
      Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen entered the retail electricity market in the state of Texas. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner and the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner.

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

      4.    Investments

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

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

      5.    Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $7,387,223 as of March 31, 2005. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2005.

      6.    Accounts Receivable

      Management regularly reviews tenant accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility. These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

      Unbilled revenue is accrued based on the estimated amount of unbilled power delivered to customers using the average customer billing rates. Unbilled revenue also includes accruals for estimated Transmission and Distribution Service Provider ("TDSP") charges and monthly service charges applicable to the estimated usage for the period.

      As of March 31, 2005 the Company's billed accounts receivables were less than forty five days old and the Company did not have adequate historical data to determine the allowance for doubtful accounts. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible they will be charged to operations when that determination is made.

      At March 31, 2005, accounts receivable consisted of the following:

            Tenant receivables                             $   28,850
            Billed electricity receivables                    118,100
            Unbilled electricity receivables                   88,127
            Other receivables                                  61,532
            Allowance for doubtful accounts                        --
                                                           ----------
            Accounts receivable, net                       $  296,609
                                                           ==========

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

      11.   Minority Interest

      Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at March 31, 2005.

      12.   Contingently Convertible Securities

      The Company has outstanding Series A Preferred Stock ("Series A"), Series B Preferred Stock ("Series B") and Series C Preferred Stock ("Series C") whose terms enable the holder, under certain conditions, to convert such securities into 1,349,764 shares of the Company's Common Stock as shown in the following table.

                     Number      Purchase     Conversion     Number of
           Series   of Shares      Price         Rate      Common Shares
           ------   ---------   -----------   ----------   -------------
             A         80,000   $ 2,000,000   $   3.2444         616,447
             B         50,000       500,000       3.2444         154,111
             B         10,000       100,000        3.424          29,206
             B         20,000       200,000        4.000          50,000
             C        125,000     2,000,000        4.000         500,000

      Conversion of Series A, Series B and Series C is at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the original Series A, Series B and Series C issue price by the conversion price in effect at the time of conversion. The contingently convertible securities have not been included in the calculation of diluted earnings per share where their effect is antidilutive.

      13.   Revenue and Cost Recognition

      Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As of March 31, 2005, there were no such deferred tenant receivables.

      The Company records electricity sales under the accrual method and these revenues are recognized upon delivery of electricity to the customers' meters. Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by the Electric Reliability Council of Texas ("ERCOT") multiplied by the Company's average billing rate per kilowatt hour ("kwh") in effect at the time.

      The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month. Supply delivered to our customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three frames. Initial daily settlements become available approximately 17 days after the day being settled. Approximately 45 days after the day being settled, a resettlement is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed. A final resettlement is provided approximately 180 days after power is

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

      delivered, marking the last routine settlement adjustment to the power deliveries for that day.

      Sales represent the total proceeds from energy sales, including pass through charges from the TDSPs billed to the customer at cost. COGS include electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid. TDSP charges are determined by regulated tariffs established by the Public Utility Commission of Texas ("PUCT").

      Bilateral wholesale costs are incurred through contractual arrangements with wholesale power suppliers for firm delivery of power at a fixed volume and fixed price. The Company is typically invoiced for these wholesale volumes at the end of each calendar month for the volumes purchased for delivery during the month, with payment due 10 to 20 days after the end of the month.

      Balancing/ancillary costs are based on the aggregate customer load and are determined by ERCOT through a multiple step settlement process. Balancing costs/revenues are related to the differential between supply provided by the Company through its bilateral wholesale supply and the supply required to serve the Company's customer load. The Company endeavors to minimize the amount of balancing/ancillary costs through its load forecasting and forward purchasing programs.

      14.   Earnings Per Share

      There were no preferred stock dividends for the quarters ended March, 31, 2005 or 2004. The effects of Series A, Series B and Series C convertible Preferred Stock is not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

      16.   New Accounting Pronouncements

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

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

      In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This Statement amends SFAS No. 66 and SFAS No. 67 to state the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.

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

      17.   Reclassifications

      Certain reclassifications of prior period amounts have been made to conform to the 2005 presentation.

NOTE B - BUSINESS COMBINATIONS

      In January 2004, the Company purchased an additional 6.485% limited partnership interest in TCTB by issuing debt of $250,778 (see note L) and a cash payment of $208,346. The allocation of the purchase price resulted in the Company recording an increase in property, plant and equipment of $269,843 and reducing the minority interest investment by $189,281.

NOTE C - ISSUANCE OF SERIES C PREFERRED STOCK

      On February 3, 2005, the Company finalized an agreement involving a private placement under Regulation D for the new Series C Preferred Stock and common stock purchase warrants (the "Warrants") to accredited investors (the "Purchase Agreement"). The Company closed the sale and issuance of 125,000 Series C Preferred Stock and 250,000 Warrants pursuant to the Purchase Agreement, as amended by the Second Amendment (the
      "Amended Purchase Agreement"), on March 1, 2005. The purchase price consisted of a total of $2 million in cash and limited guaranties from the investors in favor of Western National Bank covering the credit facility described above. No underwriting

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

      discounts or commissions were paid in connection with this issuance. Certain facts related to the exemption from registration of the issuance of the securities under securities law are set forth in the Amended Purchase Agreement as representations of the investors, including without limitation their investment intent, their status as accredited investors, the information provided to them, the restricted nature of the securities, and similar matters.

      The Series C ranks equally to the Company's outstanding Series A and the outstanding Series B and prior to the Common Stock, par value $.01 per share, of the Company (the "Common Stock") upon liquidation of the Company. The Series A, Series B, Series C and the Common Stock are equal as to the payment of dividends. Each share of Series C is convertible into four shares of Common Stock, for a total of 500,000 shares, subject to adjustment pursuant to anti-dilution provisions. The Warrants are exercisable into a total of 250,000 shares of Common Stock at an initial exercise price of $4.00 (also subject to adjustment pursuant to anti-dilution provisions), and expire three years from the date of issuance.

      To assure that the Company is in full compliance with Nasdaq marketplace rules, (i) the conversion of the Series C and the exercise of the Warrants are subject to a cap in the number of shares of Common Stock issuable upon such conversion or exercise equal to twenty percent (20%) of the number of shares of Common Stock outstanding on March 1, 2005 unless and until the issuance and sale of the Series C and the Warrants are approved by the stockholders of the Company under such rules of the Nasdaq Stock Market,
      (ii) the officers and directors purchasing securities under the Amended Purchase Agreement (being Eric Oliver, Jon Morgan and Bruce Edgington) are further restricted from converting or exercising the purchased securities until the transaction is approved by the stockholders of the Company or they exchange the purchased securities for similar securities with a greater conversion/exercise price, and (iii) the voting rights of the Series C are limited and restricted as set forth in the Certificate of Designation.

NOTE D - CONCENTRATIONS OF CREDIT RISK

      The Company maintains cash balances at three financial institutions, which at times may exceed federally insured limits. At March 31, 2005, the Company had approximately $3,221,958 of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

      The Company's revenues are derived principally from uncollateralized rents from tenants and retail power customers. The concentration of credit risk in two industries affects its overall exposure to credit risk because tenants/customers may be similarly affected by changes in economic and other conditions.

NOTE E - ROYALTY INTERESTS

      In 2004, the Company, through its wholly-owned subsidiary Amen Minerals, LP, completed the acquisition of two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

      United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company used estimates to accrue royalty income for the quarters ended March 31, 2005 and 2004.

NOTE F - CASH, CASH EQUIVALENTS AND INVESTMENTS

      At March 31, 2005 the Company's cash and cash equivalents consist of cash in banks of approximately $3,749,877.

      Securities available-for-sale in the accompanying balance sheet at March 31, 2005 total $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of March 31, 2005 are as follows:

                                                                   Gross
                                      Market         Cost       Unrealized
                                      Value          Basis        Losses
                                    ----------     ---------    -----------
            Other securities        $   62,350        62,350             --
                                    ==========     =========    ===========

NOTE G - RESTRICTED CERTIFICATE OF DEPOSIT

      The Company holds a $2,100,000 certificate of deposit with a financial institution which bears interest of 1.98% and matures on December 28, 2005. The certificate of deposit collateralizes the term note with a financial institution (see note L) and is restricted. The certificate of deposit is recorded at cost, which approximates market value. The certificate is non-negotiable and non-transferable, and may incur substantial penalties for withdrawal prior to maturity.

NOTE H - NOTE RECEIVABLE

      On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with a direct mail advertising service. The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross profit from operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. As of March 31, 2005, the outstanding principal balance on the note receivable was $241,555. Because the current maturities are not reasonably estimable at March 31, 2005, the entire principal balance is reported as non-current.

NOTE I - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, at cost, consisted of the following at March 31, 2005:

            Buildings                                     $  8,447,862
            Tenant improvements                                514,713
            Furniture, fixtures and equipment                  100,038
            Land                                               158,998
                                                          ------------

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

                                                             9,221,611
            Less:  accumulated depreciation                   (956,529)
                                                          ------------

                                                          $  8,265,082
                                                          ============

            Depreciation expense for the quarters ended March 31, 2005 and 2004 was $91,835 and $106,453, respectively.

NOTE J - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at March 31:

            Accrued property taxes                        $     42,865
            Accrued TDSP charges                                24,935
            Accrued tithing                                     89,028
            Other liabilities                                  118,942
                                                          ------------

                                                          $    275,770
                                                          ============
NOTE K - OPERATING SEGMENTS

      On July 30, 2004, the Company formed and initiated the development of W Power. W Power was established to enter into the retail electricity market in Texas. The formation of W Power resulted in the diversification of the Company's business activities into two reportable segments: real estate operations and a retail electricity provider (REP). The real estate operations consist of two office properties located in Midland, Texas and comprise an aggregate of approximately 428,560 square feet of gross leaseable area. The REP segment will sell electricity and provide the related billing, customer service, collection and remittance services to both residential and commercial customers.

      Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the quarter ending March 31, 2005 and 2004, respectively.

      March 31, 2005:
      ---------------

                                                                                           Inter-Company
                                                       Real Estate         Other and        Transaction
                                        REP             Operations         Corporate       Eliminations          Total
                                    ------------     ----------------     ------------     -------------      -----------
Revenues from external
    customers                       $    406,273              678,495               --          (103,797)         980,971
                                    ============     ================     ============     =============      ===========
Depreciation, amortization
    and depletion                          1,522               62,985           27,328                --           91,835
                                    ============     ================     ============     =============      ===========
Interest expense                          11,228               94,061           82,267           (73,210)         114,346
                                    ============     ================     ============     =============      ===========
Segment net income (loss)                (85,018)             142,481         (150,642)          (70,471)        (163,650)
                                    ============     ================     ============     =============      ===========

Segment assets                           972,650            7,371,158        7,068,636          (123,782)      15,288,662
                                    ============     ================     ============     =============      ===========
Expenditures for segment
    assets                          $      7,125              351,412            2,592                --          361,129
                                    ============     ================     ============     =============      ===========

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

      March 31, 2004:
      ---------------

                                                                                           Inter-Company
                                                       Real Estate         Other and        Transaction
                                        REP             Operations         Corporate       Eliminations           Total
                                    ------------     ----------------     ------------     -------------      -----------
Revenues from external
    customers                       $         --            1,074,301               --                --        1,074,301
                                    ============     ================     ============     =============      ===========
Depreciation, amortization
    and depletion                             --               80,902           25,551                --          106,453
                                    ============     ================     ============     =============      ===========
Interest expense                              --              114,788           18,621                --          133,409
                                    ============     ================     ============     =============      ===========
Segment net income (loss)                     --              289,038         (196,431)               --           92,607
                                    ============     ================     ============     =============      ===========
Segment assets                                --            9,857,605        5,072,275                --       14,929,880
                                    ============     ================     ============     =============      ===========
Expenditures for segment
    assets                          $         --               23,594            1,461                --           25,055
                                    ============     ================     ============     =============      ===========

NOTE L - LONG-TERM OBLIGATIONS

      On June 5, 2002, TCTB entered into a loan agreement with a financial institution for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB is making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000. Effective December 31, 2004, TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB minority owners. The Lubbock building was subject to a lien securing TCTB's note payable to Wells Fargo Bank Texas, N.A. The Bank agreed to release its lien on the Lubbock building in exchange for a $2,100,000 restricted certificate of deposit (see note G) pledged by TCTB to the Bank as additional collateral.

      Delaware entered into nine promissory notes, certain of which are with related parties, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB. The notes are due in annual payments of principal and interest beginning April 1, 2005 with a final maturity of May 31, 2009. The interest rate is equal to the Wall Street Journal Prime Lending Rate plus .15% (4.9% at March 31, 2005). The annual payments

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

      are equal to a set percentage, ranging from 1% to 16% of the future net operating loss benefit of the Company. The net operating loss benefits are calculated as the dollar value of the federal income tax benefit to the Company of the net operating loss calculated in accordance with the Internal Revenue Code, for the calendar year preceding the date of each annual payment. Due to the distribution and sale of the Lubbock building on December 31, 2004, the Company elected to forgo the payment as described above and paid one half of the principal balance along with the entire accrued interest balance during January 2005.

      Delaware entered into a promissory note in January 2004 in the amount of $250,778 to purchase an additional 6.485% ownership interest in TCTB. The note is due in quarterly installments of principal and interest beginning on March 1, 2004 with a final maturity of January 1, 2010. The term note bears interest at a fixed rate per annum of 5%.

      On February 28, 2005 the Company entered into a loan agreement (the "Note") with Western National Bank, Midland, Texas. The Note is a certain Revolving Line of Credit in an amount of $5,000,000. Under the Note, the Bank may, but is not obligated to advance more than $2,500,000. Borrowings under the Note are subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The Note bears a variable interest rate equal to the Prime Rate, defined as the prime rate in the money rate table of The Wall Street Journal, a Dow Jones publication, as of each business day (5.75% at March 31, 2005). Interest is computed on the unpaid principal balance of the Note and is due and payable as it accrues monthly, commencing March 31, 2005, and thereafter on the last day of each and every succeeding month until maturity, March 31, 2008, when the entire amount of the Note, principal and accrued, unpaid interest, shall be due and payable. The Note is secured by a security agreement to all of the accounts receivable of W Power. In addition, the Note is guaranteed by certain accredited investors which guarantees are partially secured by letters of credit. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. The proceeds from the Note are intended to be used to fund potential capital requirements in order to facilitate the growth of the Company's retail electric provider subsidiary, W Power, and for general corporate purposes.

      Maturities of long-term debt at March 31, 2005 are as follows:

            2005                                           $    244,578
            2006                                                262,304
            2007                                                281,226
            2008                                                302,596
            2009                                              6,565,478
                                                           ------------

                     Total                                    7,656,182
                     Less current portion                       244,578
                                                           ------------

                     Long-term portion                     $  7,411,604
                                                           ============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

NOTE M - RELATED PARTY TRANSACTIONS

      At March 31, 2005 and 2004, related parties leased from TCTB, office space of approximately 32,000 and 29,000 square feet, respectfully. TCTB received rental income from these related parties of approximately $75,279 and $67,256 during the quarters then ended, respectively.

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

      The Company closed the sale and issuance of 125,000 shares of Series C Preferred Stock and 250,000 Warrants (see note C) pursuant to a Purchase Agreement, as amended by the Second Amendment on March 1, 2005 between the Company and certain accredited investors, including the Company's President and Chief Operating Officer, Jon M. Morgan, the Company's Chief Executive Officer, Eric Oliver and Bruce Edgington one of the Company's Directors. To ensure that the Company is in full compliance with Nasdaq marketplace rules, (i) the conversion of the Series C and the exercise of the Warrants are subject to a cap in the number of shares of Common Stock issuable upon such conversion or exercise equal to twenty percent (20%) of the number of shares of Common Stock outstanding on March 1, 2005 unless and until the issuance and sale of the Series C and the Warrants are approved by the stockholders of the Company under such rules of the Nasdaq Stock Market, (ii) the officers and directors purchasing securities under the Amended Purchase Agreement (being Eric Oliver, Jon Morgan and Bruce Edgington) are further restricted from converting or exercising the purchased securities until the transaction is approved by the stockholders of the Company or they exchange the purchased securities for similar securities with a greater conversion/exercise price, and (iii) the voting rights of the Series C are limited and restricted as set forth in the Certificate of Designation.

      The following table reflects the Series C issuance to the Company's Officers and Directors.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2005
                                   (Unaudited)

                                                       Preferred C
                          Number of        Common      20% Limited
                         Preferred C       Stock          Voting       Purchase
                            Shares       Equivalent     Equivalent      Price
                         ------------   ------------   ------------   ----------
Eric Oliver                    14,063         56,252         48,430   $  225,008
Jon M. Morgan                  14,062         56,248         48,430      224,992
Bruce Edgington                 3,125         12,500         13,208       50,000
                         ------------   ------------   ------------   ----------
Total                          31,250        125,000        110,068   $  500,000
                         ============   ============   ============   ==========

      The following table reflects the issuance of Warrants to the Company's Officers and Directors.

                          Number of        Common
                           Warrants      Equivalent
                         ------------   ------------
Eric Oliver                    28,126         28,126
Jon M. Morgan                  28,124         28,124
Bruce Edgington                 6,250          6,250
                         ------------     ----------
Total                          62,500         62,500
                         ============     ==========

NOTE N - COMMITMENTS AND CONTINGENCIES

      The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related footnotes presented in Item 1 and the Company's December 31, 2004 Form 10-KSB.

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

We believe that the most significant accounting policies that involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

- Acquisition of operating properties,

- Revenue and cost recognition,

- Allowance for doubtful accounts

Acquisition of Operating Properties
-----------------------------------

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

Revenue and Cost Recognition
----------------------------

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As of March 31, 2005 there were no such deferred tenant receivables.

The Company records electricity sales under the accrual method and these revenues are recognized upon delivery of electricity to the customers' meters. Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by the Electric Reliability Council of Texas ("ERCOT") multiplied by the Company's average billing rate per kilowatt hour ("kwh") in effect at the time.

The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month. Supply delivered to our customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three frames. Initial daily settlements become available approximately 17 days after the day being settled. Approximately 45 days after the day being settled, a resettlement is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed. A final resettlement is provided approximately 180 days after power is delivered, marking the last routine settlement adjustment to the power deliveries for that day.

Because flow data for resettlements and final resettlements are not available in sufficient time to be booked to the appropriate period, the effect of such resettlements are booked in the month in which the cost of goods sold ("COGS") effect of those resettlements are realized.

Sales represent the total proceeds from energy sales, including pass through charges from the TDSPs billed to the customer at cost. COGS include electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid. TDSP charges are determined by regulated tariffs established by the Public Utility Commission of Texas ("PUCT").

Allowance for Doubtful Accounts
-------------------------------

Management regularly reviews tenant accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility. These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

At the end of each quarter, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique. Unbilled revenue also includes accruals for estimated Transmission and Distribution Service Provider ("TDSP") charges and monthly service charges applicable to the estimated usage for the period.

All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivables account. Accounts receivables are customer obligations billed at the conclusion of a month's electricity usage and due within 15 days of the date of the invoice. Balances past due are subject to a late fee that is assessed on the succeeding month's billing.

The large number of customers and significant volume of transactions create a challenge to manage receivables as well as to estimate the account balances that ultimately will not be paid by the customers ("bad debt write-offs). The Company uses a variety of tools to estimate and provide an accurate and adequate allowance for doubtful accounts reserve; the allowance for doubtful accounts will be expensed each month as a percentage of revenue based on the historical bad debt write-off trends that will result from that month's gross revenues. As of March 31, 2005 the Company's billed accounts receivables were less than forty five days old and the Company did not have adequate historical data to determine the allowance for doubtful accounts. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible they will be charged to operations when that determination is made.

Results of Operations

Overview
--------

For the quarter ended March 31, 2005 the Company showed a net loss of $163,650 or a net loss $.07 per share as compared to net income of $92,607, or $.04 per share for the same period ended March 31, 2004 for a net change of approximately $256,000. This change is mainly due to the Company's newly created, wholly owned subsidiary W Power. For the quarter ending March 31, 2005, the operations of W Power incurred a net operating loss of approximately $85,018. This loss is due to management restraining the customer growth of W Power to ensure that adequate credit was available to meet W Power's growth. Additionally, the Company has experienced a decrease in net income from it's investment in TCTB due to the distribution and sale of the Company's undivided interest in a commercial real estate property in Lubbock, Texas on December 31, 2004. This sale reduced the Company's income from its limited partnership interest in TCTB for the quarter ending March 31, 2005 as compared to March 31, 2004 by approximately $146,500 (approximately $104,500, net to the Company's interest in TCTB of 71.348%). Additionally, during the quarter ending March 31, 2005 the Company incurred additional legal fees and other general and administrative costs of approximately $34,500 associated with the issuance the Company's Series C Preferred Stock.

Revenues
--------

Rental revenue declined for the period ending March 31, 2005 over the same period ending March 31, 2004, by approximately $404,000. The decline is mainly due to the sale of the commercial real estate building in Lubbock, Texas and a decrease in parking permits issued to tenants in the surrounding buildings in downtown Midland.

Retail electricity sales for the period ending March 31, 2005 were $310,789. As of March 31, 2005, W Power has served approximately 785 meters and W Power's customers have consumed approximately 4,807 megawatt hours ("mwh"). Management believes that W Power's growth will be seen in the following months as W Power sees an increase in meters served as well as an increase in the average size of the customer being served. Due to W Power not being in operations during the three months ended March 31, 2004, comparative information is not available.

Operating expenses
------------------

Total operating expenses for the quarters ended March 31, 2005 and 2004 were $984,131 and $785,803, respectively. The increase of approximately $198,000 in operating expense is mainly related to W Power's purchase of whole sale electricity of $277,688, which is partially offset by the decrease in the rental property operations.

W Power's cost of goods and services were 277,688 or 89% of retail electricity sales for the period ending March 31, 2005. W Power's gross profit was $33,101 or 11% of retail electricity sales for the three months ending March 31, 2005. Due to W Power not being in operations during the three months ended March 31, 2004, comparative information is not available.

Rental property operations and depreciation expense experienced a decrease of approximately $157,000 and 14,600, respectively, for the three months ending March 31, 2005 as compared to March 31, 2004. The decrease for property operations and depreciation is attributable to the sale of the commercial real estate building in Lubbock, Texas on December 31, 2004.

For the three months ended March 31, 2005 general and administrative costs increased approximately $92,600 as compared to the same period ending March 31, 2004. This increase is due to W Power beginning operations in January of 2005.

Other (expense) income
----------------------

For the three months ended March 31, 2005, the Company experienced an increase of approximately $8,000 in interest income as compared to the three months ended March 31, 2004. This increase is due the interest income the Company received on the $2,100,000 certificate deposit with the Wells Fargo Bank, N.A. This certificate of deposit is pledged by TCTB to the Bank as additional collateral for the Bank's agreement to release its lien on the commercial real estate building in Lubbock, Texas in order for the TCTB to distribute and sell the Lubbock Building.

For the three months ended March 31, 2005 and 2004 the Company incurred a net change in other expense of approximately $34,500. This change is related entirely to the Company expensing all legal expenses associated with the issuance of the Company's Series C Preferred Stock and bank fees associated with the limited guarantees the Company received from the Series C Preferred Stock investors in favor of Western National Bank.

Minority interest
-----------------

Minority interest expense for the three months ended March 31, 2005 and 2004 was $40,824 and $82,815, respectively, and reflects the minority interest owners of TCTB. The decrease in minority interest is related to the Company's purchase of an additional 6.485533% interest in TCTB effective January 1, 2004 and the decrease in the Minority Interest's income from its limited partnership interest in TCTB for the quarter ending March 31, 2005 as compared to March 31, 2004.

Liquidity and capital resources
-------------------------------

Though we have not abandoned the 2003 business model, our focus is to support W Power for the immediate future. Our immediate objectives are to actively monitor TCTB, assess opportunities as they present themselves, and support W Power in building a strong customer base.

As a retail electric provider, W Power will have to focus on its credit needs over the next 12 to 18 months. As with any exponential growth business model, W Power is also attempting to manage its growth prudently. They must also continue incremental development of their computing systems and business processes to minimize the time and effort associated with performing certain core retail electric provider business activities such as pricing, contracting, scheduling, and billing. With efficiency in these processes, strong internal controls and procedures, and sufficient credit, W Power will accelerate its acquisition of customers through aggressive marketing and sales efforts later this year. We think maintaining sufficient credit availability and managing a hyper-growth business model are the two biggest risks facing W Power. W Power hopes to achieve break even by the third quarter of this year. We are confident W Power can attain its market share benchmarks during 2005.

Though we think 2005 will be a banner year in regards to building intrinsic value with the development of the brand and customer base of W Power, we are not as optimistic with regards to projected earnings. With the absence of our Lubbock building and with the majority of the year dedicated to establishing W Power, we anticipate negative to neutral earnings this year in our quest to finalize this start up phase.

During the three months ended March 31, 2005 and 2004, net cash (used in) provided by operating activities was $(589,987) and $85,928, respectfully. The net decrease of approximately $675,900 used in operating activities is related to several items. During the three months ending March 31, 2005, the Company paid the balance, approximately $286,800, of the accrued interest on the nine promissory notes, certain of which are with related parties, entered into by Delaware in October 2002 to purchase the original 64.9% ownership interest in TCTB. With W Power's increased operations in January 2005, the Company incurred additional cash outlays of approximately $156,000 for the required collateral deposits with W Power's wholesale electricity providers and ERCOT. The remaining decrease is mainly due to an increase in operating expenses associated with the W Power's operating expensing during the three months ending March 31, 2005, and comparative information is not available for the period ending March 31, 2004.

Net cash used in investing activities was $353,129 and $280,365 for the three months ended March 31, 2005 and 2004, respectively. For the three months ending March 31, 2005, the Company used approximately $350,000 on remodeling lease space for new tenants which was approximately $73,000 more than the three months ended March 31, 2004. During the first three months ending March 31, 2005 the Company did not purchase or sale any investments.

Net cash provided by (used in) financing activities was $545,093 and ($176,106) for the three months ending March 31, 2005 and 2004, respectively, for a net change of approximately $721,000. During the three months ending March 31, 2005, the Company paid approximately $1,395,000 representing one half of the outstanding principal balance on the nine promissory notes entered into by Delaware in October 2002. Additionally, the Company received $2,000,000 from the issuance of the Company's Series C Preferred Stock on March 1, 2005. During the three months ending March 31, 2004, minority interest distributions were $129,905 and were related to the minority interest owners in TCTB. For the three months ending March 31, 2005, minority interest owners in TCTB did not receive a distribution.

Currently, the Company has a net operating tax loss ("NOL") carry forward in excess of $29 million. This NOL is related to the Company's operations prior to the Company presenting the 2002 business plan to shareholders. Management believes the present value of this NOL is between at $2.5 to $5 million and has been diligent in its efforts to ensure its preservation and utilization. The Company anticipates being able to offset 2005's taxable income against the NOL.

ITEM 3. Controls and Procedures

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, except as discussed below with respect to internal control over financial reporting, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have not been changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management has identified and has reported to the Audit Committee of the Company's Board of Directors certain matters involving internal control deficiencies. The deficiencies noted were (a) a lack of documented control procedures (b) the lack of segregation of duties and (c) insufficient supervision of the Company's accounting personnel. The Company believes such deficiencies were primarily attributable to the transition the Company went through during the end of 2002 and 2003, changes in personnel within the accounting department, the growth and development of the Company's new start up subsidiary W Power, and the Company currently having only one full time employee at the corporate level. Except as noted above the Company believes that its internal control over financial reporting are sufficient to provide reasonable assurance that the consolidated financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information related to this Item has been previously included in Current Reports on Form 8-K filed during the period covered by this Report.

ITEM 3. Defaults Upon Senior Securities

None to report.

ITEM 4. Submission of Matters to a Vote of Security Holders

None to report.

ITEM 5. Other Information

None to report.

ITEM 6. Exhibits

(a) EXHIBITS:

Exhibit
Number      Description
-------     -----------

    3.1 Certificate of Designation of Series and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Amen Properties, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

    4.1 Form of Warrant Certificate dated March 1, 2005 (Incorporated by reference to the Company's Report on Form 8-K filed with the Secrurities and Exchange Commission on March 4, 2005).

   10.1 Consent, Waiver and Amendment of the holders of Series A Preferred Stock dated January 2005 (identical copy executed by each holder) (Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31,
            2005).

   10.2 Consent, Waiver and Amendment of the holders of Series B Preferred Stock dated January 2005 (identical copy executed by each holder) (Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

   10.3 Securities Purchase Agreement between the Company and certain investors dated January 18, 2005, as amended by a First Amendment dated January 28, 2005 and a Second Amendment dated February 28, 2005 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005)

   10.4 Loan Agreement Between Amen Properties, Inc. and Western National Bank (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

   10.5 Western National Bank Revolving Line of Credit Note (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

   11       Computation of Earnings Per Share

   31.1     Certification of Chief Executive Officer.

   31.2     Certification of Chief Financial Officer.

   32.1     Certification of Chief Executive Officer Pursuant to 18 USC Section.
            1350.

   32.2     Certification of Chief Financial Officer Pursuant to 18 USC Section.
            1350.

   99.1     Press release First Quarter 2005 Form 10-QSB

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, AMEN Properties, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMEN Properties, Inc.


May 15, 2005                     By: /s/ Eric Oliver
                                     ---------------
                                 Eric Oliver
                                 Chairman and Chief Executive Officer


May 15, 2005                     By: /s/ John M. James
                                     -----------------
                                 John M. James
                                 Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit
Number      Description
-------     -----------

   3.1 Certificate of Designation of Series and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Amen Properties, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

   4.1 Form of Warrant Certificate dated March 1, 2005 (Incorporated by reference to the Company's Report on Form 8-K filed with the Secrurities and Exchange Commission on March 4, 2005).

   10.1 Consent, Waiver and Amendment of the holders of Series A Preferred Stock dated January 2005 (identical copy executed by each holder) (Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31,
            2005).

   10.2 Consent, Waiver and Amendment of the holders of Series B Preferred Stock dated January 2005 (identical copy executed by each holder) (Incorporated by reference to the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31,
            2005).

   10.3 Securities Purchase Agreement between the Company and certain investors dated January 18, 2005, as amended by a First Amendment dated January 28, 2005 and a Second Amendment dated February 28, 2005 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005)

   10.4 Loan Agreement Between Amen Properties, Inc. and Western National Bank (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

   10.5 Western National Bank Revolving Line of Credit Note (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005).

   11       Computation of Earnings Per Share

   31.1     Certification of Chief Executive Officer.

   31.2     Certification of Chief Financial Officer.

   32.1     Certification of Chief Executive Officer Pursuant to 18 USC Section.
            1350.

   32.2     Certification of Chief Financial Officer Pursuant to 18 USC Section.
            1350.

   99.1     Press release First Quarter 2005 Form 10-QSB