Form 10QSB
period 2005-06-30
AMEN PROPERTIES INC
filed 2005-08-12
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2005

                                       or

|_|  Transition  Report  Pursuant  to  Section  13 or 15 (d)  of the  Securities
     Exchange    Act    of    1934    For    the    Transition    Period    From
     ________________to_______________.

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

Yes   |X|         No   |_|
     -----            -----
                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $ .01 Par Value:
2,201,356 shares outstanding as of July 31, 2005.

Transitional Small Business Disclosure Format (check one):

Yes   |_|         No   |X|
     -----            -----

                                      INDEX


Part I.    FINANCIAL INFORMATION                                                               PAGE

Item 1.  Consolidated Financial Statements
         Balance Sheet at June 30, 2005 (Unaudited)                                              1

         Consolidated Statement of Operations--for the three and six months ended
         June 30, 2005 and 2004 (Unaudited)                                                      2

         Consolidated Statement of Cash Flows-- for the six months ended
         June 30,  2005 and 2004 (Unaudited)                                                     3

         Notes to Consolidated Financial Statements (Unaudited)                                  4

Item 2.    Management's Discussion and Analysis or Plan of Operation                             19

Item 3.    Controls and Procedures                                                               27

Part II.            OTHER INFORMATION

Item 1.    Legal Proceedings                                                                     27

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                           27

Item 3.   Defaults Upon Senior Securities                                                        28

Item 4.   Submission of Matters to a Vote of Security Holders                                    28

Item 5.   Other Information                                                                      29

Item  6.   Exhibits                                                                              29

Signatures                                                                                       31


Exhibits

     11.  Computation of Earnings Per Share.
     31.1 Certification of Chief Executive Officer.
     31.2 Certification of Chief Financial Officer.
     32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss. 1350.
     32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents (notes A3, D and F)                              $       2,989,596
   Accounts receivable (notes A6 and A13)                                               850,282
   Other current assets                                                                 153,597
                                                                                  -------------
       Total current assets                                                                        $   3,993,475

RESTRICTED CERTIFICATE OF DEPOSIT (note G)                                                             2,100,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated
   depreciation of $1,052,270 (notes A7, A8 and I)                                                     8,232,560

ROYALTY INTERESTS, at cost net of accumulated depletion
   of $ 19,771 (notes A7, A8 and E)                                                                      143,083

LONG-TERM INVESTMENTS (notes A4  and F)                                                                   62,350

OTHER ASSETS
   Note receivable (note H)                                                             241,555
   Deferred costs (note A9)                                                              41,525
   Deposits and other assets                                                            706,512
                                                                                  -------------
       Total other assets                                                                                989,592
                                                                                                   -------------

                TOTAL ASSETS                                                                       $  15,521,060
                                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                            $        682,157
   Accrued liabilities (note J)                                                         360,291
   Current portion of long-term obligations (note L)                                    250,155
   Accrued interest payable                                                              34,634
   Deferred revenue                                                                      68,683
                                                                                  -------------
       Total current liabilities                                                                   $   1,395,920

LONG-TERM OBLIGATIONS, less current portion (note L)                                                   7,347,057

DEFERRED REVENUE                                                                                          47,833

MINORITY INTEREST (note A11)                                                                             289,248

COMMITMENTS AND CONTINGENCIES (note N)                                                                         -

STOCKHOLDERS' EQUITY (note C)
   Convertible preferred stock, $.001 par value, 5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into
     a total of 616,447 shares of common stock at the option of the holders (note A12)       80
     80,000 Series "B" shares issued and outstanding, convertible into
     a total of 233,317 shares of common stock at the option of the holders (note A12)       80
     125,000 Series "C" shares issued and outstanding, convertible into
     a total of 500,000 shares of common stock at the option of the holders (note A12)      125
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                             22,014
   Common stock warrants                                                                127,660
   Additional paid-in capital                                                        44,481,382
   Accumulated deficit                                                              (38,190,339)
                                                                                     ----------
       Total stockholders' equity                                                                      6,441,002
                                                                                                   -------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  15,521,060
                                                                                                    ============



 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three and Six Months Ended June 30,
                                   (Unaudited)


                                                      For the Three Months Ended       For the Six Months Ended
                                                               June 30,                        June 30,
                                                           2005            2004            2005            2004
                                                       -------------    ------------    -----------     -----------
Operating Revenue
   Rental revenue                                   $       672,137  $    1,073,582  $   1,342,319   $   2,147,882
   Retail electricity revenue                             1,125,596               -      1,436,385               -
                                                       -------------    ------------    -----------     -----------
         Total operating revenue                          1,797,733       1,073,582      2,778,704       2,147,882
                                                       -------------    ------------    -----------     -----------
Operating Expense
   Cost of goods and services                             1,143,727               -      1,423,375               -
   Rental property operations                               452,447         585,079        858,109       1,150,073
   General and administrative                               223,579         142,956        430,565         257,312
   Depreciation and amortization                            104,671         111,048        196,506         217,501
                                                       -------------    ------------    -----------     -----------
         Total operating expenses                         1,924,424         839,083      2,908,555       1,624,886
                                                       -------------    ------------    -----------     -----------

Net (loss) income from operations                         (126,691)         234,499      (129,851)         522,996
                                                       -------------    ------------    -----------     -----------

Other (expense) income
     Interest income                                         15,693           2,603         27,537           6,054
    Interest expense                                      (148,149)       (147,183)      (262,495)       (280,591)
    Loss on sale of investments                                   -               -              -           (509)
    Other income                                             43,578          15,594         26,414          32,984
                                                       -------------    ------------    -----------     -----------
         Total other (expense) income                      (88,878)       (128,986)      (208,544)       (242,062)
                                                       -------------    ------------    -----------     -----------

Net (loss) income before income taxes and
minority
      Interest                                            (215,569)         105,513      (338,395)         280,934
                                                       -------------    ------------    -----------     -----------

Income taxes (note A10)                                           -               -              -               -
Minority interest                                             4,231        (76,420)       (36,593)       (159,235)
                                                       -------------    ------------    -----------     -----------
                                                              4,231        (76,420)       (36,593)       (159,235)
                                                       -------------    ------------    -----------     -----------

NET (LOSS) INCOME                                   $     (211,338)  $       29,093  $   (374,988)   $     121,699
                                                       =============    ============    ===========     ===========


Net (loss) income per common share (basic)          $         (.10)  $          .01  $       (.17)   $         .06
                                                       =============    ============    ===========     ===========

Net (loss) income per common share (diluted)        $         (.10)  $          .01  $       (.17)   $         .04
                                                       =============    ============    ===========     ===========

Weighted average number of common shares
outstanding - basic                                       2,201,356       2,201,356      2,201,356       2,201,356
                                                       =============    ============    ===========     ===========

Weighted average number of common shares
outstanding - diluted                                     2,201,356       3,051,120      2,201,356       3,051,120
                                                       =============    ============    ===========     ===========



 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)


                                                                                      2005              2004
                                                                                  -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
   Net (loss) income                                                           $       (374,988)   $     121,699
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation, depletion and amortization                                         196,506          217,501
       Loss on sale of investments                                                            -              520
       Minority interest                                                                 36,593          159,235
   Changes in operating assets and liabilities:
     Accounts receivable                                                               (777,547)          (4,352)
     Deposits and other assets                                                         (634,512)               -
     Deferred costs                                                                     (76,198)         (68,843)
     Accounts payable                                                                   567,053           53,214
     Accrued and other liabilities                                                     (211,375)         (76,938)
     Deferred revenue                                                                    46,389          (17,773)
                                                                                  -------------    -------------

   Net cash (used in) provided by operating activities                               (1,228,079)         384,263
                                                                                  -------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment                                                 (424,348)         (30,500)
   Sales and maturity of investments                                                          -           50,000
   Purchase of royalty interests                                                              -         (162,854)
   Acquisition of limited partnership interest (note B)                                       -         (208,346)
   Repayments of notes receivable                                                         8,000            5,556
                                                                                  -------------    -------------

   Net cash used in investing activities                                               (416,348)        (346,144)
                                                                                  -------------    -------------

Cash flows from financing activities:
   Repayments of notes payable                                                       (1,513,877)        (101,025)
   Net proceeds from issuance of preferred stock                                      2,000,000                -
   Minority interest distributions                                                            -         (129,905)
                                                                                  -------------    -------------

   Net cash provided by (used in) financing activities                                  486,123         (230,930)
                                                                                  -------------    -------------


Net decrease in cash and cash equivalents                                            (1,158,304)        (192,811)

Cash and cash equivalents at beginning of period                                      4,147,900        2,741,527
                                                                                  -------------    -------------

Cash and cash equivalents at end of period                                     $      2,989,596    $   2,548,716
                                                                                  =============     ============



      The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

     The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties, retail electricity operations and stabilized cash flowing businesses or assets. As of June 30, 2005, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen entered the retail electricity market in the state of Texas. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner and the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner.

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

     4.   Investments

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

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

     5.   Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $7,189,979 as of June 30, 2005. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2005.

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

     At June 30, 2005, accounts receivable consisted of the following:



           Tenant receivables                              $         50,093
           Billed electricity receivables                           112,554
           Unbilled electricity receivables                         630,993
           Other receivables                                         57,375
           Allowance for doubtful accounts                             (733)
                                                              -------------
           Accounts receivable, net                        $        850,282
                                                              =============

     7.   Depreciation, Amortization and Depletion

     Property, plant and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to forty years. Leasehold improvements are amortized

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

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


     11.  Minority Interest

     Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

     holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at June 30, 2005.

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

     13.  Revenue and Cost Recognition

     Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As of June 30, 2005, there were no deferred tenant receivables.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

     Sales represent the total proceeds from energy sales, including pass through charges from the TDSPs billed to the customer at cost. Cost of goods and services ("COGS") include electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid. TDSP charges are determined by regulated tariffs established by the Public Utility Commission of Texas ("PUCT").

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

     14.  Earnings Per Share

     There were no preferred stock dividends for the periods ended June 30, 2005 or 2004. The effects of Series A, Series B and Series C convertible Preferred Stock is not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

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

     In December 2004, the FASB issued Statement No. 123 (revised), Accounting for Stock-Based Compensation. This Statement eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25's intrinsic value method of accounting. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those instruments. An entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of those instruments, except in certain circumstances. The provisions of this interpretation become effective as of the beginning of the first annual reporting period that begins after December 15, 2005.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

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

     In May 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion 20 and FASB Statement No.3 and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of this Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

NOTE C - ISSUANCE OF SERIES C PREFERRED STOCK

     On February 3, 2005, the Company finalized an agreement involving a private placement under Regulation D for the new Series C Preferred Stock and common stock purchase warrants (the "Warrants") to accredited investors (the "Purchase Agreement"). The Company closed the sale and issuance of 125,000 Series C Preferred Stock and 250,000 Warrants pursuant to the Purchase Agreement, as amended by the Second Amendment (the "Amended Purchase Agreement"), on March 1, 2005. The purchase price consisted of a total of $2 million in cash and limited guaranties from the investors in

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

     favor of Western National Bank covering the credit facility described in Note L. No underwriting discounts or commissions were paid in connection with this issuance. Certain facts related to the exemption from registration of the issuance of the securities under securities law are set forth in the Amended Purchase Agreement as representations of the investors, including without limitation their investment intent, their status as accredited investors, the information provided to them, the restricted nature of the securities, and similar matters.

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

NOTE D - CONCENTRATIONS OF CREDIT RISK

     The Company maintains cash balances at three financial institutions, which at times may exceed federally insured limits. At June 30, 2005, the Company had approximately $2,566,361 of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

     The Company's revenues are derived principally from uncollateralized rents from tenants and retail power customers. The concentration of credit risk in two industries affects its overall exposure to credit risk because tenants/customers may be similarly affected by changes in economic and other conditions.

NOTE E - ROYALTY INTERESTS

     In 2004, the Company, through its wholly-owned subsidiary Amen Minerals, LP, completed the acquisition of two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company used estimates to accrue royalty income for the quarters ended June 30, 2005 and 2004.

NOTE F - CASH, CASH EQUIVALENTS AND INVESTMENTS

     At June 30, 2005 the Company's cash and cash equivalents consist of cash in banks of approximately $2,989,596.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

     Securities available-for-sale in the accompanying balance sheet at June 30, 2005 total $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of June 30, 2005 are as follows:


                                                                                  Gross
                                              Market            Cost           Unrealized
                                               Value            Basis            Losses
                                          -------------     -------------    -------------
         As of June 30, 2005:
                  Other securities      $        62,350     $      62,350    $           -
                                          =============      ============     ============



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

NOTE H - NOTE RECEIVABLE

     On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with a direct mail advertising service. The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross profit from operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. As of June 30, 2005, the outstanding principal balance on the note receivable was $241,555. Because the current maturities are not reasonably estimable at June 30, 2005, the entire principal balance is reported as non-current.

NOTE I - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, consisted of the following at June 30, 2005:


        Buildings                                     $      8,447,862
        Furniture, fixtures and equipment                      114,190
        Tenant improvements                                    563,781
        Land                                                   158,997
                                                         -------------
                                                             9,284,830
        Less:  accumulated depreciation                     (1,052,270)
                                                         -------------

                                                      $      8,232,560

        Depreciation expense for six months ended June 30, 2005 and 2004 was $196,506, and $217,501, respectively.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

NOTE J - ACCRUED LIABILITIES

          Accrued liabilities consisted of the following at June 30, 2005:


                  Accrued property taxes                   $         92,672
                  Accrued TDSP Charges                              155,020
                  Other accrued liabilities                         112,599
                                                              -------------
                                                           $        360,291

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

          Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the three months ending June 30, 2005 and 2004, respectively.

Three months ended June 30, 2005:
---------------------------------


                                                                                                 Inter-Company
                                                           Real Estate          Other and         Transaction       Consolidated
                                         REP                Operations          Corporate        Eliminations           Total
                                 --------------------    -----------------     -------------     --------------     --------------
Revenues from external        $            1,125,596  $           672,137  $              -   $              -   $      1,797,733
    customers
                                 ====================    =================     =============     ==============     ==============
Revenues from other           $              177,295  $             4,987   $             -   $      (182,282)   $              -
    operating segments
                                 ====================    =================     =============     ==============     ==============
Depreciation, amortization    $                1,778  $            75,777   $        27,116   $              -   $        104,671
    and depletion
                                 ====================    =================     =============     ==============     ==============
Interest expense              $               11,667  $           168,477   $         8,918   $       (40,913)   $        148,149
                                 ====================    =================     =============     ==============     ==============
Segment net income (loss)     $            (179,610)  $          (14,766)   $      (45,302)   $         28,340   $      (211,338)
                                 ====================    =================     =============     ==============     ==============
Segment assets                $            1,664,153  $         7,420,442   $     6,828,318   $      (391,853)   $     15,521,060
                                 ====================    =================     =============     ==============     ==============
Expenditures for segment      $                8,369  $            51,959   $         2,891   $              -   $         63,219
    assets
                                 ====================    =================     =============     ==============     ==============


                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

Three months ended June 30, 2004:
---------------------------------


                                                                                                 Inter-Company
                                                            Real Estate          Other and        Transaction        Consolidated
                                          REP               Operations           Corporate        Eliminations           Total
                                  ------------------     -----------------     -------------     --------------     --------------
Revenues from external         $                  -   $         1,073,582  $              -   $              -   $      1,073,582
    customers
                                  ==================     =================     =============     ==============     ==============
Revenues from other            $                  -  $                 -   $             -   $              -   $              -
    operating segments
                                  ==================     =================     =============     ==============     ==============
Depreciation, amortization     $                  -   $            81,241   $        29,807   $              -   $        111,048
    and depletion
                                  ==================     =================     =============     ==============     ==============
Interest expense               $                  -   $           115,190   $        31,993   $              -   $        147,183
                                  ==================     =================     =============     ==============     ==============
Segment net income (loss)      $                  -   $           266,719   $     (237,626)   $              -   $         29,093
                                  ==================     =================     =============     ==============     ==============
Segment assets                 $                  -   $        10,213,890   $     5,080,170   $      (166,870)   $     15,127,190
                                  ==================     =================     =============     ==============     ==============
Expenditures for segment       $                  -   $             3,994   $         1,452                  -   $          5,446
    assets
                                  ==================     =================     =============     ==============     ==============

Six months ended June 30, 2005:
-------------------------------
                                                                                                 Inter-Company
                                                            Real Estate          Other and        Transaction        Consolidated
                                          REP               Operations           Corporate        Eliminations           Total
                                 --------------------    -----------------     -------------     --------------     --------------
Revenues from external        $            1,436,385  $         1,342,319  $              -   $              -   $      2,778,704
    customers
                                 ====================    =================     =============     ==============     ==============
Revenues from other           $              272,826  $            13,300   $             -   $      (286,126)   $              -
    operating segments
                                 ====================    =================     =============     ==============     ==============
Depreciation, amortization    $                3,300  $           138,762   $        54,444   $              -   $        196,506
    and depletion
                                 ====================    =================     =============     ==============     ==============
Interest expense              $               22,895  $           222,571   $        91,184   $       (74,155)   $        262,495
                                 ====================    =================     =============     ==============     ==============
Segment net income (loss)     $            (264,627)  $           127,715   $     (215,232)   $       (22,844)   $      (374,988)
                                 ====================    =================     =============     ==============     ==============
Segment assets                $            1,664,153  $         7,420,442   $     6,828,318   $      (391,853)   $     15,521,060
                                 ====================    =================     =============     ==============     ==============
Expenditures for segment      $               15,495  $           403,371   $         5,482   $              -   $        424,348
    assets
                                 ====================    =================     =============     ==============     ==============


                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

Six months ended June 30, 2004:


                                                                                                 Inter-Company
                                                            Real Estate          Other and        Transaction        Consolidated
                                          REP               Operations           Corporate        Eliminations           Total
                                  ------------------     -----------------     -------------     --------------     --------------
Revenues from external         $                  -   $         2,147,882  $              -   $              -   $      2,147,882
    customers
                                  ==================     =================     =============     ==============     ==============
Revenues from other          $                     -  $                 -   $             -   $              -   $              -
    operating segments
                                  ==================     =================     =============     ==============     ==============
Depreciation, amortization    $                   -   $           162,143   $        55,358   $              -   $        217,501
    and depletion
                                  ==================     =================     =============     ==============     ==============
Interest expense               $                  -   $           229,978   $        50,613   $              -   $        280,591
                                  ==================     =================     =============     ==============     ==============
Segment net income (loss)      $                  -   $           555,757   $     (434,058)   $              -   $        121,699
                                  ==================     =================     =============     ==============     ==============
Segment assets                 $                  -   $        10,213,890   $     5,080,170   $      (166,870)   $     15,127,190
                                  ==================     =================     =============     ==============     ==============
Expenditures for segment       $                  -   $            27,587   $         2,913   $              -   $         30,500
    assets
                                  ==================     =================     =============     ==============     ==============



NOTE L - LONG-TERM OBLIGATIONS

          On June 5, 2002, TCTB entered into a loan agreement (the "TCTB Note") with a financial institution for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB is making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000. Effective December 31, 2004, TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB minority owners. The Lubbock building was subject to a lien securing TCTB's note payable to Wells Fargo Bank Texas, N.A. The Bank agreed to release its lien on the Lubbock building in exchange for a $2,100,000 restricted certificate of deposit (see note G) pledged by TCTB to the Bank as additional collateral.

          Delaware entered into nine promissory notes (the "Delaware Notes"), certain of which are with related parties, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB. The notes are due in annual payments of principal and interest beginning

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

          April 1, 2005 with a final maturity of May 31, 2009. The interest rate is currently 4.9% and is adjusted each October 1 to equal the Wall Street Journal Prime Lending Rate (4.75% at October 31, 2004) plus .15%. The annual payments are equal to a set percentage, ranging from 1% to 16% of the future net operating loss benefit of the Company. The net operating loss benefits are calculated as the dollar value of the federal income tax benefit to the Company of the net operating loss calculated in accordance with the Internal Revenue Code, for the calendar year preceding the date of each annual payment. Due to the distribution and sale of the Lubbock building on December 31, 2004, the Company elected to forgo the payment as described above and paid one half of the principal balance along with the entire accrued interest balance during January 2005.

          Delaware entered into a promissory note (the "Hexagon Note") in January 2004 in the amount of $250,778 to purchase an additional 6.485% ownership interest in TCTB. The note is due in quarterly installments of principal and interest beginning on March 1, 2004 with a final maturity of January 1, 2010. The term note bears interest at a fixed rate per annum of 5%.

          On February 28, 2005 the Company entered into a loan agreement (the "WNB Note") with Western National Bank, Midland, Texas. The Note is a certain Revolving Line of Credit in an amount of $5,000,000. Under the Note, the Bank may, but is not obligated to advance more than $2,500,000. Borrowings under the Note are subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The Note bears a variable interest rate equal to the Prime Rate, defined as the prime rate in the money rate table of The Wall Street Journal, a Dow Jones publication, as of each business day (6.25% at June 30, 2005). Interest is computed on the unpaid principal balance of the Note and is due and payable as it accrues monthly, commencing March 31, 2005, and thereafter on the last day of each and every succeeding month until maturity, March 31, 2008, when the entire amount of the Note, principal and accrued, unpaid interest, shall be due and payable. The Note is secured by a security agreement to all of the accounts receivable of W Power. In addition, the Note is guaranteed by certain accredited investors which guarantees are partially secured by letters of credit. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. The proceeds from the Note are intended to be used to fund potential capital requirements in order to facilitate the growth of the Company's retail electric provider subsidiary, W Power, and for general corporate purposes.

          Long-term debt as of June 30, 2005:

                                            Long-term            Current
                                             Portion             Portion             Total
                                          ----------------     ------------     --------------
                 TCTB Note               $       5,797,231    $     210,528    $     6,007,759
                 Delaware Notes                  1,394,543                -          1,394,543
                 Hexagon Note                      155,283           39,627            194,910
                 WNB Note                                -                -                  -
                                          ----------------     ------------     --------------

                           Total         $       7,347,057    $     250,155    $     7,597,212
                                          ================     ============     ==============


                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)

         Maturities of long-term debt at June 30, 2005 are as follows:

                  2005                                       $       250,155
                  2006                                               268,136
                  2007                                               286,311
                  2008                                             5,374,160
                  2009                                             1,418,450
                                                                ------------

                           Total                                   7,597,212
                           Less current portion                      250,155
                                                                ------------

                           Long-term portion                 $     7,347,057
                                                                =============


NOTE M - RELATED PARTY TRANSACTIONS

          At June 30, 2005 and 2004, related parties leased from TCTB, office space of approximately 32,000 and 29,000 square feet, respectively. TCTB received rental income from these related parties of approximately $72,521 and $65,361 during the three months then ended, respectively, and $147,800 and $132,617 during the six months then ended, respectively.

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

          During 2004, the Company, through its subsidiary Minerals, purchased a percentage of two certain royalty interests with certain individuals and related parties acquiring the remaining percentages. Effective April 1, 2004, the Company purchased a 25% interest in a Texas oil and gas royalty for a purchase price of $102,519 along with the Chief Operating Officer directly acquiring a 10.625% interest and the Chief Executive Officer indirectly acquiring 22.5% interest. Effective April 2, 2004 the Company purchased a 20% interest in an Oklahoma oil and gas royalty for a purchase price of $60,335 along with the Chief Operating Officer directly acquiring a 8.5% interest and the Chief Executive Officer acquiring an indirect 20% interest (see note E).

          The Company closed the sale and issuance of 125,000 shares of Series C Preferred Stock and 250,000 Warrants (see note C) pursuant to a Purchase Agreement, as amended by the Second Amendment on March 1, 2005 between the Company and certain accredited investors, including the Company's President and Chief Operating Officer, Jon M. Morgan, the Company's Chief Executive Officer, Eric Oliver and Bruce Edgington, one of the Company's Directors.

          The following table reflects the Series C issuance to the Company's Officers and Directors.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)


                     Number of               Common             Preferred C
                    Preferred C              Stock                 Voting             Purchase
                       Shares               Equivalent            Equivalent             Price
                   ---------------       -----------------      ----------------      -------------

Eric Oliver                14,063                  56,252                52,877    $       225,008
Jon M. Morgan              14,062                  56,248                52,873            224,992
Bruce Edgington             3,125                  12,500                11,750             50,000
                   ---------------       -----------------      ----------------      -------------
Total                      31,250                 125,000               117,500    $       500,000
                   ===============       =================      ================      =============


          The following table reflects the issuance of Warrants to the Company's Officers and Directors.

                            Number of                Common
                             Warrants              Equivalent
                          ---------------       -----------------

Eric Oliver                       28,126                  28,126
Jon M. Morgan                     28,124                  28,124
Bruce Edgington                    6,250                   6,250
                          ---------------       -----------------
Total                             62,500                  62,500
                          ===============       =================


NOTE N - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

          The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Power Purchase Contracts

          Certain  contracts  to  purchase   electricity  provide  for  capacity
          payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected future capacity payments under existing agreements are estimated as follows:

                  2005                               $      1,761,119
                  2006                                        965,474
                  2007                                        684,604
                  2008                                        148,960
                  2009                                              -
                                                        -------------

                           Total                     $      3,560,157
                                                        =============

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

Revenue and Cost Recognition
----------------------------

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As of June 30, 2005 there were no such deferred tenant receivables.

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

The large number of customers and significant volume of transactions create a challenge to manage receivables as well as to estimate the account balances that ultimately will not be paid by the customers ("bad debt write-offs). The Company uses a variety of tools to estimate and provide an accurate and adequate allowance for doubtful accounts reserve; the allowance for doubtful accounts is expensed each month as a percentage of revenue based on the historical bad debt write-off trends that will result from that month's gross revenues.

Results of Operations

Overview
--------

For the six months ended June 30, 2005 the Company generated a net loss of $374,988 or a net loss $.17 per share as compared to net income of $121,699, or net income of $.06 per share for the same period ended June 30, 2004 for a net decrease of $496,687. This decrease is mainly due to the Company's newly created, wholly owned subsidiary W Power and the sale of the Company's undivided interest in a commercial real estate property in Lubbock, Texas on December 31, 2004. For the six months ending June 30, 2005, the operations of W Power incurred a net operating loss of approximately $265,000. This loss is mainly due to W Power's general and administrative costs and a decrease in W Power's gross profit margin due to an increase of balancing costs that are based on the aggregate customer load and are determined by ERCOT through a multiple step settlement process. Balancing costs/revenues are related to the differential between the supply provided by the company through its bilateral wholesale supply and the supply required to serve the Company's customer load. The sale of the Company's undivided interest in a commercial real estate property in Lubbock, Texas on December 31, 2004, reduced the Company's income from its limited partnership interest in TCTB for the six months ending June 30, 2005 as compared to June 30, 2004 by approximately $428,000 (approximately $305,000, net to the Company's interest in TCTB of 71.348%). During the six months ending June 30, 2005 the Company, through its investments in Minerals showed an increase of approximately $21,000 in royalty income over the same period ending June 30, 2004. Additionally, the Company has been working on an appropriate method in which to compensate the Board of Directors. At the end of 2004 the Company made an accrual to compensate the Board with the issuance of restricted stock in the amount of approximately $33,000. The Board has elected to forego the restricted stock compensation for 2004 and intends on compensating the Board with the issuance of stock options.

Revenues
--------

For the three months ended June 30, 2005

For the three months ended June 30, 2005 the Company experienced a decline in rental revenue of approximately $400,000 as compared to the same period ending June 30, 2004. The decline in rental revenue is the result of the sale and distribution of the Lubbock building on December 31, 2004. Due to W Power not being in operations during the three months ended June 30, 2004, comparative information is not available. For the three months ended June 30, 2005 as compared the three months ended March 31, 2005, retail electricity revenue increased approximately $815,000. This increase is mainly due to W Power acquiring approximately 1,000 new meters during the middle of May 2005.

For the six months ended June 30, 2005

For the six months ended June 30, 2005 the Company experienced a decline in rental revenue of approximately $805,000 as compared to the same period ending June 30, 2004. This decline is due to the sale and distribution of the Lubbock building on December 31, 2004. Due to W Power not being in operations during the six months ended June 30, 2004, comparative information is not available.

Operating expenses
------------------

For the three months ended June 30, 2005

Total operating expenses for the quarters ended June 30, 2005 and 2004 were $1,924,424 and $839,083, respectively. The increase of approximately 1,085,000 in operating expense is mainly related to W Power's purchase of wholesale electricity of approximately $1,144,000, which is partially offset by the decrease in the rental property operations due to the sale and distribution of the Lubbock building on December 31, 2004.

W Power's cost of goods and services were $1,143,727 or approximately 102% of retail sales for the period ending June 30, 2005. This decrease in gross profits is mainly due to rapid increases in the costs of wholesale power and ERCOT balancing energy. Balancing costs/revenues are related to the difference between the energy provided by the company through its bilateral wholesale contracts and the energy required to serve the Company's aggregate customer load, as determined by ERCOT through a multiple step settlement process. The balancing market is a real-time spot market operated by ERCOT in order to match aggregate customer load to system generation. For the quarter, W Power purchased approximately 8% of its energy volume from the balancing market. Currently, W Power plans to increase the amount of energy purchased through the balancing market due to expensive summer wholesale generation prices which, due to the current intra-day balancing market price volatility, results in significant added expense to W Power's balancing energy costs even if W Power has purchased a net of zero energy from the balancing market for a particular day or month. W Power will require both customer growth and possibly a dynamic bilateral supply agreement in order to decrease the amount of wholesale electricity purchased from the balancing market as a percentage of its total power purchases. Due to W Power not being in operations during the three months ended June 30, 2004, comparative information is not available.


Rental property operations and depreciation expense decreased approximately $133,000 and $6,400, respectively, for the three months ending June 30, 2005 as compared to June 30, 2004. The decrease for property operations is attributable to the sale of the commercial real estate building in Lubbock, Texas on December 31, 2004. The decrease in depreciation expense is also attributable to the sale of the commercial real estate building in Lubbock, Texas but is partially offset for the three months ended June 30, 2005 by the additional depreciation associated with buildout cost incurred by TCTB during the first quarter of 2005.

For the three months ended June 30, 2005 as compared to the same period ending June 30, 2004, general and administrative costs increased approximately $80,600. This increase is due to W Power beginning operations in January 2005 and is partially offset by the sale of the commercial real estate building in Lubbock, Texas.

For the six months ended June 30, 2005

Total operating expense for the six months ended June 30, 2005 as compared to same period ended June 30, 2004 increased approximately $1,284,000. This increase is mainly related to W Power's purchase of wholesale electricity of approximately $1,423,000, which is partially offset by the decrease in rental property operations due to the sale of the commercial real estate building in Lubbock, Texas on December 31, 2004.

W Power's cost of goods and services were $1,423,375 or approximately 99% of retail electricity sales for the six months ended June 30, 2005. W Power's gross profit was approximately $13,000 or approximately 1% of retail electricity sales for the six months ending June 30, 2005. Due to W Power not being in operations during the six months ended June 30, 2004, comparative information is not available. Due to the increase in the balancing costs/revenues that are related to the differential between the supply provided by the company through its bilateral wholesale supply and the supply required to serve the Company's customer load during the three months ended June 30, 2005, W Power experienced a decline in its gross profit of approximately 90% during the three months ended June 30, 2005.

Rental property operations and depreciation expense decreased approximately $292,000 and $21,000 respectively, for the six months ending June 30, 2005 as compared to six months ended June 30, 2004. The decrease for property operations is attributable to the sale of the commercial real estate building in Lubbock, Texas on December 31, 2004. The decrease in depreciation expense is also attributable to the sale of the commercial real estate building in Lubbock, Texas but is partially offset for the six months ended June 30, 2005 by the additional depreciation associated with buildout cost incurred by TCTB during the first quarter of 2005.

For the six months ended June 30, 2005 as compared to the same period ending June 30, 2004, general and administrative costs increased approximately 173,000. This increase is due to W Power beginning operations in January 2005.

Other (expense) income
----------------------

For the three months ended June 30, 2005

For the three months ended June 30, 2005, the company experienced an increase of approximately $13,000 in interest income as compared to the three months ended June 30, 2004. This increase in mainly due to the interest income the Company received on the $2,100,000 certificated of deposit with the Wells Fargo, Bank,

N.A. This certificate of deposit is pledged by TCTB to the Bank as additional collateral for the Bank's agreement to release its lien on the commercial real estate building in Lubbock, Texas in order for TCTB to distribute and sell the Lubbock building on December 31, 2004.

For the three months ended June 30, 2005 and 2004 the Company incurred a net change in other expense of approximately $28,000. This change is mainly related to the Company's Board foregoing the 2004 restricted stock compensation accrued on December 31, 2004 in the amount of approximately $33,000. The Board intends to begin using the issuance of stock options as compensation for the Board of Directors.

For the six months ended June 30, 2005

For the six months ended June 30, 2005 as compared to the same period ended June 30, 2004, the Company experienced an increase of approximately $21,500 in interest income. This increase is mainly due to the interest income the Company received on the $2,100,000 certificate of deposit with Wells Fargo, Bank N.A.

For the six months ended June 30, 2005 and 2004 the Company experienced a net decrease in other income of approximately $6,500. The decrease in mainly associated with the Company expensing all legal expenses related to the issuance of the Company's Series C Preferred Stock during the first quarter of 2005 which is partially offset with the Company's Board foregoing the 2004 restricted stock compensation accrued on December 31, 2004 in the amount of approximately $33,000. The Board intends to begin using the issuance of stock options as compensation for the Board of Directors.

Minority interest
-----------------

For the three months ended June 30, 2005

Minority interest income (expense) for the three months ended June 30, 2005 and 2004 was $4,231 and $(76,420), respectively, and reflects the minority interest owners of TCTB. The decrease in minority interest is related to the Company's purchase of an additional 6.485533% interest in TCTB effective January 1, 2004 and the decrease in income at TCTB due to sale of the commercial real estate building in Lubbock, Texas on December 31, 2004.

For the six months ended June 30, 2005

For the six months ended June 30, 2005 minority interest expense decreased approximately $123,000. This decrease in minority interest expense is mainly due to the sale of the commercial real estate building in Lubbock, Texas on December 31, 2004.



Liquidity and capital resources
-------------------------------

Though we have not abandoned the 2003 business model, our focus is to support W Power for the immediate future. Our immediate objectives are to actively monitor TCTB, assess opportunities as they present themselves, and support W Power in building a strong customer base.

As a retail electric provider, W Power will have to focus on its credit needs over the next 12 to 18 months and the need to reduce its balancing costs. As with any exponential growth business model, W Power is also attempting to manage its growth prudently. We must also continue incremental development of our computing systems and business processes to minimize the time and effort associated with performing certain core retail electric provider business activities such as pricing, contracting, scheduling, and billing. With efficiency in these processes, strong internal controls and procedures, and sufficient credit, W Power will accelerate its acquisition of customers through aggressive marketing and sales efforts later this year. We think maintaining sufficient credit availability and managing gross profit margins in a hyper-growth business model are the two biggest risks facing W Power. W Power hopes to achieve break even by the fourth quarter of this year. We are confident W Power can attain its market share benchmarks during 2005.

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

During the six months ended June 30, 2005 and 2004 net cash (used in) provided by operating activities was $(1,228,079) and $384,263, respectively. The net decrease of approximately $1,612,342 used in operating activities is related to several items. During the six months ended June 30, 2005 the Company paid the balance, approximately $286,800, of accrued interest on the nine promissory notes, certain of which are related parties, entered into by Delaware in October 2002 to purchase the original 64.9% ownership in TCTB. During the six months ended June 30, 2005 the Company incurred additional cash outlays of approximately $634,500 for the required collateral deposits with W Power's wholesale electricity providers and ERCOT. The remaining decrease in net cash provided by operating activities is due to the operating expenses associated with W Power and a decline in net operating cash provided by the Company's limited partnership interest in TCTB due to the sale of the commercial real estate building in Lubbock, Texas on December 31, 2004.

Net cash used in investing activities was $416,348 and $346,144 for the six months ended June 30, 2005 and 2004, respectively. For the six months ending June 30, 2005 the Company used approximately $424,000 on remodeling lease space for new tenants which was approximately $394,000 more than the six months ended June 30, 2004. During the six months ending June 30, 2005 the Company did not purchase or sale any investments.

Net cash provided by (used in) financing activities was $486,123 and $(230,930) for the six months ended June 30, 2005 and 2004, respectively, for a net change of approximately $717,000. During the six months ended June 30, 2005, the Company paid approximately $1,395,000 representing one half of the outstanding principal balance on the nine promissory notes entered into by Delaware in
October 2002 to purchase the original 64.9% limited interest in TCTB. Additionally, the Company received $2,000,000 from the issuance of the Company's Series C Preferred Stock on March 1, 2005. During the six months ended June 30, 2004, minority interest distributions were $129,905 and were related to the minority interest owners in TCTB. For the six months ended June 30, 2005, minority interest owners in TCTB did not receive a distribution.

Currently, the Company has a net operating tax loss ("NOL") carry forward in excess of $29 million. This NOL is related to the Company's operations prior to the Company presenting the 2002 business plan to shareholders. Management believes the present value of this NOL is between $2.5 and $5 million and has been diligent in its efforts to ensure its preservation and utilization.


ITEM 3. Controls and Procedures

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, except as discussed below with respect to internal control over financial reporting, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 26, 2005, the Company held its annual meeting of shareholders. At the meeting, the following proposals were voted upon by the Company's shareholders. At the record date, March 15, 2005, there were 2,201,356 shares of common stock isuued; 616,447 common equivalent of Preferred A with a voting equivalent of 333,333 common shares; 233,317 common equivalent of Preferred B with a voting equivalent of 233,317; and 440,271 common equivalent of Preferred C with a voting equivalent of 440,271. A total of 3,208,278 voting shares and 2,996,401 (93.39%) of the shares, which represents the necessary quorum, voted on the proposals.

Proposal I:  To elect the following nominees as directors:

It was proposed that six members be elected at the meeting to the Board of Directors.


------------------------------------- -------------- ------------- --------------- -------------- -----------
             Proposal I                               Percentage                    Percentage
                                                       of Votes                      of Votes
                                           For           Cast         Against          Cast        Abstain
------------------------------------- -------------- ------------- --------------- -------------- -----------
Eric Oliver                               2,982,088     99.52%             14,313      .48%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------
Jon M. Morgan                             2,982,088     99.52%             14,313      .48%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------
Bruce E. Edgington                        2,982,088     99.52%             14,313      .48%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------
Earl E. Gjelde                            2,982,088     99.52%             14,313      .48%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------
Donald M. Blake Jr.                       2,982,088     99.52%             14,313      .48%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------
G. Randy Nicholson                        2,982,088     99.52%             14,313      .48%           -
------------------------------------- -------------- ------------- --------------- -------------- -----------


Proposal II: Approval of the issuance and sale of the Series C Preferred Stock and Common Stock Warrants by the Company and the potential issuance of shares or common stock upon conversion or exercise of such securities.


------------------------ ------------ -------------- ------------- --------------- -------------- -----------
                            Total                      Percentage                    Percentage
                           Voting                       of Votes                      of Votes
                           Shares           For           Cast         Against          Cast        Abstain
------------------------ ------------ -------------- ------------- --------------- -------------- -----------
Proposal II                1,453,254      1,436,519     98.85%             14,333      .99%            2,402
------------------------ ------------ -------------- ------------- --------------- -------------- -----------


Proposal III: Amendment to the Certificate of Incorporation effecting the Certificate of Designation of Series and Determination of Rights and Preferences of the Series A Preferred Stock of Amen Properties, Inc.


------------------------ ------------ -------------- ------------- --------------- -------------- -----------
                            Total                      Percentage                    Percentage
                           Voting                       of Votes                      of Votes
                           Shares           For           Cast         Against          Cast        Abstain
------------------------ ------------ -------------- ------------- --------------- -------------- -----------
Proposal III               3,208,278      1,874,973     58.44%             15,436      .48%            3,116
------------------------ ------------ -------------- ------------- --------------- -------------- -----------


Proposal IV: Amendment to the Certificate of Incorporation effecting the Certificate of Designation of Series and Determination of rights and Preferences of the Series B Convertible Preferred Stock of Amen Properties, Inc.


------------------------ ------------ -------------- ------------- --------------- -------------- -----------
                            Total                      Percentage                    Percentage
                           Voting                       of Votes                      of Votes
                           Shares           For           Cast         Against          Cast        Abstain
------------------------ ------------ -------------- ------------- --------------- -------------- -----------
Proposal IV                3,208,278      1,874,448     58.43%             16,061       .5%            3,016
------------------------ ------------ -------------- ------------- --------------- -------------- -----------


ITEM 5.  Other Information

None to report.

ITEM 6.  Exhibits

(a) EXHIBITS:

   Exhibit
    Number          Description
    ------          -----------

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

      99.1          Press release Second Quarter 2005 Form 10-QSB

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, AMEN Properties, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMEN Properties, Inc.


August 12, 2005                            By:/s/ Eric Oliver
                                              ---------------
                                           Eric Oliver
                                           Chairman and Chief Executive Officer



August 12, 2005                            By:/s/ John M. James
                                              -----------------
                                           John M. James
                                           Chief Financial Officer and Secretary

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

      99.1          Press release Second Quarter 2005 Form 10-QSB