Form 10QSB
period 2005-09-30
AMEN PROPERTIES INC
filed 2005-11-14
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                     For the Period Ended September 30, 2005

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

                         303 W. Wall Street, Suite 2300
                                Midland, TX 79701
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $ .01 Par Value:
2,206,215 shares outstanding as of October 31, 2005.

Transitional Small Business Disclosure Format (check one):

Yes         No   X
    -----      -----

                                      INDEX

Part I.    FINANCIAL INFORMATION                                                                PAGE

Item 1.    Consolidated Financial Statements
           Balance Sheet at September 30, 2005 (Unaudited)                                        1

           Consolidated Statement of Operations--for the three and nine months ended
           September 30, 2005 and 2004 (Unaudited)                                                2

           Consolidated Statement of Cash Flows-- for the nine months ended
           September 30,  2005 and 2004 (Unaudited)                                               3

           Notes to Consolidated Financial Statements (Unaudited)                                 4

Item 2.    Management's Discussion and Analysis or Plan of Operation                             21

Item 3.    Controls and Procedures                                                               30

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                     31

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                           31

Item 3.    Defaults Upon Senior Securities                                                       31

Item 4.    Submission of Matters to a Vote of Security Holders                                   31

Item 5.    Other Information                                                                     31

Item  6.   Exhibits                                                                              31

Signatures                                                                                       33

Exhibits

    11. Computation of Earnings Per Share. 31.1 Certification of Chief Executive Officer.
    31.2   Certification of Chief Financial Officer.
    32.1   Certification of Chief Executive Officer Pursuant to 18 USC ss. 1350.
    32.2   Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents (notes A4, D and F)                              $       2,326,453
   Accounts receivable (notes A7 and A14)                                             1,634,476
   Other current assets                                                                 105,129
                                                                                  -------------
       Total current assets                                                                        $   4,066,058

RESTRICTED CERTIFICATE OF DEPOSIT (note G)                                                             2,100,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated
   depreciation of $1,149,916 (notes A8, A9 and I)                                                     8,186,545

ROYALTY INTERESTS, at cost net of accumulated depletion
   of $ 22,992 (notes A8, A9 and E)                                                                      139,862

LONG-TERM INVESTMENTS (notes A5 and F)                                                                    62,350

OTHER ASSETS
   Note receivable (note H)                                                             150,000
   Deferred costs (note A10)                                                             36,108
   Deposits                                                                           1,124,533
   Other assets                                                                          71,999
                                                                                  -------------

       Total other assets                                                                              1,382,640
                                                                                                   -------------

                TOTAL ASSETS                                                                       $  15,937,455
                                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                            $      1,089,865
   Accrued liabilities (note J)                                                         476,040
   Current portion of long-term obligations (note M)                                    254,564
   Accrued interest payable                                                              51,858
   Deferred revenue                                                                      95,862
                                                                                  -------------
       Total current liabilities                                                                   $   1,968,189

LONG-TERM OBLIGATIONS, less current portion (note M)                                                   7,282,626

DEFERRED REVENUE                                                                                          40,503

MINORITY INTEREST (note A12)                                                                             331,146

COMMITMENTS AND CONTINGENCIES (note O)                                                                         -

STOCKHOLDERS' EQUITY (note C)
   Convertible preferred stock, $.001 par value, 5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into
       a total of 616,447 shares of common stock at the option of the holders (note A13)     80
     80,000 Series "B" shares issued and outstanding, convertible into
       a total of 233,317 shares of common stock at the option of the holders (note A13)     80
     125,000 Series "C" shares issued and outstanding, convertible into
       a total of 500,000 shares of common stock at the option of the holders (note A13)    125
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,206,215 shares issued and outstanding                                             22,063
   Additional paid-in capital                                                        44,633,448
   Accumulated deficit                                                              (38,340,805)
                                                                                     ----------
       Total stockholders' equity                                                                      6,314,991
                                                                                                   -------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  15,937,455
                                                                                                    ============

      The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                                     AMEN Properties, Inc. and Subsidiaries
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                For the Three and Nine Months Ended September 30,
                                                   (Unaudited)

                                                              For the Three Months Ended            For the Nine Months Ended
                                                                    September 30,                         September 30,
                                                                 2005             2004                2005               2004
                                                             -------------   ----------------   ---------------    ----------------
Operating revenue
   Rental revenue                                            $    894,749    $       627,426    $    2,237,068     $     1,807,135
   Retail electricity revenue                                   2,545,563                  -         3,981,948                   -
                                                             -------------   ----------------   ---------------    ----------------
         Total operating revenue                                3,440,312            627,426         6,219,016           1,807,135
                                                             -------------   ----------------   ---------------    ----------------
Operating expense
   Cost of goods and services                                   2,453,362                  -         3,876,737                   -
   Rental property operations                                     554,428            439,479         1,412,537           1,072,851
   General and administrative                                     329,312             77,562           759,877             291,102
   Depreciation, amortization and depletion                       106,284             76,650           302,790             222,075
                                                             -------------   ----------------   ---------------    ----------------
         Total operating expenses                               3,443,386            593,691         6,351,941           1,586,028
                                                             -------------   ----------------   ---------------    ----------------

(Loss) income from operations                                     (3,074)             33,735         (132,925)             221,107
                                                             -------------   ----------------   ---------------    ----------------

Other (expense) income
     Interest income                                               14,037              2,641            41,574               8,695
    Interest expense                                            (130,748)          (146,518)         (393,243)           (427,110)
    Loss on sale of investments                                         -                  -                 -               (509)
    Other income                                                   11,218             15,987            37,632              48,973
                                                             -------------   ----------------   ---------------    ----------------
         Total other (expense) income                           (105,493)          (127,890)         (314,037)           (369,951)
                                                             -------------   ----------------   ---------------    ----------------

Loss from continuing operations before income taxes
    and  minority interest                                      (108,567)           (94,155)         (446,962)           (148,844)

Income taxes (note A11)                                                 -                  -                 -                   -
Minority interest                                                (41,899)           (28,404)          (78,492)            (90,323)
                                                             -------------   ----------------   ---------------    ----------------

Net (loss) from continuing operations                           (150,466)          (122,559)         (525,454)           (239,167)

Net income from discontinued business component (note K)               -            109,191                 -             347,499
                                                             -------------   ----------------   ---------------    ----------------

    NET (LOSS) INCOME                                        $  (150,466)    $      (13,368)    $    (525,454)     $       108,332
                                                             =============   ================   ===============    ================

Net (loss) income per common share (basic)
    Net loss from continuing operation                       $      (.07)    $         (.06)    $        (.24)     $          (.11)
    Net income from discontinued business component                     -                .05                 -                 .15
                                                             -------------   ----------------   ---------------    ----------------
         Net (loss) income                                   $      (.07)    $         (.01)    $        (.24)     $           .04
                                                             =============   ================   ===============    ================

Net (loss) income per common share (diluted)
    Net loss from continuing operation                       $      (.07)    $         (.04)    $        (.24)     $         (.08)
    Net income from discontinued business component                     -                .03                 -                 .11
                                                             -------------   ----------------   ---------------    ----------------
         Net (loss) income                                   $      (.07)    $         (.01)    $        (.24)     $           .03
                                                             =============   ================   ===============    ================

Weighted average number of common shares outstanding -
basic                                                           2,203,310          2,201,356         2,202,015           2,201,356
                                                             =============   ================   ===============    ================

Weighted average number of common shares outstanding -
diluted                                                         2,203,310          3,051,120         2,202,015           3,051,120
                                                             =============   ================   ===============    ================

      The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                                          2005              2004
                                                                      -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
   Net (loss) income                                                   $   (525,454)   $     108,332
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation, depletion and amortization                             302,790          222,075
       Impairment of note receivable                                         86,555                -
       Loss on sale of investments                                                -              520
       Minority interest                                                     78,492           90,323
   Changes in operating assets and liabilities:
     Accounts receivable                                                 (1,561,741)           2,974
     Other assets                                                                 -          (14,630)
     Deferred costs                                                         (27,730)               -
     Accounts payable                                                       974,761           26,631
     Accrued and other liabilities                                          (78,402)          70,403
     Deferred revenue                                                        66,237           14,952
     Discontinued operations (note K)                                             -          203,171
                                                                      -------------    -------------

       Net cash (used in) provided by operating activities                 (684,492)         724,751
                                                                      -------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment                                     (475,979)        (484,396)
   Deposits                                                              (1,124,533)               -
   Sales and maturity of investments                                              -           50,000
   Purchase of royalty interests                                                  -         (162,854)
   Acquisition of limited partnership interest (note B)                           -         (208,346)
   Repayments of notes receivable                                            13,000            5,556
   Purchases of discontinued property and equipment                               -             (906)
                                                                      -------------    -------------

       Net cash used in investing activities                             (1,587,512)        (800,946)
                                                                      -------------    -------------

Cash flows from financing activities:
   Repayments of notes payable                                           (1,573,898)        (156,831)
   Net proceeds from issuance of common and  preferred stock              2,024,455                -
   Minority interest distributions                                                -         (129,905)
                                                                      -------------    -------------

       Net cash provided by (used in) financing activities                  450,557         (286,736)
                                                                      -------------    -------------


         Net decrease in cash and cash equivalents                       (1,821,447)        (362,931)

Cash and cash equivalents at beginning of period                          4,147,900        2,741,527
                                                                      -------------    -------------

Cash and cash equivalents at end of period                            $   2,326,453    $   2,378,596
                                                                      =============    =============


Non - cash investing and financing activities:
   In January 2004, the Company acquired additional
   interest with a note payable to the sellers (see note B)           $           -    $     250,778
                                                                      =============    =============

      The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)

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

         The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties, retail electricity operations and stabilized cash flowing businesses or assets. As of September 30, 2005, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen entered the retail electricity market in the state of Texas. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner and the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner.


2.       Restatement of Previously Issued Financial Statements

         During the third quarter of 2005, the Company received a letter from the Securities and Exchange Commission, dated August 31, 2005, concerning the Company's previous reporting of the December 31, 2004 distribution and sale of the Company's Lubbock, Texas real estate property. As a result, the Company has restated its consolidated financial statements for the three months and nine months ended September 30, 2004, to reflect reclassification of the operations of the Lubbock, Texas real estate property as a discontinued business component, see Note K.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)


         The effects of the restatement on the Consolidated Statement of Operations for the three months and nine months ended September 30, 2004 are as follows:

         Three months ended September 30, 2004                        As previously
                                                                        reported            As restated
                                                                      -------------        -------------
                  Revenue                                             $ 1,107,570          $     627,426
                  Operating expenses                                      919,986                593,691
                                                                      -----------          -------------
                  Income from operations                                  187,584                 33,735
                  Other income (expense)                                 (127,890)              (127,890)
                  Minority interest                                       (73,062)               (28,404)
                                                                      -----------          -------------
                  Net loss from continuing operations                     (13,368)              (122,559)
                  Net income from discontinued business component               -                109,191
                                                                      -----------          -------------
                  Net (loss)                                          $   (13,368)         $     (13,368)
                                                                      ===========          =============


         Nine months ended September 30, 2004                         As previously
                                                                        reported            As restated
                                                                      -------------        -------------

                  Revenue                                             $ 3,255,452          $   1,807,135
                  Operating expenses                                    2,544,871              1,586,028
                                                                      -----------          -------------
                  Income from operations                                  710,581                221,107
                  Other income (expense)                                 (369,952)              (369,951)
                  Minority interest                                      (232,297)               (90,323)
                                                                      -----------          -------------
                  Net income (loss) from continuing operations            108,322               (239,167)
                  Net income from discontinued business component               -                347,499
                                                                      -----------          -------------
                  Net income                                          $   108,322          $     108,322
                                                                      ===========          =============

3.       Basis of Presentation


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

4.       Cash Equivalents

         The Company considers cash on hand, cash on deposit in banks, money market mutual funds and highly liquid debt instruments purchased with a maturity of three months or less to be a cash equivalent.

5.       Investments

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)

         The Company's marketable securities are classified as available-for-sale as of the balance sheet date, and are reported at fair value with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale investments are reported in other income or expense as incurred.

6.       Fair Value of Financial Instruments

         The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $6,873,031 as of September 30, 2005. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2005.

7.       Accounts Receivable

         Management regularly reviews tenant and electricity accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility. These reserves are established on a individual basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

         Unbilled revenue is accrued based on the estimated amount of unbilled power delivered to customers using the average customer billing rates. Unbilled revenue also includes accruals for estimated Transmission and Distribution Service Provider ("TDSP") charges and monthly service charges applicable to the estimated usage for the period.

         At September 30, 2005, accounts receivable consisted of the following:

                  Tenant receivables                     $        239,180
                  Billed electricity receivables                  646,058
                  Unbilled electricity receivables                665,015
                  Other receivables                                93,155
                  Allowance for doubtful accounts                  (8,932)
                                                            -------------
                  Accounts receivable, net               $      1,634,476
                                                            =============

8.       Depreciation, Amortization and Depletion

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)

9.       Impairment of Long-Lived Assets

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

10.      Deferred Costs

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


12.      Minority Interest

         Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at September 30, 2005 and 2004.

13.      Contingently Convertible Securities

         The Company has outstanding Series A Preferred Stock ("Series A"), Series B Preferred Stock ("Series B") and Series C Preferred Stock ("Series C") whose terms enable the holder, under certain conditions, to convert such securities into 1,349,764 shares of the Company's Common Stock as shown in the following table.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)

                          Number of      Purchase    Conversion    Number of
              Series      of Shares        Price        Rate     Common Shares
              ------      ---------   -------------  ---------   -------------
                 A          80,000    $   2,000,000  $  3.2444       616,447
                 B          50,000          500,000     3.2444       154,111
                 B          10,000          100,000      3.424        29,206
                 B          20,000          200,000      4.000        50,000
                 C         125,000        2,000,000      4.000       500,000

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

14.      Revenue and Cost Recognition

         Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As of September 30, 2005, there were no deferred tenant receivables.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)

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

15.      Earnings Per Share

         There were no preferred stock dividends for the periods ended September 30, 2005 or 2004. The effects of Series A, Series B and Series C Convertible Preferred Stock is not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)

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

         In December 2004, the FASB issued Statement No. 123 (revised), Accounting for Stock-Based Compensation. This Statement eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25's intrinsic value method of accounting. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those instruments. An entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of those instruments, except in certain circumstances. The provisions of this Statement become effective as of the beginning of the first annual reporting period that begins after December 15, 2005.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)

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

NOTE B - BUSINESS COMBINATIONS

         In January 2004, the Company purchased an additional 6.485% limited partnership interest in TCTB by issuing debt of $250,778 (see note M) and a cash payment of $208,346. The allocation of the purchase price resulted in the Company recording an increase in property, plant and equipment of $269,843 and reducing the minority interest investment by $189,281.

NOTE C - ISSUANCE OF SERIES C PREFERRED STOCK AND COMMON STOCK

         On February 3, 2005, the Company finalized an agreement involving a private placement under Regulation D for the new Series C Preferred Stock and common stock purchase warrants (the "Warrants") to accredited investors (the "Purchase Agreement"). The Company closed the sale and issuance of 125,000 Series C Preferred Stock and 250,000 Warrants pursuant to the Purchase Agreement, as amended by the Second Amendment (the "Amended Purchase Agreement"), on March 1, 2005. The purchase price consisted of a total of $2 million in cash and limited guaranties from the investors in favor of Western National Bank covering the credit facility described in Note M. No underwriting discounts or commissions were paid in connection with this issuance. Certain facts related to the exemption from registration of the issuance of the securities under securities law are set forth in the Amended Purchase Agreement as representations of the investors, including without limitation their investment intent, their status as accredited investors, the information provided to them, the restricted nature of the securities, and similar matters.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)

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

         On July 29, 2005, the Company issued 4,859 shares of common stock for $24,455 upon the exercise of certain stock options covering 341 and 4,518 shares with a strike price of $3.88 and $5.12, respectively.

NOTE D - CONCENTRATIONS OF CREDIT RISK

         The Company maintains cash balances at three financial institutions, which at times may exceed federally insured limits. At September 30, 2005, the Company had approximately $1,756,158 of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

         The Company's revenues are derived principally from uncollateralized rents from tenants and retail power customers. The concentration of credit risk in two industries affects its overall exposure to credit risk because tenants/customers may be similarly affected by changes in economic and other conditions.

NOTE E - ROYALTY INTERESTS

         In 2004, the Company, through its wholly-owned subsidiary Amen Minerals, LP, completed the acquisition of two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company used estimates to accrue royalty income for the quarters ended September 30, 2005 and 2004. For the three months and nine months ended September 30, 2005, royalty income was $15,644 and $47,925, respectively.

NOTE F - CASH, CASH EQUIVALENTS AND INVESTMENTS

         At September 30, 2005, the Company's cash and cash equivalents consisted of cash in banks of approximately $2,326,453.

         Securities available-for-sale in the accompanying consolidated balance sheet at September 30, 2005 total $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of September 30, 2005 are as follows:

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)

                                                                       Gross
                                         Market          Cost        Unrealized
                                          Value          Basis         Losses
                                     -------------   ------------   ------------
         As of September 30, 2005:
                  Other securities   $      62,350   $     62,350   $          -
                                     =============   ============   ============



NOTE G - RESTRICTED CERTIFICATE OF DEPOSIT

         The Company holds a $2,100,000 certificate of deposit with a financial institution which bears interest of 1.98% and matures on December 28, 2005. The certificate of deposit collateralizes the term note with a financial institution (see note M) and is restricted. The certificate of deposit is recorded at cost, which approximates market value. The certificate is non-negotiable and non-transferable, and may incur substantial penalties for withdrawal prior to maturity.

NOTE H - NOTE RECEIVABLE

         On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with a direct mail advertising service. The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross profit from operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. As of September 30, 2005, the note receivable was valued at $150,000, net of an impairment allowance of $86,555. Because the current maturities are not reasonably estimable at September 30, 2005, the entire principal balance is reported as a non-current asset.

NOTE I - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at September 30, 2005:


                  Buildings                               $      8,467,366
                  Furniture, fixtures and equipment                141,999
                  Tenant improvements                              568,099
                  Land                                             158,997
                                                             -------------
                                                                 9,336,461
                  Less:  accumulated depreciation               (1,149,916)
                                                             -------------

                                                          $      8,186,545

                  Depreciation expense for nine months ended September 30, 2005 and 2004, was $276,032 and $197,365, respectively.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)

NOTE J - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at September 30, 2005:


                  Accrued property taxes                     $     139,008
                  Accrued TDSP charges                             141,866
                  Other accrued liabilities                        195,166
                                                             -------------
                                                             $     476,040
                                                             =============
NOTE K - DISCONTINUED BUSINESS COMPONENT

         On January 4, 2004, the Company announced that, effective December 31, 2004, the TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB Partners. Accordingly, as discussed in note A2, the operations of the Lubbock, Texas office building have been restated to reflect the Lubbock, Texas building as a discontinued business component.

         In accordance with an Agreement to Distribute Assets, effective December 31, 2004, the Lubbock office building (the `Property") was distributed to the TCTB partners according to their partnership sharing ratios. The Property and two other Midland, Texas office properties owned by TCTB were subject to a lien securing TCTB's note payable to Wells Fargo Bank Texas, N.A., (see note M). The Bank agreed to release its lien on the Property in exchange for a $2,100,000 restricted certificate of deposit, (see note G), pledged by TCTB to the Bank as additional collateral. Immediately following the Property distribution, the Company and the selling minority interest partners agreed to sell their undivided interest in the Property in accordance with a Purchase Agreement, to 1500 Broadway Partners, Ltd., a limited partnership, in which certain TCTB limited partners are partners and are tenants in one of TCTB's Midland office buildings.

NOTE L - OPERATING SEGMENTS

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

         Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the three and nine months ended September 30, 2005 and 2004, respectively.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)




Three months ended September 30, 2005:
--------------------------------------
                                              Continuing        Discontinued                       Inter-Company
                                             Real Estate        Real Estate        Other and        Transaction       Consolidated
                              REP             Operations         Component         Corporate       Eliminations          Total
                        ----------------   ---------------    ---------------    -------------     --------------    --------------

Revenues from external
    customers           $      2,545,563    $       894,749    $             -   $           -     $            -    $    3,440,312
                        ================    ===============    ===============   =============     ==============    ==============

Revenues from other
    operating segments  $        299,519    $         4,987    $             -   $           -     $     (304,506)  $             -
                        ================    ===============    ===============   =============     ==============    ==============

Depreciation,
    amortization and
    depletion           $          3,160    $        76,168    $             -   $      26,956     $            -    $      106,284
                        ================    ===============    ===============   =============     ==============    ==============


Interest expense        $         23,862    $       130,692    $             -   $           -     $      (23,806)   $      130,748
                        ================    ===============    ===============   =============     ==============    ==============

Segment net income
    (loss)              $        (71,240)   $       146,233    $             -   $    (201,708)    $      (23,751)   $     (150,466)
                        ================    ===============    ===============   =============     ==============    ==============

Segment assets          $      2,975,936    $     7,614,249    $             -   $   5,816,485     $     (469,215)   $   15,937,455
                        ================    ===============    ===============   =============     ==============    ==============
Expenditures for
    segment assets      $         17,167    $        33,139    $             -   $       1,325     $            -    $       51,631
                        ================    ===============    ===============   =============     ==============    ==============


Three months ended September 30, 2004:
--------------------------------------

                                               Continuing        Discontinued                       Inter-Company
                                               Real Estate        Real Estate      Other and         Transaction     Consolidated
                               REP             Operations         Component        Corporate        Eliminations         Total
                        ----------------    ---------------    ---------------   -------------     --------------    --------------

Revenues from external
    customers           $              -    $       627,426    $       480,144   $           -     $            -    $    1,107,570
                        ================    ===============    ===============   =============     ==============    ==============

Revenues from other
    operating segments  $              -    $             -    $             -   $           -     $            -    $            -
                        ================    ===============    ===============   =============     ==============    ==============

Depreciation,
    amortization and
    depletion           $              -    $        49,117    $        36,058   $      27,533     $            -    $      112,708
                        ================    ===============    ===============   =============     ==============    ==============

Interest expense        $              -    $       114,322    $             -   $      32,196     $            -    $      146,518
                        ================    ===============    ===============   =============     ==============    ==============

Segment net income
    (loss)              $        (80,578)   $       145,806    $       109,191   $    (187,787)    $            -    $      (13,368)
                        ================    ===============    ===============   =============     ==============    ==============

Segment assets          $         84,344    $     6,274,523    $     4,218,587   $   4,514,027            148,492    $   15,239,973
                        ================    ===============    ===============   =============     ==============    ==============

Expenditures for segment
    assets              $              -    $       454,802    $             -   $           -     $            -    $      454,802
                        ================    ===============    ===============   =============     ==============    ==============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)


Nine months ended September 30, 2005:
-------------------------------------

                                               Continuing        Discontinued                      Inter-Company
                                               Real Estate        Real Estate      Other and        Transaction       Consolidated
                              REP              Operations         Component        Corporate        Eliminations          Total
                        ----------------    ---------------    ---------------   -------------     --------------    --------------
Revenues from external
    customers           $      3,981,948    $     2,237,068    $             -   $           -     $            -    $    6,219,016
                        ================    ===============    ===============   =============     ==============    ==============

Revenues from other
    operating segments  $        572,345    $        18,287    $             -   $           -     $     (590,632)   $            -
                        ================    ===============    ===============   =============     ==============    ==============

Depreciation,
    amortization and
    depletion           $          6,640    $       214,930    $             -   $      81,400     $            -    $      302,790
                        ================    ===============    ===============   =============     ==============    ==============

Interest expense        $         46,757    $       353,263    $             -   $      91,184     $      (97,961)   $      393,243
                        ================    ===============    ===============   =============     ==============    ==============

Segment net income
    (loss)              $       (335,867)   $       273,948    $             -   $    (416,941)    $      (46,594)   $     (525,454)
                        ================    ===============    ===============   =============     ==============    ==============

Segment assets          $      2,975,936    $     7,614,249    $             -   $   5,816,485     $     (469,215)   $   15,937,455
                        ================    ===============    ===============   =============     ==============    ==============

Expenditures for
    segment assets      $         32,662    $       436,510    $             -   $       6,807     $            -           475,979
                        ================    ===============    ===============   =============     ==============    ==============


Nine months ended September 30, 2004:
-------------------------------------

                                               Continuing        Discontinued                      Inter-Company
                                               Real Estate        Real Estate       Other and        Transaction      Consolidated
                              REP              Operations         Component         Corporate       Eliminations          Total
                        ----------------    ---------------    ---------------   -------------     --------------    --------------
Revenues from external
    customers           $              -    $     1,807,135    $     1,448,317   $           -     $            -    $    3,255,452
                        ================    ===============    ===============   =============     ==============    ==============

Revenues from other
    operating segments  $              -    $             -    $             -   $           -     $            -    $            -
                        ================    ===============    ===============   =============     ==============    ==============

Depreciation,
    amortization and
    depletion           $              -    $       139,184    $       108,134   $      82,891     $            -    $      330,209
                        ================    ===============    ===============   =============     ==============    ==============

Interest expense        $              -    $       344,300    $             -   $      80,810     $            -    $      427,110
                        ================    ===============    ===============   =============     ==============    ==============

Segment net income
    (loss)              $        (80,578)   $       463,256    $       347,498   $    (621,844)    $            -    $      108,332
                        ================    ===============    ===============   =============     ==============    ==============

Segment assets          $         84,344    $     6,274,523    $     4,218,587   $   4,514,027     $      148,492    $   15,239,973
                        ================    ===============    ===============   =============     ==============    ==============

Expenditures for
    segment assets
                        $              -    $       481,483    $           906   $       2,913     $            -    $      485,302
                        ================    ===============    ===============   =============     ==============    ==============

NOTE M - LONG-TERM OBLIGATIONS

         On June 5, 2002, TCTB entered into a loan agreement (the "TCTB Note") with Wells Fargo Bank Texas, N.A. ("Wells Fargo") for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB is making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000. Effective December 31, 2004, TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB minority owners. The Lubbock building was subject to a lien securing TCTB's note payable to Wells Fargo. In connection with the sale, Wells Fargo agreed to release its lien on the Lubbock building in exchange for a $2,100,000 restricted certificate of deposit (see note G) pledged by TCTB as additional collateral.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)


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

         Delaware entered into a promissory note (the "Hexagon Note") in January 2004 in the amount of $250,778 to purchase an additional 6.485% ownership interest in TCTB (note B). The note is due in quarterly installments of principal and interest beginning on March 1, 2004, with a final maturity of January 1, 2010. The term note bears interest at a fixed rate per annum of 5%.

         On February 28, 2005 the Company entered into a loan agreement (the "WNB Note") with Western National Bank, Midland, Texas. The Note is a certain Revolving Line of Credit in an amount of $5,000,000. Under the Note, the Bank may, but is not obligated to advance more than $2,500,000. Borrowings under the Note are subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The Note bears a variable interest rate equal to the Prime Rate, defined as the prime rate in the money rate table of The Wall Street Journal, a Dow Jones publication, as of each business day (6.75% at September 30, 2005). Interest is computed on the unpaid principal balance of the Note and is due and payable as it accrues monthly, commencing March 31, 2005, and thereafter on the last day of each and every succeeding month until maturity, March 31, 2008, when the entire amount of the Note, principal and accrued, unpaid interest, shall be due and payable. The Note is secured by a security agreement to all of the accounts receivable of W Power. In addition, the Note is guaranteed by certain accredited investors which guarantees are partially secured by letters of credit. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. The proceeds from the Note are intended to be used to fund potential capital requirements in order to facilitate the growth of the Company's retail electric provider subsidiary, W Power, and for general corporate purposes.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)


          Long-term debt consisted of the following as of September 30, 2005:

                                Long-term          Current
                                 Portion           Portion             Total
                              --------------     ------------    --------------
             TCTB Note        $    5,743,019     $    214,441    $    5,957,460
             Delaware Notes        1,394,543                -         1,394,543
             Hexagon Note            145,064           40,123           185,187
             WNB Note                      -                -                 -
                              --------------     ------------    --------------

                  Total       $    7,282,626     $    254,564    $    7,537,190
                              ==============     ============    ==============


         Maturities of long-term debt at September 30, 2005 are as follows:

               2005                              $    254,564
               2006                                   272,867
               2007                                   291,367
               2008                                 5,311,793
               2009                                 1,406,599
                                                 ------------

                   Total                            7,537,190
                   Less current portion               254,564
                                                 ------------

                   Long-term portion             $  7,282,626
                                                 ============


NOTE N - RELATED PARTY TRANSACTIONS

         At September 30, 2005 and 2004, related parties leased from TCTB, office space of approximately 32,000 and 29,000 square feet, respectively. TCTB received rental income from these related parties of approximately $77,388 and $65,834 during the three months then ended, respectively, and $233,386 and $198,451 during the nine months then ended, respectively.

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

         During 2004, the Company, through its subsidiary Minerals, purchased a percentage of two certain royalty interests with certain individuals and related parties acquiring the remaining percentages. Effective April 1, 2004, the Company purchased a 25% interest in a Texas oil and gas royalty for a purchase price of $102,519 along with the Chief Operating Officer directly acquiring a 10.625% interest and the Chief Executive Officer indirectly acquiring 22.5% interest. Effective April 2, 2004, the Company purchased a 20% interest in an Oklahoma oil and gas royalty for a purchase price of $60,335 along with the Chief Operating Officer directly acquiring a 8.5% interest and the Chief Executive Officer acquiring an indirect 20% interest (see note E).

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2005
                                   (Unaudited)


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

                             Number of             Common Stock
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

NOTE O - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

         The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Power Purchase Contracts

         Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements are estimated as follows as of September 30, 2005:

                  2005                                $      1,738,604
                  2006                                         965,474
                  2007                                         684,604
                  2008                                         148,960
                  2009                                               -
                                                      ----------------

                        Total                         $      3,537,642
                                                      ================

ITEM 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements for the three and nine month periods ended September 30, 2005 and 2004, and related footnotes presented in Item 1 and the Company's December 31, 2004 Form 10-KSB/A, as amended.

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

Allowance for Doubtful Accounts

Management regularly reviews tenant and electricity accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility. These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

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

Results of Operations

Overview

For the nine months ended September 30, 2005, the Company has generated a net loss of $525,454 or a net loss of $.24 per share as compared to net income of $108,332, or net income of $.04 per share for the same period ended September 30, 2004, for a net decrease of $633,876. This decrease is mainly due to start-up and other costs associated with the Company's newly created, wholly owned subsidiary W Power and the sale of the Company's undivided interest in a commercial real estate property in Lubbock, Texas on December 31, 2004. For the nine months ended September 30, 2005, the operations of W Power incurred a net operating loss of approximately $336,000. This loss is mainly due to W Power's general and administrative costs, a decrease in W Power's gross profit margin due to an increase of balancing costs that are based on the aggregate customer load and are determined by ERCOT through a multiple step settlement process, and an increase in wholesale electricity due to the rising costs of energy. Balancing costs/revenues are related to the differential between the supply provided by the company through its bilateral wholesale supply and the supply required to serve the Company's customer load. The sale of the Company's undivided interest in a commercial real estate property in Lubbock, Texas on December 31, 2004, reduced the Company's income from its limited partnership interest in TCTB for the nine months ended September 30, 2005 as compared to September 30, 2004 by approximately $347,000. During the nine months ended September 30, 2005, the Company showed an increase of approximately $33,000 in interest income over the same period ended September 30, 2004. The increase in interest income is mainly related to the restricted certificate of deposit in the amount of $2,100,000 that TCTB has deposited with Wells Fargo Bank N.A. This certificate of deposit is pledged by TCTB to the Bank as additional collateral for the Bank's agreement to release its lien on the commercial real estate building in Lubbock, Texas in order for TCTB to distribute and sell the Lubbock building on December 31, 2004.

Restatement of Previously Issued Financial Statement Information

During the third quarter of 2005, the Company received a letter from the Securities and Exchange Commission, dated August 31, 2005, concerning the Company's previous reporting of the December 31, 2004 distribution and sale of the Company's Lubbock, Texas real estate property. As a result, the Company has restated its Consolidated Financial Statements for the three months and nine months ended September 30, 2004, to reflect reclassification of the operations of the Lubbock, Texas real estate property as a discontinued business component, see Notes A2 and K to the Consolidated Financial Statements included herein. The restatement did not change the Company's previously reported 2004 net income
(loss). The following analysis reflects the restated 2004 operating results.


Revenues

For the three months ended September 30, 2005

For the three months ended September 30, 2005 the Company experienced an increase in rental revenue of approximately $267,000 as compared to the same period ending September 30, 2004. The increase is mainly due to an increase in billings to the tenants of the Midland, Texas commercial real estate buildings for the pass through of operational expense increases as provided for in the tenant lease agreements. For the three months ended September 30, 2004, the Company accrued rental revenue for operational expense increases for the nine months ended September, 30, 2005. Due to W Power not being in operations during the three months ended September 30, 2004, comparative information for retail electricity revenue is not available. For the three months ended September 30, 2005, as compared the three months ended June 30, 2005, retail electricity revenue increased approximately $1,420,000. This increase is mainly due to W Power acquiring approximately 1,000 new billable meters during the middle of May 2005, and has now completed a full quarter of billings for electricity revenue.

For the nine months ended September 30, 2005

For the nine months ended September 30, 2005, the Company experienced an increase in rental revenue of approximately $430,000 as compared to the same period ending September 30, 2004. The increase is mainly due to the Company's purchase, on July 30, 2004, of a twelve floor multi-tenant office building in downtown Midland, Texas through its 71.348013% limited partnership interest in TCTB. Additionally during the three months ended September 30, 2005, the Company, through its 71.348013% limited partnership interest in TCTB, has begun to pass through operational expense increases as provided for in the tenant lease agreements. For the three months ended September 30, 2004, the Company accrued rental revenue for operational expense increases for the nine months ended September, 30, 2005. Due to W Power not being in operations during the nine months ended September 30, 2004, comparative information for retail electricity revenue is not available.

Operating expenses

For the three months ended September 30, 2005

Total operating expenses for the three months ended September 30, 2005 and 2004 were $3,443,386 and $593,691 respectively. The increase of approximately $2,850,000 in operating expense is mainly related to W Power's purchase of wholesale electricity of approximately $2,450,000. The remaining increase of operating expenses is related to the increase in general and administrative costs associated with W Power and an increase in rental property operations associated with the July 30, 2004 acquisition of a twelve floor multi-tenant office building in downtown Midland, Texas.

W Power's cost of goods and services were $2,453,362 or approximately 96.4% of retail sales for the period ending September 30, 2005. During the three months ended September 30, 2005, W Power has been able to minimize the increasing costs of wholesale power provided by whole sale electricity providers by increasing the amount of energy purchased through the ERCOT balancing market. Balancing costs/revenues are related to the difference between the energy provided by the company through its bilateral wholesale contracts and the energy required to serve the Company's aggregate customer load, as determined by ERCOT through a multiple step settlement process. The balancing market is a real-time spot market operated by ERCOT in order to match aggregate customer load to system generation. For the quarter, W Power purchased approximately 14% of its energy volume from the balancing market. Currently, W Power plans to maintain the amount of energy purchased through the balancing market. W Power will require both customer growth and possibly a dynamic bilateral supply agreement in order to decrease the amount of wholesale electricity purchased from the balancing market as a percentage of its total power purchases. Due to W Power not being in operations during the three months ended September 30, 2004, comparative information is not available.


Rental property operations and depreciation expense increased approximately $115,000 and $30,000, respectively, for the three months ending September 30, 2005 as compared to September 30, 2004. The increase for property operations is attributable to the newly acquired twelve floor multi-tenant office building in downtown Midland, Texas coupled with an increase in utility expense due to the rising costs of energy. The increase in depreciation expense is also attributable to the July 30, 2004 acquisition of a twelve floor multi-tenant office building in downtown Midland, Texas and by additional depreciation associated with buildout cost incurred by TCTB during the first quarter of 2005.

For the three months ended September 30, 2005 as compared to the same period ending September 30, 2004, general and administrative costs increased approximately $252,000. This increase is mainly due to W Power beginning operations in January 2005. Additionally, during the three months ending September 30, 2005 the Company recorded an impairment allowance of approximately $88,000 of a noncurrent note receivable.

For the nine months ended September 30, 2005

Total operating expense for the nine months ended September 30, 2005 as compared to same period ended September 30, 2004 increased approximately $4,765,000. This increase is mainly related to W Power's purchase of wholesale electricity of approximately $3,875,000. The remaining increase of approximately $890,000 in operating expenses is related to the increase in general and administrative costs associated with W Power and an increase in rental property operations associated with the July 30, 2004 twelve floor multi-tenant office building in downtown Midland, Texas.

W Power's cost of goods and services were $3,876,737 or approximately 97.4% of retail electricity sales for the nine months ended September 30, 2005. W Power's gross profit was approximately $105,000 or approximately 2.6% of retail electricity sales for the nine months ending September 30, 2005. Due to W Power not being in operations during the nine months ended September 30, 2004, comparative information is not available. Due to W Power's ability to minimize the increasing costs of wholesale power provided by whole sale electricity providers by increasing the amount of energy purchased through the ERCOT balancing market, W Power has been able to generate a gross profit of approximately 2.6% during the nine months ended September 30, 2005.

Rental property operations and depreciation expense increased approximately $340,000 and $81,000 respectively, for the nine months ended September 30, 2005, as compared to nine months ended September 30, 2004. The increase for property operations is attributable to the July 20, 2004 acquisition of a twelve floor multi-tenant office building in downtown Midland, Texas coupled with an increase in utility expense due to the rising costs of energy. The increase in depreciation expense is also attributable to the July 30, 2004 building acquisition in downtown Midland, Texas and by additional depreciation associated with build-out cost incurred by TCTB during the first quarter of 2005

For the nine months ended September 30, 2005 as compared to the same period ending September 30, 2004, general and administrative costs increased approximately 469,000. This increase is mainly due to W Power beginning operations in January 2005. Additionally, the Company wrote off approximately $88,000 of a note receivable during the three months ending September 30, 2005. The Company received a note receivable in the amount of $275,000 on December 13, 2002, for substantially all of the assets associated with a direct mail advertising service.

Other (expense) income

For the three months ended September 30, 2005

For the three months ended September 30, 2005, the Company experienced an increase of approximately $11,000 in interest income as compared to the three months ended September 30, 2004. This increase in mainly due to the interest income the Company received on the $2,100,000 certificated of deposit with the Wells Fargo, Bank N.A. This certificate of deposit is pledged by TCTB to the Bank as additional collateral for the Bank's agreement to release its lien on the commercial real estate building in Lubbock, Texas in order for TCTB to distribute and sell the Lubbock building on December 31, 2004.

For the nine months ended September 30, 2005

For the nine months ended September 30, 2005, as compared to the same period ended September 30, 2004, the Company experienced an increase of approximately $33,000 in interest income. This increase is mainly due to the interest income the Company received on the $2,100,000 certificate of deposit with Wells Fargo Bank N.A.

For the nine months ended September 30, 2005 and 2004, the Company experienced a net decrease in other income of approximately $11,300. The decrease in mainly associated with the Company expensing all legal expenses related to the issuance of the Company's Series C Preferred Stock during the first quarter of 2005 which is partially offset with the Company's Board foregoing the 2004 restricted stock compensation accrued on December 31, 2004, in the amount of approximately $33,000. The Board intends to begin using the issuance of stock options as compensation for the Board of Directors

Minority interest

For the three months ended September 30, 2005

Minority interest expense for the three months ended September 30, 2005 and 2004, was $41,899 and $28,404, respectively, and reflects the minority interest owner's share of the net income of TCTB. The increase in minority interest is related to an increase income at TCTB for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. This increase in income at TCTB is mainly related to an increase in billings to the tenants of the Midland, Texas commercial real estate buildings for the pass through of operational expense increases as provided for in the tenant lease agreements. For the three months ended September 30, 2004, the Company accrued rental revenue for operational expense increases for the nine months ended September, 30, 2005 For the nine months ended September 30, 2005

For the nine months ended September 30, 2005 and 2004, minority interest expense decreased approximately $12,000. This decrease in minority interest expense is mainly due to a decrease in income for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, for TCTB.


Liquidity and capital resources

Though we have not abandoned the 2002 business model, our focus is to support W Power for the immediate future. Our immediate objectives are to actively monitor TCTB, assess opportunities as they present themselves, and support W Power in building a strong customer base.

W Power continues to focus on its credit needs for the next 12 to 24 months, and effective methods to minimize its exposure to the ERCOT balancing energy spot market. As with any exponential growth business model, W Power is also attempting to manage its growth prudently, and not outpace its credit capacity nor ability to provide high quality service to its customers.. We continue incremental development of our computing systems and business processes to minimize the time and effort associated with performing certain core retail electric provider business activities such as pricing, contracting, scheduling, and billing. With efficiency in these processes, strong internal controls and procedures, and sufficient credit, W Power will accelerate its acquisition of customers through aggressive marketing and sales efforts later this year. We think maintaining sufficient credit availability and managing gross profit margins in a hyper-growth business model during the current period of historically high wholesale energy prices and price volatility are the biggest risks facing W Power. W Power hopes to achieve break even by the fourth quarter of this year. We are confident W Power can attain its market share benchmarks, adjusted for the sharp increase in wholesale energy costs which require a proportionately larger amount of available credit sources.

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

During the nine months ended September 30, 2005 and 2004 net cash (used in) provided by operating activities was $(684,492) and $724,751, respectively. The net decrease of approximately $1,409,000 used in operating activities is related to several items. During the nine months ended September 30, 2005 the Company paid the balance, approximately $286,800, of accrued interest on the nine promissory notes, certain of which are related parties, entered into by Delaware in October 2002 to purchase the original 64.9% ownership in TCTB. The remaining decrease in net cash provided by operating activities is due to an increase in accounts receivable of approximately $1,560,000 and the operating expenses associated with W Power. Additionally, the Company experienced a decline in net operating cash provided by the Company's limited partnership interest in TCTB due to the sale of the commercial real estate building in Lubbock, Texas on December 31, 2004.

Net cash used in investing activities was $1,587,512 and $800,946 for the nine months ended September 30, 2005 and 2004, respectively, for a net change of approximately $787,000. The increase in cash used in investing activities is mainly due to the Company's cash outlays of approximately $1,125,000 for the required collateral deposits with W Power's wholesale electricity providers and ERCOT. During the nine months ended September 2005, the Company used approximately $424,000 on remodeling lease space for new tenants as compared to using approximately 47,000 for tenant improvements during the same period ended September 30, 2004, and purchasing a twelve floor multi-tenant office building in downtown Midland, Texas through its 71.348013% limited partnership interest in TCTB on July 30, 2004, for approximately $437,000. For the nine months ending September 30, 2004, the Company acquired an additional 6.485533% limited partnership interest from certain limited partners (see note B to the Consolidated Financial Statements for further discussion) and purchased two separate royalty interests (see note E to the Consolidated Financial Statements for further discussion). Additionally, the Company received $13,000 in repayments of notes receivable (see note H to the Financial Statements for further discussion).

Net cash provided by (used in) financing activities was $450,557 and $(286,736) for the nine months ended September 30, 2005 and 2004, respectively, for a net change of approximately $737,000. During the nine months ended September 30, 2005, the Company paid approximately $1,395,000 representing one half of the outstanding principal balance on the nine promissory notes entered into by Delaware in October 2002 to purchase the original 64.9% limited interest in TCTB. Additionally, the Company received $2,000,000 from the issuance of the Company's Series C Preferred Stock on March 1, 2005 and $24,455 on the exercise of 4,859 common stock options on July 29, 2005. During the nine months ended September 30, 2004, minority interest distributions were $129,905 and were related to the minority interest owners in TCTB. For the nine months ended September 30, 2005, minority interest owners in TCTB did not receive a distribution

Currently, the Company has a net operating tax loss ("NOL") carry forward in excess of $29 million. This NOL is related to the Company's operations prior to the Company presenting the 2002 business plan to shareholders. Management believes the present value of this NOL is between $2.5 and $5 million and has been diligent in its efforts to ensure its preservation and utilization.

ITEM 3. Controls and Procedures

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, and have reported to the Audit Committee of the Company's Board of Directors that, as of September 30, 2005, management has identified certain deficiencies in the disclosure controls and procedures. The deficiencies noted were (a) a lack of documented control procedures (b) the lack of segregation of duties and (c) the accounting procedures resulting in the restatement described below. The Company believes such deficiencies were primarily attributable to the transition the Company went through during the end of 2002 and 2003, changes in personnel within the accounting department, the growth and development of the Company's new start up subsidiary W Power, and the Company currently having only one full time employee at the corporate level. Management believes that the deficiencies noted above do not materially interfere with the Company's timely disclosure of information required to be disclosed by the Company in reports filed or submitted under the Exchange Act 1934, as amended, because accounting personnel and a member of management have first-hand knowledge of the daily transactions of the Company and that first-hand knowledge enables such personnel to accumulate and communicate such information to the Company's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding disclosure. Therefore, the Company believes that its disclosure controls and procedures are sufficient to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported with the time period specified in the rules and forms of the SEC, notwithstanding the deficiencies noted above.

There have not been changes in the disclosure controls and procedures during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures over financial reporting.

As described in notes A2 and K to the Company's Consolidated Financial Statements included in this report, the Company has restated its previously issued consolidated financial statements for the three months and nine month periods ended September 30, 2004, to reflect the reclassification of the operations of a discontinued business component related to its real estate operations. Previously, management of the Company did not consider its Lubbock, Texas real estate operations to be clearly distinguishable from the remainder of its real estate operations as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" or as an asset group as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management of the Company believes that such a determination requires substantial judgment based on interpretations of various accounting standards. In response to a letter from the Securities and Exchange Commission, dated August 31, 2005, concerning our reporting of the discontinued Lubbock, Texas operations in our previously issued Form 10-KSB for the year ended December 31, 2004, and Form 10-QSB for the periods ended March 31, 2005 and June 30, 2005, the Company has restated its previously issued financial statements to reclassify the discontinued Lubbock, Texas operations as a discontinued business component. The reclassification had no effect on the Company's previously reported total assets, working capital, stockholders' equity, net income (loss), and net cash flow (used in) provided by operating activities, investing activities or financing activities.

The Company's management and Audit Committee have discussed the restatement issue with Johnson, Miller & Co., its independent registered public accounting firm. After reviewing the restatement issue, the Company's management and Audit Committee believes that, although the restatement may be considered to be a deficiency in the Company's disclosure process, the circumstances leading to the restatement of the discontinued business component are isolated and rare and do not constitute a continuing deficiency in the Company's diclosure controls and procedures. Accordingly, management of the Company does not plan to implement any further changes in its disclosure controls and procedures with respect to the restatement of the discontinued business component.


PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Information related to this Item has been previously included in Current Reports on Form 8-K filed during the period covered by this Report.

ITEM 3.  Defaults Upon Senior Securities

None to report.

ITEM 4. Submission of Matters to a Vote of Security Holders

None to report

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

   99.1     Press release Third  Quarter 2005 Form 10-QSB

                                   SIGNATURES

In accordance with the requirements of Securities Act of 1934, AMEN Properties, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMEN Properties, Inc.



November 14, 2005                   By: /s/ Eric Oliver
                                        ---------------
                                    Eric Oliver
                                    Chairman and Chief Executive Officer



November 14, 2005                   By: /s/ John M. James
                                        -----------------
                                    John M. James
                                    Chief Financial Officer and Secretary

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

   99.1     Press release Third Quarter 2005 Form 10-QSB