Form 10KSB/A
period 2004-12-31
AMEN PROPERTIES INC
filed 2005-12-21
CIK 1037599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

(Mark One)

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2004

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-22847

                              AMEN Properties, Inc.
                    (Exact Name of Registrant in Its Charter)


                   Delaware                              54-1831588
        -------------------------------        ---------------------------------
        (State or Other Jurisdiction of        (IRS Employer Identification No.)
        Incorporation or Organization)


             303 West Wall St., Suite 2300
                   Midland, TX                                   79701
        ----------------------------------------               ----------
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

Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                              ---   ---

                      Documents Incorporated by Reference

Exhibits to certain of the Company's filings are incorporated by reference as Exhibits to this Report as set forth in Part III, Item 13.

Portions of the Company's definitive proxy statement for its 2005 annual shareholders meeting filed before April 29, 2005, are incorporated by reference in Part III.

                                Explanatory Note

This Amendment No. 2 on Form 10-KSB/A (the "Amendment") amends the Annual Report on Form 10-KSB of Amen Properties, Inc. (the "Company") for the year ended December 31, 2004 which was filed on March 31, 2005 (the "Original Report"). This Amendment is being filed to include an amendment and restatement of Part II
Item 6 Management's Discussion and Analysis or Plan of Operation, Item 7 Financial Statements, and Item 8a Controls and Procedures. This amendment is being filed to modify the Company's previously reported financial statements and management's discussion and analysis to show the disposition of the Lubbock
Building as discontinued operations and to clarify management's evaluation of its controls and procedures.

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

Results of Operations

Full Year 2004 Compared to Full Year 2003

For the year ended December 31, 2004, the Company showed a net loss from continuing operations of $497,990, or $.23 loss per share as compared to $104,934, or $.05 loss per share for the same period ended December 31, 2003. The increase in the net loss of $393,056 from 2003 to 2004 is mainly due to the Company tithing ten percent of net income for the first time in the Company's history, of approximately $40,000, which is related to 2003's net income, to two separate National Christian Organizations, Young Life and Campus Crusade for Christ and an accrual for 2004's tithing of approximately $89,000 to be tithed during 2005. The Company's By-Laws state the Company will tithe an amount that will approximate 10% of net income. Additionally during 2004, the Company entered into the retail electricity market in Texas by forming a new wholly owned subsidiary, W Power, to compete in the Texas market. The start-up costs incurred during 2004 associated with the new wholly owned subsidiary were approximately $157,000. The remaining increase in the net loss from continuing operations for 2004 as compared to 2003 is related to an increase in operating expenses.

Rental revenue increased for the period ending December 31, 2004 over the same period ending December 31, 2003 by approximately $49,000. The increase is mainly due to the Company's purchase of a twelve floor multi-tenant office building in downtown Midland through its 71.348013% limited partnership interest in TCTB, and is partially offset with a decrease in parking permits issued to tenants in the surrounding buildings in downtown Midland. During 2004, the Company, through its limited partnership interest in TCTB, purchased a twelve story high rise building with 99,422 rentable square feet on July 30, 2004 in downtown Midland. The rental revenue by the Company received from the newly acquired building for the year ended December 31, 2004 was approximately $89,000. The building is approximately 41% occupied at December 31, 2004.

Total operating expenses for the years ended December 31, 2004 and 2003 were $2,342,083 and $2,004,028, respectively. The increase of $338,055 in operating expense is related to several factors. As mentioned above, the Company tithed approximately $129,000 during 2004. Additionally, the Company's purchase of a twelve story high rise building with 99,422 rentable square feet on July 30, 2004 increased the operating expenses by approximately $88,000. The Company also paid expenses of approximately $157,000 in start-up costs associated with W Power (see note M of the Financial Statements). The remaining difference in the operating costs relate to a decrease in expenses incurred by TCTB to operate the buildings.

Other income (expense) for the years ended Decembers 31, 2004, and 2003 were $(500,205) and ($370,424), respectively for a net change of $129,781. For the year ended December 31, 2004, a decrease in interest rates saved approximately $75,000. The savings is mainly due to a decline in the interest rate on certain notes incurred with the Company's initial purchase of its limited partnership interest in TCTB (see note N to the Financial Statements for further discussion) from 4.9% to 4.15% for the first nine months for the year ended December 31, 2004. The notes are adjusted every October 1 to equal the prime rate plus 15 basis points. Beginning October 1, 2004, the newly adjusted rate was 4.9%. Additionally, during the year ended December 31, 2003, the Company incurred approximately $42,000 in preferred stock dividends. Effective March 31, 2003, the preferred stock dividends were suspended and effectively eliminated by shareholder vote at the 2004 stockholder meeting on May 18, 2004. During the year ended December 31, 2003, the Company owned an investment in a certain royalty investment trust and received approximately $83,000 in royalty income and subsequently realized a gain of approximately $120,000 on the sale of this royalty investment.

Minority interest expense for the year ended December 31, 2004 and 2003 was $117,331 and $142,725, respectively, and reflects the minority interest owners of TCTB. The decrease in minority interest is related to the Company's purchase of an additional 6.485533% interest in TCTB effective January 1, 2004.

Discontinued operations are related to the Company selling its undivided interest in the Lubbock building that was distributed to the TCTB Partners according to the partnership sharing ratios (see note C of the Financial Statements). The sale resulted in the Company realizing a gain of $905,118.

Liquidity and Capital Resources

During the years ended December 31, 2004 and 2003, net cash provided by operating activities was $707,638 and $1,185,321 respectfully. The net decrease of approximately $480,000 provided by operating activities is mainly associated with the sale of the Lubbock building, corporate tithing and the Company funding a new start-up Company. The Company was required to write off approximately $75,000 in escalated leases associated with the sale of the Lubbock building in December of 2004. Additionally, utility expense for the Lubbock building during 2004 increased approximately $79,000 due to rising energy costs. In April 2003, the Company received a one time cash payment of $238,871 from a tenant in the Lubbock building which represented a prepayment of a build out loan between the tenant and TCTB, and was structured and recognized as additional rent. Due to the deferral of the prepayment over the term of the lease the Company included approximately $180,000 of deferred revenue in the distribution of the Lubbock building. In 2004, the Company was able to tithe approximately $40,000 as required by the Company's By-Laws. In 2004, the Company formed its start-up and development subsidiary, W Power, by funding approximately $157,000 in start-up costs. The remaining decrease in operating income is mainly due to an increase in operating expenses associated with the operations of the Midland buildings and the Lubbock building, which was sold on December 31, 2004. The Company's commitment to fund its start-up and development of W Power will continue to require significant amounts of cash.

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

Adverse Market Conditions

The economic performance and value of the Company's properties are subject to all of the risks associated with owning and operating real estate, including

    --  changes in the national, regional and local economic climate

    --  the attractiveness of our properties to tenants

    --  the ability of tenants to pay rent

    --  competition from other available properties

    --  changes in market rental rates

    -- the need to periodically pay for costs to repair, renovate and re-let space

    -- changes in operating costs, including costs for maintenance, insurance and real estate taxes

    -- changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes

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

Our Business Is Subject to Market Risks.

Unlike a traditional regulated electric utility, we are not guaranteed a rate of return on our capital investments. Our results of operations, financial condition and cash flows depend, in large part, upon prevailing market prices for electricity in our markets and the impact of regulatory decisions on prices charged to our retail customers. Market prices may fluctuate substantially over relatively short periods of time, potentially adversely affecting our business. Changes in market prices for electricity may result from the following factors among others:

    --  weather conditions;

    --  seasonality;

    --  demand for energy commodities;

    --  general economic conditions;

    --  forced or unscheduled interruptions in electricity available;

    -- disruption of electricity transmission or transportation, infrastructure or other constraints or inefficiencies;

    --  financial position of market participants;

    --  changes in market liquidity;

    -- natural disasters, wars, embargoes, acts of terrorism and other catastrophic events; and

    --  governmental regulation and legislation.

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements prepared in accordance with Regulation S-B are included in this report commencing on page 22.

ITEM 8a. CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

    Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, and have reported to the Audit Committee of the Company's Board of Directors that, management has identified certain deficiencies in the disclosure controls and procedures. The deficiencies noted were (a) a lack of documented control procedures (b) the lack of segregation of duties and (c) insufficient supervision of the Company's accounting personnel. The Company believes such deficiencies were primarily attributable to the transition the Company went through during the end of 2002 and 2003, changes in personnel within the accounting department and the Company currently having one full time employee at the corporate level. Management believes that the deficiencies noted above do not materially interfere with the Company's timely disclosure of information required to be disclosed by the Company in reports filed or submitted under the Exchange Act 1934, as amended, because accounting personnel and a member of management have first-hand knowledge of the daily transactions of the Company and that first-hand knowledge enables such personnel to accumulate and communicate such information to the Company's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding disclosure. Therefore, the Company believes that its disclosure controls and procedures are sufficient to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported with in the time period specified in the rules and forms of the SEC, notwithstanding the deficiencies noted above.

There have not been any changes in the Company's disclosure controls and procedures during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures over financial reporting.

As described in notes A2 and C to the Company's Consolidated Financial Statements included in this report, the Company restated it's previously issued Consolidated Financial Statements for the year ended December 31, 2004 and 2003, to reflect the reclassification of the operations of a discontinued business component related to its real estate operations. Previously, management of the Company did not consider its Lubbock, Texas real estate operations to be clearly distinguishable from the remainder of its real estate operations as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" or as an asset group as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management of the Company believes that such a determination requires substantial judgment based on interpretations of various accounting standards. In response to a letter from the Securities and Exchange Commission, dated August 31, 2005, concerning our reporting of the discontinued Lubbock, Texas operations in our previously issued Form 10-KSB for the year ended December 31, 2004, the Company has restated its previously issued Consolidated Financial Statements to reclassify the discontinued Lubbock, Texas operations as a discontinued business component. The reclassification had no effect on the Company's previously reported total assets, working capital, stockholders' equity, net income (loss), and net cash flow (used in) provided by operating activities, investing activities or financing activities.

The Company's management and Audit Committee have discussed the restatement issue with Johnson, Miller & Co., its independent registered public accounting firm. After reviewing the restatement issue, the Company's management and Audit Committee believes that, although the restatement may be considered to be a deficiency in the Company's disclosure process, the circumstances leading to the restatement of the discontinued business component are isolated and rare and do not constitute a continuing deficiency in the Company's disclosure controls and procedures. Accordingly, management of the Company does not plan to implement any further changes in its disclosure controls and procedures with respect to the restatement of the discontinued business component.

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

3.1(b)**        Certificate of Amendment thereto of DIDAX INC.

3.2+++          Certificate of Amendment thereto of Crosswalk.com, Inc.

3.3+            Bylaws and amendments thereto of the Company

3.4 ~           Certificate of Designation for Series A Preferred Stock

3.4(a) ~~       Amended Certificate of Designation for Series A Preferred Stock

3.5 ~~          Certification of Designation for Series B Preferred Stock

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

        AMEN Properties, Inc.

December 19, 2005       By: /s/ Eric L. Oliver
        --------------------------------------
        Eric L. Oliver, Chairman of the Board of Directors and Chief Executive
                        Officer

December 19, 2005       By: /s/ John M. James
        -------------------------------------
        John M. James, Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 19, 2005       By: /s/ Jon Morgan
        ----------------------------------
        Director and Chief Operating Officer

December 19, 2005       By: /s/ Bruce Edgington
        ---------------------------------------
        Director

December 19, 2005       By: /s/ Randy G. Nicholson
        ------------------------------------------
        Director

                                TABLE OF CONTENTS

                                                                            Page

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   23

    CONSOLIDATED FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS                                           24

        CONSOLIDATED STATEMENTS OF INCOME                                     25

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       26

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                 27

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            29

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

As discussed in Note A2 to the consolidated financial statements, the accompanying consolidated balance sheets and consolidated statements of income and cash flows have been restated to reclassify the operations of and gain on sale of assets related to a certain discontinued business component.


                                                           JOHNSON, MILLER & CO.


Midland, Texas
March 15, 2005 (November 11, 2005 as to the effects of the restatement described in Note A2)

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                     ASSETS
                                                                                                                 As Restated
                                                                                                2004                2003
                                                                                                ----             -----------
CURRENT ASSETS
  Cash and cash equivalents (notes A4, D and F)                                         $        4,147,900          2,741,527
  Accounts receivable (notes A7 and A15), net of allowance of $91,066                                                       -
     in 2004 and 2003, respectively                                                                 72,735             50,820
  Short-term investments (notes A5 and F)                                                                -             50,225
  Other current assets                                                                              77,399             70,044
  Assets related to discontinued business component (note A2)                                            -              9,502
                                                                                                ----------         ----------
       Total current assets                                                                      4,298,034          2,922,118

RESTRICTED CERTIFICATE OF DEPOSIT (note G)                                                       2,100,000                  -

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $873,883 and $607,718 in 2004 and 2003,
  respectively (notes  A8,  A9, and I)                                                           7,986,598          7,457,387

ROYALTY INTERESTS, at cost net of accumulated depletion
  of $12,484 (notes A8 and E)                                                                      150,370                  -

LONG-TERM INVESTMENTS (notes A5 and F)                                                              62,350             62,350

OTHER ASSETS
  Note receivable (note H)                                                                         249,555            250,763
  Deferred costs (note A10)                                                                         52,357             74,022
  Deposits and other assets                                                                         72,000              4,348
  Non-current assets related to discontinued business component (note A2)                                -          4,285,903
                                                                                                ----------         ----------
       Total other assets                                                                          373,912          4,615,036
                                                                                                ----------         ----------
                 TOTAL ASSETS                                                           $       14,971,264         15,056,891
                                                                                                ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                      $          115,104             97,056
  Accrued liabilities (note J)                                                                     319,498            148,441
  Deferred revenue (note K)                                                                         70,127                 38
  Accrued interest payable                                                                         286,802            175,702
  Current portion of long-term obligations (note N)                                              1,634,935            186,156
  Current liabilities related to discontinued business component (note A2)                               -            198,983
                                                                                                ----------         ----------
       Total current liabilities                                                                 2,426,466            806,376

LONG-TERM OBLIGATIONS, less current portion (note N)                                             7,476,154          8,898,364

NON-CURRENT LIABILITIES RELATED
  TO DISCONTINUED BUSINESS COMPONENT (note A2)                                                           -          1,449,528

MINORITY INTEREST (notes A2, A3, A13)                                                            252,655             (111,816)

COMMITMENTS AND CONTINGENCIES (notes A19, L and P)                                                       -                  -

STOCKHOLDERS' EQUITY (notes S and T)
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into
     a total of 616,447 shares of common stock at the option of the holders (note A14)                  80                 80
     80,000 Series "B" shares issued and outstanding, convertible into
     a total of 233,317 shares of common stock at the option of the holders (note A14)                  80                 80
  Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                                        22,014             22,014
  Common stock warrants                                                                            127,660            127,660
  Additional paid-in capital                                                                    42,481,507         42,481,507
  Accumulated deficit                                                                          (37,815,352)       (38,616,607)
  Accumulated other comprehensive income (loss)                                                          -               (295)
                                                                                                ----------         ----------
       Total stockholders' equity                                                                4,815,989          4,014,439
                                                                                                ----------         ----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $       14,971,264         15,056,891
                                                                                                ==========         ==========

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years Ended December 31,

                                                                                              As Restated        As Restated
                                                                                                   2004               2003
                                                                                              ------------       ------------
Rental revenue                                                                          $        2,461,629          2,412,243

Operating expenses:
   Sales and marketing                                                                               4,580              7,351
   General and administrative                                                                      495,624            402,100
   Depreciation, amortization and depletion                                                        300,342            267,936
   Insurance                                                                                        74,530             47,350
   Travel and entertainment                                                                            230                150
   Utilities                                                                                       474,102            441,733
   Building maintenance                                                                            406,690            327,872
   Office expense                                                                                  266,583            374,315
   Taxes, except income                                                                            162,561            135,221
   Start-up costs (note A17)                                                                       156,841                  -
                                                                                              ------------       ------------
         Total operating expenses                                                                2,342,083          2,004,028
                                                                                              ------------       ------------

Income from operations                                                                             119,546            408,215

Other income (expense):
   Interest income                                                                                  11,946             31,020
   Interest expense                                                                               (579,487)          (654,319)
   Other  income                                                                                    67,336            252,875
                                                                                              ------------       ------------

         Total other income (expense)                                                             (500,205)          (370,424)
                                                                                              ------------       ------------

Income (loss) from continuing operations
   before income taxes and minority interest                                                      (380,659)            37,791

Income taxes (notes A12 and L)                                                                           -                  -
Minority interest                                                                                 (117,331)          (142,725)
                                                                                              ------------       ------------
         Net loss from continuing operations                                                      (497,990)          (104,934)
                                                                                              ------------       ------------

Net income from discontinued business component (note A2)                                          394,127            496,763
Gain on sale of assets of discontinued business component (note A2)                                905,118                  -
                                                                                              ------------       ------------

         Net income from business component                                                      1,299,245            496,763
                                                                                              ------------       ------------

         NET INCOME                                                                     $          801,255            391,829
                                                                                              ============       ============

Net income (loss) per common share (basic)
     Net loss from continuing operations                                                $             (.23)              (.05)
     Net income from discontinued business component                                                   .18                .24
     Gain on sale of discontinued business component                                                   .41                  -
                                                                                              ------------       ------------
       Net income                                                                       $              .36                .19
                                                                                              ============       ============

Net income (loss) per common share (diluted)
     Net loss from continuing operations                                                $             (.16)              (.04)
     Net income from discontinued business component                                                   .13                .17
     Gain on sale of discontinued business component                                                   .29                  -
                                                                                              ------------       ------------
       Net income                                                                       $              .26                .13
                                                                                              ============       ============

Weighted average number of common shares outstanding - basic                                     2,201,356          2,111,328
Weighted average number of common shares outstanding - diluted                                   3,051,120          2,961,051

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2004 and 2003

                                                                                                               Other
                                Preferred Stock       Common Stock       Additional     Common                 Comprehensive
                               -----------------  --------------------    Paid-in       Stock     Accumulated  Income         Total
                                Shares   Amount    Shares      Amount     Capital      Warrants    Deficit     (Loss)        Equity
                               -------   ------   ----------  --------   -----------   --------   -----------  -------   ----------
Balance, December 31, 2002     160,000   $  160   1,992,056   $ 19,920    42,123,601    127,660   (39,008,436)   7,162   3,270,067

Common stock issued pursuant
 to adeferral of preferred
 stock dividend                      -        -     209,300      2,094       357,906          -             -        -     360,000

Other comprehensive loss             -        -           -          -             -          -             -   (7,457)     (7,457)

Net income                           -        -           -          -             -          -       391,829        -     391,829

   TOTAL COMPREHENSIVE
   INCOME                            -        -           -          -             -          -             -        -     384,372
                               -------   ------   ---------   --------    ----------   --------   -----------  -------   ----------

Balance, December 31, 2003     160,000      160   2,201,356     22,014    42,481,507    127,660   (38,616,607)    (295)  4,014,439
                               =======   ======   =========   ========    ==========   ========   ===========  =======   ==========

Other comprehensive income           -        -           -          -             -          -             -      295         295

Net income                           -        -           -          -             -          -       801,255        -     801,255

   TOTAL COMPREHENSIVE
   INCOME                            -        -           -          -             -          -             -        -     801,550
                               -------   ------   ---------   --------    ----------   --------   -----------  -------   ----------

Balance, December 31, 2004     160,000   $  160   2,201,356   $ 22,014    42,481,507    127,660   (37,815,352)       -   4,815,989
                               =======   ======   =========   ========    ==========   ========   ===========  =======   ==========


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,

                                                                                              As Restated        As Restated
                                                                                                 2004               2003
                                                                                              ------------       ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net income                                                                           $          801,255            391,829
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, amortization and depletion                                                    300,342            267,936
       Loss on sale of fixed assets                                                                      -              9,125
       Gain on sale of assets of discontinued business component                                  (905,118)                 -
       Loss (gain) on sale of investments                                                              479           (120,405)
       Minority interest                                                                           117,331            142,724
   Changes in operating assets and liabilities:
     Accounts receivable                                                                           (97,195)           117,864
     Deposits and other assets                                                                        (763)            13,763
     Deferred costs                                                                                    615               (530)
     Accounts payable                                                                               36,520            (30,480)
     Accrued and other liabilities                                                                 316,122           (175,721)
     Deferred revenue                                                                              121,819           (107,648)
     Discontinued business component                                                                16,231            676,864
                                                                                              ------------       ------------
   Net cash provided by operating activities                                                       707,638          1,185,321
                                                                                              ------------       ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                            (561,151)          (137,707)
   Proceeds from sale of discontinued business component                                         3,924,141                  -
   Sales and maturity of investments                                                                53,400          1,839,223
   Purchase of investments                                                                      (2,266,213)        (1,497,201)
   Acquisition of limited partnership interest (note B)                                           (208,346)                 -
   Repayments of notes receivable                                                                    1,208             24,237
   Purchases of property and equipment of discontinued
     business component                                                                             (4,798)           (13,811)
                                                                                              ------------       ------------

   Net cash provided by investing activities                                                       938,241            214,741
                                                                                              ------------       ------------

Cash flows from financing activities:
   Repayments of notes payable                                                                    (224,209)          (175,467)
   Repayments of capitalized leases                                                                      -            (10,284)
   Minority interest distributions                                                                (129,905)           (13,967)
   Minority interest contributions                                                                 114,608                  -
                                                                                              ------------       ------------

   Net cash used in financing activities                                                          (239,506)          (199,718)

Net increase in cash and cash equivalents                                                        1,406,373          1,200,344

Cash and cash equivalents at beginning of year                                                   2,741,527          1,541,183
                                                                                              ------------       ------------

Cash and cash equivalents at end of year                                                $        4,147,900          2,741,527
                                                                                              ============       ============

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            Years ended December 31,

                                                                                               As Restated       As Restated
                                                                                                  2004              2003
                                                                                              ------------       ------------
Cash paid during the year for:
   Interest                                                                             $          468,387            470,783

Non-cash investing and financing activities:

   In December 2004, the Company distributed certain net
     assets related to discontinued business component
     to minority interest owners (see note C).                                          $          978,775                  -

   In January 2004, the Company acquired additional
     partnership interests with a note payable to the sellers                           $          250,778                  -
     (see note B).

   Changes in other comprehensive income (loss) - unrealized
     appreciation on available -for- sale securities.                                   $              295             (7,457)

   In March 2003, the Company issued 209,300 shares of
     stock pursuant to a deferral of preferred stock dividend.                          $                -            360,000


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

     2. Restatement of Previously Issued Financial Statements

     The Company's consolidated financial statements as of December 31, 2004 and 2003 have been restated to reflect reclassification of the operations of and the gain on the sale of assets related to a certain discontinued business component, see Note C.

     The effects of the restatement on the Consolidated Statement of Income for the years ended December 31, 2004 are as follows:

                                                                                              As previously          As
                                                                                                reported          restated
                                                                                              ------------       ------------
                  Rental revenue                                                        $        4,309,886          2,461,629
                  Operating expenses                                                             3,634,708          2,342,083
                                                                                              ------------       ------------
                  Income from operations                                                           675,178            119,546
                  Other income (expense)                                                           404,915           (500,205)
                  Minority interest                                                               (278,838)          (117,331)
                                                                                              ------------       ------------
                  Net loss from continuing operations                                                    -           (497,990)
                  Net income from discontinued business component                                        -            394,127
                  Gain on sale of assets of discontinued business component                              -            905,118
                                                                                              ------------       ------------
                  Net income                                                                       801,255            801,255
                                                                                              ============       ============

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

     The effects of the restatement on the Consolidated Balance Sheet and Consolidated Statement of Income as of and for the year ended December 31, 2003, are as follows:

                                                                                              As previously          As
                                                                                                reported          restated
                                                                                              ------------       ------------
                  Consolidated Balance Sheet

                  Accounts receivable                                                   $           51,859             50,820
                  Other current assets                                                              78,507             70,044
                  Assets related to discontinues business component                                      -              9,502
                  Property plant and equipment                                                  11,662,960          7,457,387
                  Deferred costs                                                                    79,064             74,022
                  Non-current rents receivable                                                      75,228                  -
                  Non-current assets related to discontinued
                         business component                                                              -          4,585,903
                  Accounts payable                                                                 151,818             97,056
                  Accrued liabilities                                                              258,237            148,441
                  Deferred revenues                                                                 34,463                 38
                  Current liabilities related to discontinued
                         business component                                                              -            198,983
                  Non-current deferred revenues                                                    180,542                  -
                  Minority interest                                                              1,157,170           (111,816)
                  Non-current liabilities related to discontinued
                         business component                                             $                -          1,449,528

                  Consolidated Statement of Income

                  Rental revenue                                                        $        4,345,099          2,412,243
                  Operating expenses                                                             3,167,463          2,004,028
                                                                                              ------------       ------------
                  Income from operations                                                         1,177,636            408,215
                  Other income (expense)                                                          (369,993)          (370,424)
                  Minority interest                                                               (415,814)          (142,725)
                                                                                              ------------       ------------
                  Net loss from continuing operations                                                    -           (104,934)
                  Net income from discontinued business component                                        -            496,763
                  Net income                                                            $          391,829            391,829
                                                                                              ============       ============

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

     7. Tenant Accounts Receivable

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

     12. Income Taxes

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

     13. Minority Interest

     Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% and 35.1% at December 31, 2004 and 2003, respectively.

     14. Contingently Convertible Securities


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

          Number of      Purchase       Conversion   Number of Common
  Series    Shares         Price            Rate           Shares
--------------------   -------------   -------------------------------
    A        80,000   $   2,000,000   $       3.2444          616,447
    B        50,000         500,000           3.2444          154,111
    B        10,000         100,000            3.424           29,206
    B        20,000         200,000            4.000           50,000


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

     15. Revenue Recognition

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

     16. Advertising Expense

     All advertising costs are expensed when incurred. Advertising expenses were approximately $5,000 and $7,000 for the years ended December 31, 2004 and 2003, respectively.

     17. Start-up Costs

     Start up expenses are associated with certain expenses incurred with W Power and Light, LP. These expenses include but are not limited to salary, fees and licenses, travel and legal expense. Start up costs are expensed as incurred.

     18. Earnings (Loss) Per Share

     Income from continuing operations has been decreased by preferred stock dividends of approximately $42,000 for the year ended December 31, 2003. There were no preferred stock dividends for the year ended December 31, 2004 (see note S). The effects of Series "A" and "B" convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

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

     19. Environmental

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

     20. New Accounting Pronouncements

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

     21. Reclassifications

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

NOTE C - DISPOSITION OF ASSETS OF DISCONTINUED BUSINESS COMPONENT

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

     Immediately following the Property distribution, the Company and the selling minority interest partners agreed to sell their undivided interest in the Property for a negotiated purchase price of $4,568,614, in accordance with a Purchase Agreement, to 1500 Broadway Partners, Ltd., a limited partnership, in which certain TCTB limited partners (non-selling minority interest partners) are partners and are tenants in one of TCTB's Midland office buildings. The Company received gross proceeds of $3,924,141 (net proceeds of $3,688,094) for its undivided interest in the Property that resulted in a gain on sale of assets of discontinued business component of $905,118.

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

     Securities available-for-sale in the accompanying balance sheet at December 31, 2004 and 2003 total $62,350 and $112,575, respectively. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of December 31, 2004 and 2003 are as follows:

                                                                                                        Gross
                                                                    Market            Cost           Unrealized
                                                                     Value            Basis            Losses
                                                                -------------     -------------    -------------
         As of December 31, 2004:
                  Other securities                            $        62,350            62,350                -
                                                                =============     =============    =============

                                                                                                        Gross
                                                                    Market            Cost           Unrealized
                                                                     Value            Basis            Losses
                                                                -------------     -------------    -------------
         As of December 31, 2003:
                  U.S. Government Debt Securities             $        50,225            50,520             (295)
                  Other securities                                     62,350            62,350                -
                                                                -------------     -------------    -------------

                           Total                              $       112,575           112,870             (295)
                                                                =============     =============    =============


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

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

NOTE I - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following at December 31, 2004 and 2003:

                                                                                      2004              2003
                                                                                  -------------    -------------
                  Buildings                                                    $      8,447,862        7,810,031
                  Furniture, fixtures and equipment                                      90,321           44,147
                  Tenant improvements                                                   163,300           98,987
                  Land                                                                  158,998          111,940
                                                                                  -------------    -------------
                                                                                      8,860,481        8,065,105
                  Less:  accumulated depreciation                                      (873,883)        (607,718)
                                                                                  -------------    -------------

                                                                               $      7,986,598        7,457,387
                                                                                  =============    =============

     Depreciation   expense  for  2004  and  2003  was  $266,165  and  $247,630, respectively.

NOTE J - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                                                      2004              2003
                                                                                  -------------    -------------
              Accrued property taxes                                        $           185,344          145,060
              Other liabilities                                                         134,154            3,381
                                                                                  -------------    -------------

                                                                            $           319,498          148,441
                                                                                  =============    =============

     NOTE K - DEFERRED REVENUE

     Deferred revenue mainly consists of prepaid rent.

     NOTE L - INCOME TAXES

     There was no income tax expense or benefit to report for the years ended December 31, 2004 and 2003. A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows for the years ended December 31:

                                                                                      2004              2003
                                                                                  -------------    -------------
                  Computed at the expected statutory rate                      $        272,000          133,000
                  Less valuation allowance                                             (272,000)        (133,000)
                                                                                  -------------    --------------
                  Income taxes                                                 $              -                -
                                                                                  =============    =============

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

     Noncurrent deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

                                                                                      2004              2003
                                                                                  -------------    -------------
                  Deferred tax assets
                      Net operating loss carry-forward                         $     10,506,860       10,850,666
                      Start-up costs                                                     42,977                -
                      Other                                                              30,963           30,963
                                                                                  -------------    -------------

                           Gross deferred tax assets                                 10,580,800       10,881,629

                  Deferred tax liabilities
                           Rents receivable                                                   -          (16,603)
                           Property, plant and equipment                               (109,686)         (54,641)
                           Other                                                              -           (1,436)
                                                                                  --------------   --------------

                           Gross deferred tax liabilities                              (109,686)         (72,680)

                  Valuation allowance                                               (10,471,114)     (10,808,949)
                                                                                    ------------     ------------

                           Net noncurrent deferred tax assets                  $              -                -
                                                                                  =============    =============

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


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

    December 31, 2004:

                                           Continuing Real  Discontinued
                                               Estate        Real Estate  Other and
                                REP           Operations      Component    Corporate      Total
                          ---------------  ---------------  ------------  -----------  -----------
Revenues from external
 customers               $             -        2,461,629     1,848,257            -    4,309,886
                          ===============  ===============  ============  ===========  ===========
Depreciation,
 amortization and
 depletion                           864          285,786       144,418       13,692      444,760
                          ===============  ===============  ============  ===========  ===========
Interest expense                       -          579,487             -            -      579,487
                          ===============  ===============  ============  ===========  ===========
Segment net income
 (loss)                         (157,705)          75,926     1,299,245     (416,211)     801,255
                          ===============  ===============  ============  ===========  ===========
Segment assets                   159,453       14,001,398             -      810,413   14,971,264
                          ===============  ===============  ============  ===========  ===========
Expenditures for
 segment assets          $        25,919          526,663         4,798        8,569      565,949
                          ===============  ===============  ============  ===========  ===========

    December 31, 2003:

                                           Continuing Real  Discontinued
                                               Estate        Real Estate  Other and
                                REP           Operations      Component    Corporate      Total
                          ---------------  ---------------  ------------  -----------  -----------
Revenues from external
 customers               $             -        2,412,243     1,932,856            -    4,345,099
                          ===============  ===============  ============  ===========  ===========
Depreciation,
 amortization and
 depletion                             -          267,179       140,399          757      408,335
                          ===============  ===============  ============  ===========  ===========
Interest expense                       -          612,319             -       42,000      654,319
                          ===============  ===============  ============  ===========  ===========
Segment net income
 (loss)                                -           35,665       496,763     (140,599)     391,829
                          ===============  ===============  ============  ===========  ===========
Segment assets                         -        9,361,802     4,295,405    1,399,684   15,056,891
                          ===============  ===============  ============  ===========  ===========
Expenditures for
 segment assets          $             -          134,981        13,811        2,726      151,518
                          ===============  ===============  ============  ===========  ===========

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

Maturities of long-term debt at December 31, 2004 are as follows:

        2005                                  $ 1,634,935
        2006                                      258,968
        2007                                      276,383
        2008                                      296,336
        2009                                    6,644,467
                                                ---------
                Total                           9,111,089
                Less current portion            1,634,935
                                                ---------
                Long-term portion             $ 7,476,154


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

NOTE Q - RENTAL ARRANGEMENTS

     The Company has rented facilities under operating leases. Future minimum lease payments under non-cancelable operating leases aggregate $3,939,591 as of December 31, 2004 and are due as follows:

                                                               Percentage of
                                                Future          Total Space
                                                Minimum         Under Lease
                                                 Rent            Expiring
                                             -------------    -------------
                  2005                    $      1,630,371              41%
                  2006                           1,038,191              26%
                  2007                             940,511              24%
                  2008                             214,824               6%
                  2009                             115,669               3%
                  Thereafter                            25               0%
                                             -------------    -------------
                           Total          $      3,939,591             100%
                                             =============    =============

     Of the above leases, future minimum lease payments under non-cancelable operating leases to related parties aggregate $160,417 as of December 31, 2004 and are due as follows:

                  2005                    $        123,842
                  2006                              19,950
                  2007                              16,625
                                             -------------
                                          $        160,417
                                             =============

NOTE R - SIGNIFICANT TENANTS

     For the years ended December 31, 2004 and 2003, the Company had two customers that accounted for more than ten-percent of the Company's revenue as follows:

                                                      2004              2003
                                               ---------------    -------------
                  Pioneer Natural Resources            356,000          356,000
                  Bank of America                      591,000          594,000
                                               ---------------    -------------
                           Total              $        947,000          950,000
                                               ===============    =============

     For the years ended December 31, 2004 and 2003, the Company had one significant tenant applicable to its discontinued business component as follows:

                                                      2004              2003
                                                ---------------    -------------
                  Wells Fargo Bank Texas, N.A. $        662,000          668,000
                                                ===============    =============


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

     Effective   December  31,  2004,  the  Company  disposed  of  the  building containing the Wells Fargo Bank Texas, N.A. lease (see note C).

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

                                                                         Number of           Per Unit
                           Options Outstanding                            Shares            Exercise Price
                           -------------------                          ------------        --------------
                  Outstanding, December 31, 2002                             492,220        $ 3.52 -61.36
                                                                        ------------         ------------
                      Options granted                                         14,450       $ 1.98
                      Options forfeited                                      (50,872)      $ 3.50 -45.00
                                                                        ------------        ------------
                  Outstanding, December 31, 2003                             455,798       $ 1.98 -61.36
                                                                        ------------        ------------
                      Options forfeited                                         (805)      $ 31.50-45.50
                                                                        ------------        ------------
                  Outstanding, December 31, 2004                             454,993       $ 1.98 -61.36
                                                                        ============        ============

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


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

                                                                     2004             2003
                                                                -------------     -------------
              Net loss from continuing operations,
                as reported                                     $    (497,990)         (104,934)
              Deduct:      Total stock-based
                           employee compensation
                           expense determined
                           under fair value based
                           method                                     (21,576)         (102,124)
                                                                -------------     -------------

              Net loss from continuing operations, pro forma         (519,566)         (207,058)
              Net income from discontinued
                business component                                    394,127           496,763
              Gain on sale of assets of discontinued
                business component                                    905,118                 -
                                                                -------------     -------------

              Net income, pro forma                             $     779,679           289,705
                                                                =============     =============

              As reported: Net income (loss) per common share (basic):

                Net loss from continuing operations             $        (.23)             (.05)
                Net income from discontinued
                  business component                                      .18               .24
                Gain on sale of assets of discontinued
                  business component                                      .41                 -
                                                                -------------     -------------
                           As reported                          $         .36               .19
                                                                =============     =============

              Pro forma:  Net income per common share (basic):

                Net loss from continuing operations             $        (.24)             (.10)
                Net income from discontinued
                  business component                                      .18               .24
                Gain on sale of assets of discontinued
                  business component                                      .41                 -
                                                                -------------     -------------
                           Pro forma                            $         .35               .14
                                                                =============     =============

              As reported:  Net income per common share (diluted):

                Net loss from continuing operations             $        (.16)             (.04)
                Net income from discontinued
                  business component                                      .13               .17
                Gain on sale of assets of discontinued
                  business component                                      .29                 -
                                                                -------------     -------------
                           As reported                          $         .26               .13
                                                                =============     =============

              Pro forma:  Net income per common share (diluted):

                Net loss from continuing operations             $        (.17)             (.07)
                Net income from discontinued
                  business component                                      .13               .17
                Gain on sale of assets of discontinued
                  business component                                      .29                 -
                                                                -------------     -------------
                           As reported                          $         .25               .10
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


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

NOTE W - QUARTERLY FINANCIAL DATA

    Condensed consolidated statements of operations - Quarterly (Unaudited)

                                                                       2004
                                                                   Quarter ended
                                       March 31      June 30    September 30  December 31       Total
                                      -----------  -----------  -----------  --------------  ------------
Rental revenue                       $   591,022      588,687      627,426         654,494     2,461,629
                                      -----------  -----------  -----------  --------------  ------------

Operating expenses, excluding
 start-up costs                          472,605      519,732      514,031         678,874     2,185,242
Start-up costs                                 -            -       79,660          77,181       156,841
                                      -----------  -----------  -----------  --------------  ------------
  Total operating expense                472,605      519,732      593,691         756,055     2,342,083
                                      -----------  -----------  -----------  --------------  ------------

Income (loss) from continuing
 operations                              118,417       68,955       33,735        (101,561)      119,546
                                      -----------  -----------  -----------  --------------  ------------

Interest income                            3,451        2,604        2,641           3,250        11,946
Interest expense                        (133,409)    (147,183)    (146,518)       (152,377)     (579,487)
Other income (expense)                    16,882       15,593       15,987          18,874        67,336
                                      -----------  -----------  -----------  --------------  ------------
  Total other income (expense)          (113,076)    (128,986)    (127,890)       (130,253)     (500,205)
                                      -----------  -----------  -----------  --------------  ------------

Income (loss) from continuing
 operations before
 income taxes and minority interest        5,341      (60,031)     (94,155)       (231,814)     (380,659)

Income taxes                                   -            -            -               -             -
Minority interest                        (33,506)     (28,411)     (28,404)        (27,010)     (117,331)
                                      -----------  -----------  -----------  --------------  ------------
Net (loss) from continuing
 operations                              (28,165)     (88,442)    (122,559)       (258,824)     (497,990)
                                      -----------  -----------  -----------  --------------  ------------

Net income from discontinued
 business component                      120,772      117,535      109,191          46,629       394,127
Gain on sale of assets of
 discontinued business component               -            -            -         905,118       905,118
                                      -----------  -----------  -----------  --------------  ------------
Net income from discontinued
 business component                      120,772      117,535      109,191         951,747     1,299,245
                                      -----------  -----------  -----------  --------------  ------------
NET INCOME (LOSS)                    $    92,607       29,093      (13,368)        692,923       801,255
                                      ===========  ===========  ===========  ==============  ============

Net income (loss) per common share
 (basic)
Loss from continuing operations      $      (.01)        (.04)        (.06)           (.12)         (.23)
Discontinued business component              .05          .05          .05             .03           .18
Gain on sale of assets of
 discontinued business component               -            -            -             .41           .41
                                      -----------  -----------  -----------  --------------  ------------
     Net income                      $       .04          .01         (.01)            .32           .36
                                      ===========  ===========  ===========  ==============  ============

Net income (loss) per common share
 (diluted)
Net loss from continuing operations  $      (.01)        (.03)        (.04)           (.08)         (.16)
Discontinued business component              .04          .04          .03             .02           .13
Gain on sale of discontinued
 business component                            -            -            -             .29           .30
                                      -----------  -----------  -----------  --------------  ------------
     Net income                      $       .03          .01         (.01)            .23           .26
                                      ===========  ===========  ===========  ==============  ============

Weighted average number of common
 shares outstanding - basic            2,201,356    2,201,356    2,201,356       2,201,356     2,201,356
                                      ===========  ===========  ===========  ==============  ============
Weighted average number of common
 shares outstanding - diluted          3,051,079    3,051,079    3,051,079       3,051,120     3,051,120
                                      ===========  ===========  ===========  ==============  ============

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2004 and 2003

Condensed consolidated statements of operations - Quarterly (Unaudited)

                                                                       2003
                                                                   Quarter ended
                                       March 31      June 30    September 30   December 31       Total
                                      -----------  -----------  -----------  --------------  ------------
Rental revenue                       $   585,265      603,771      610,758         612,449     2,412,243
                                      -----------  -----------  -----------  --------------  ------------

Operating expenses, excluding
 start-up costs                          415,506      511,980      488,064         588,478     2,004,028
Start-up costs                                 -            -            -               -             -
                                      -----------  -----------  -----------  --------------  ------------
  Total operating expense                415,506      511,980      488,064         588,478     2,004,028
                                      -----------  -----------  -----------  --------------  ------------

Income from continuing operations        169,759       91,791      122,694          23,971       408,215
                                      -----------  -----------  -----------  --------------  ------------

Interest income                            5,240        6,413        7,700          11,667        31,020
Interest expense                        (193,279)    (153,984)    (153,561)       (153,495)     (654,319)
Other income (expense)                    42,254       27,582       41,570         141,469       252,875
                                      -----------  -----------  -----------  --------------  ------------
  Total other income (expense)          (145,785)    (119,989)    (104,291)           (359)     (370,424)
                                      -----------  -----------  -----------  --------------  ------------

Income (loss)  from continuing
 operations before income taxes and
 minority interest                        23,974      (28,198)      18,403          23,612        37,791

Income taxes                                   -            -            -               -             -
Minority interest                        (62,880)     (36,279)     (38,063)         (5,503)     (142,725)
                                      -----------  -----------  -----------  --------------  ------------
Net (loss) from continuing
 operations                              (38,906)     (64,477)     (19,660)         18,109      (104,934)
                                      -----------  -----------  -----------  --------------  ------------

Net income from discontinued
 business component                      145,388      109,418      116,540         125,417       496,763
Gain on sale of assets of
 discontinued business component               -            -            -               -             -
                                      -----------  -----------  -----------  --------------  ------------
Net income from discontinued
 business component                      145,388      109,418      116,540         125,417       496,763
                                      -----------  -----------  -----------  --------------  ------------
NET INCOME                           $   106,482       44,941       96,880         143,526       391,829
                                      ===========  ===========  ===========  ==============  ============

Net income (loss) per common share
 (basic)
Net loss from continuing operations  $      (.02)        (.03)        (.01)            .01          (.05)
Discontinued business component              .07          .06          .05             .06           .24
Gain on sale of assets of
 discontinued business component               -            -            -               -             -
                                      -----------  -----------  -----------  --------------  ------------
     Net income                      $       .05          .03          .04             .07           .19
                                      ===========  ===========  ===========  ==============  ============

Net income (loss) per common share
 (diluted)
Net loss from continuing operations  $      (.02)        (.02)        (.01)            .01          (.04)
Discontinued business component              .05          .04          .04             .04           .17
Gain on sale of discontinued
 business component                            -            -            -               -             -
                                      -----------  -----------  -----------  --------------  ------------
     Net income                      $       .04          .02          .03             .05           .13
                                      ===========  ===========  ===========  ==============  ============

Weighted average number of common
 shares outstanding - basic            1,992,056    2,047,256    2,201,356       2,111,328     2,111,328
                                      ===========  ===========  ===========  ==============  ============
Weighted average number of common
 shares outstanding - diluted          2,841,779    2,896,979    3,051,079       2,961,051     2,961,051
                                      ===========  ===========  ===========  ==============  ============

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements