Form 10QSB/A
period 2005-03-31
AMEN PROPERTIES INC
filed 2005-12-21
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

Yes  [_]     No  [X]


                                Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (the "Amendment") amends the Quarterly Report on Form 10-QSB of Amen Properties, Inc. (the "Company") for the period ended March 31, 2005 which was filed on May 16, 2005 (the "Original Report"). This Amendment is being filed to include an amendment and restatement of Part II
Item 6 Management's Discussion and Analysis or Plan of Operation, Item 7 Financial Statements, and Item 8a Controls and Procedures. This amendment is being filed to modify the Company's previously reported financial statements for the period ended March 31, 2004 to show the disposition of the Lubbock Building as a discontinued business component in the Company's previously issued consolidated financial statements and in management's discussion and analysis and to clarify management's evaluation of its controls and procedures.

                                      INDEX

Part I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements
          Balance Sheet at March 31, 2005 (Unaudited)                          1

          Consolidated Statement of Operations--for the three months
          ended March 31, 2005 and 2004 (Unaudited)                            2

          Consolidated Statement of Cash Flows-- for the three months
          ended March 31, 2005 and 2004 (Unaudited)                            3

          Notes to Consolidated Financial Statements (Unaudited)               4

Item 2.   Management's Discussion and Analysis or Plan of Operation           19

Item 3.   Controls and Procedures                                             25

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         26

Item 3-6  Exhibits                                                            26

Signatures                                                                    28

Exhibits                                                                      29


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

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents (notes A4, D and F)                                  $   3,749,877
   Accounts receivable (notes A7 and A14)                                               296,609
   Other current assets                                                                 151,651
                                                                                  -------------
       Total current assets                                                                            4,198,137

RESTRICTED CERTIFICATE OF DEPOSIT (note G)                                                             2,100,000

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $956,529 (notes A8, A9 and I)                                                       8,265,082

ROYALTY INTERESTS, at cost net of accumulated depletion
   of $ 16,257 (notes A8 and E)                                                                          146,597

LONG-TERM INVESTMENTS (notes A5  and F)                                                                   62,350

OTHER ASSETS
   Note receivable (note H)                                                             241,555
   Deferred costs (note A10)                                                             46,941
   Deposits and other assets                                                            228,000
                                                                                  -------------
       Total other assets                                                                                516,496
                                                                                                   -------------

                TOTAL ASSETS                                                                       $  15,288,662
                                                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $     258,520
   Accrued liabilities (note J)                                                         275,770
   Current portion of long-term obligations (note M)                                    244,578
   Accrued interest payable                                                              17,598
   Deferred revenue                                                                      79,610
                                                                                  -------------
       Total current liabilities                                                                         876,076

LONG-TERM OBLIGATIONS, less current portion (note M)                                                   7,411,604

DEFERRED REVENUE                                                                                          55,163

MINORITY INTEREST (note A12)                                                                             293,479

COMMITMENTS AND CONTINGENCIES (note O)                                                                         -

STOCKHOLDERS' EQUITY (note C)
   Convertible  preferred stock,  $.001 par value,  5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into
     a total of 616,447 shares of common stock at the option of the holders (note A13)       80
     80,000 Series "B" shares issued and outstanding, convertible into
     a total of 233,317 shares of common stock at the option of the holders (note A13)       80
     125,000 Series "C" shares issued and outstanding, convertible into
     a total of 500,000 shares of common stock at the option of the holders (note A13)      125
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                             22,014
   Common stock warrants                                                                127,660
   Additional paid-in capital                                                        44,481,382
   Accumulated deficit                                                              (37,979,001)
   Accumulated other comprehensive income                                                     -
                                                                                  -------------
       Total stockholders' equity                                                                      6,652,340
                                                                                                   -------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  15,288,662
                                                                                                   =============



      The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                                      As Restated
                                                                        2005              2004
                                                                    -------------    -------------
Operating revenues:
   Rental revenue                                                   $     670,182    $     591,022
   Retail electricity revenue                                             310,789                -
                                                                    -------------    -------------
       Total operating revenues                                           980,971          591,022
                                                                    -------------    -------------

Operating expenses:
   Cost of goods and services                                             277,688                -
   Rental property operations                                             407,622          309,123
   General and administrative                                             206,986           93,047
   Depreciation, amortization and depletion                                91,835           70,435
                                                                    -------------    -------------

         Total operating expenses                                         984,131          472,605
                                                                    -------------    -------------

 (Loss) income from operations                                             (3,160)         118,417
                                                                    -------------    -------------

Other (expense) income:
   Interest income                                                         11,844            3,451
   Interest expense                                                      (114,346)        (133,409)
   Loss on sale of investments                                                  -             (509)
   Other (expense) income                                                 (17,164)          17,391
                                                                    -------------    -------------

         Total other (expense) income                                    (119,666)        (113,076)
                                                                    -------------    -------------

(Loss) income from continuing operations before income
   taxes and minority interest                                           (122,826)           5,341

Income taxes (note A11)                                                         -                -

Minority interest                                                         (40,824)         (33,507)
                                                                    -------------    -------------

         Net loss from continuing operations                             (163,650)         (28,166)
                                                                    -------------    -------------

Net income from discontinued business component (note K)                        -          120,773
                                                                    -------------    -------------


NET (LOSS) INCOME                                                   $    (163,650)   $      92,607
                                                                    =============    =============

Net (loss) income per common share (basic)
         Net loss from continuing operations                        $        (.07)   $        (.01)
         Net income from discontinued business component                        -              .05
                                                                    -------------    -------------
           Net (loss) income                                        $        (.07)   $         .04
                                                                    =============    =============

Net (loss) income per common share (diluted)
         Net loss from continuing operations                        $        (.07)   $        (.01)
         Net income from discontinued business component                        -              .04
                                                                    -------------    -------------
           Net (loss) income                                        $        (.07)   $         .03
                                                                    =============    =============


Weighted average number of common shares outstanding - basic            2,201,356        2,201,356

Weighted average number of common shares outstanding - diluted          2,201,356        3,051,120



      The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                                      As Restated
                                                                        2005              2004
                                                                    -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
   Net (loss) income                                                $    (163,650)   $      92,607
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation, amortization and depletion                            91,835           70,435
       Loss on sale of investments                                              -              520
       Minority interest                                                   40,824           33,507
   Changes in operating assets and liabilities:
     Accounts receivable                                                 (223,874)          12,224
     Deposits and other assets                                           (156,000)         (30,200)
     Deferred costs                                                       (74,253)               -
     Accounts payable                                                     143,416           (8,190)
     Accrued and other liabilities                                       (312,931)         (90,232)
     Deferred revenue                                                      64,646              (13)
     Discontinued business component (note K)                                   -            5,270
                                                                    -------------    -------------

   Net cash (used in) provided by operating activities                   (589,987)          85,928
                                                                    -------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment                                   (361,129)         (24,149)
   Sales and maturity of investments                                            -           50,000
   Purchase of investments                                                      -         (102,519)
   Acquisition of limited partnership interest (note B)                         -         (208,346)
   Repayments of notes receivable                                           8,000            5,555
   Purchases of discontinued business component
     property and equipment                                                     -             (906)
                                                                    -------------    -------------

   Net cash used in investing activities                                 (353,129)        (280,365)
                                                                    -------------    -------------

Cash flows from financing activities:
   Repayments of notes payable                                         (1,454,907)         (46,201)
   Net proceeds from issuance of preferred stock                        2,000,000                -
   Partner distributions                                                        -         (129,905)
                                                                    -------------    -------------

   Net cash provided by (used in) financing activities                    545,093         (176,106)
                                                                    -------------    -------------


Net decrease in cash and cash equivalents                                (398,023)        (370,543)

Cash and cash equivalents at beginning of period                        4,147,900        2,741,527
                                                                    -------------    -------------

Cash and cash equivalents at end of period                          $   3,749,877    $   2,370,984
                                                                    =============    =============

Non - cash investing and financing activities:
   In January 2004, the Company acquired additional
   interest with a note payable to the sellers (see note B)         $           -    $     250,778
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

     2.   Restatement of Previously Issued Financial Statements

     The consolidated financial statements for the quarter ended March 31, 2004, are restated to reflect the reclassification of the operations of a certain discontinued business component, see Note K.

     Effects on the Consolidated Statement of Operations for the Quarter Ended March 31, 2004:

          Quarter ended March 31, 2004         As previously
                                                 Reported        As restated
                                              -------------    -------------

          Revenue                             $   1,074,301    $     591,022
          Operating expenses                        785,803          472,605
                                              -------------    -------------
          Income from operations                    288,498          118,417
          Other income (expense)                   (113,076)        (113,076)
          Minority interest                         (82,815)          33,507)
                                              -------------    -------------
          Net loss from continuing
            operations                               92,607          (28,166)
          Net income from discontinued
            business component                            -          120,773
                                              -------------    -------------
          Net income                          $      92,607    $      92,607
                                              =============    =============

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

     7.   Accounts Receivable

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

     As of March 31, 2005, the Company's billed accounts receivables were less than forty five days old and the Company did not have adequate historical data to determine the allowance for doubtful accounts. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible they will be charged to operations when that determination is made.

     At March 31, 2005, accounts receivable consisted of the following:


         Tenant receivables                       $      28,850
         Billed electricity receivables                 118,100
         Unbilled electricity receivables                88,127
         Other receivables                               61,532
         Allowance for doubtful accounts                      -
                                                  -------------
         Accounts receivable, net                 $     296,609
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


     12.  Minority Interest

     Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at March 31, 2005 and 2004.

     13.  Contingently Convertible Securities

     The Company has outstanding Series A Preferred Stock ("Series A"), Series B Preferred Stock ("Series B") and Series C Preferred Stock ("Series C") whose terms enable the holder, under certain conditions, to convert such securities into 1,349,764 shares of the Company's Common Stock as shown in the following table.

                      Number of        Purchase    Conversion       Number of
         Series        Shares           Price         Rate         Common Shares
         ------        ------           -----         ----         -------------
            A          80,000       $ 2,000,000     $ 3.2444         616,447
            B          50,000           500,000       3.2444         154,111
            B          10,000           100,000        3.424          29,206
            B          20,000           200,000        4.000          50,000
            C         125,000         2,000,000        4.000         500,000

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

NOTE E - ROYALTY INTERESTS

     In 2004, the Company, through its wholly-owned subsidiary Amen Minerals, LP, completed the acquisition of two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company used estimates to accrue royalty income for the quarter ended March 31, 2005.

NOTE F - CASH, CASH EQUIVALENTS AND INVESTMENTS

     At March 31, 2005, the Company's cash and cash equivalents consist of cash in banks of approximately $3,749,877.

     Securities available-for-sale in the accompanying consolidated balance sheet at March 31, 2005 total $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of March 31, 2005 are as follows:

                                                                       Gross
                                    Market            Cost           Unrealized
                                    Value             Basis            Losses
                                -------------      ------------     ------------
         Other securities       $      62,350      $     62,350     $          -
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

NOTE I - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following at March 31, 2005:


          Buildings                                $   8,447,862
          Tenant improvements                            514,713
          Furniture, fixtures and equipment              100,038
          Land                                           158,998
                                                   -------------
                                                       9,221,611
          Less:  accumulated depreciation               (956,529)
                                                   -------------

                                                   $   8,265,082
                                                   =============
          Depreciation  expense for the quarters  ended March 31, 2005 and 2004,

          was $91,835 and $70,435, respectively.

NOTE J - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at March 31, 2005:

          Accrued property taxes                   $      42,865
          Accrued TDSP charges                            24,935
          Accrued tithing                                 89,028
          Other liabilities                              118,942
                                                   -------------

                                                   $     275,770
                                                   =============



NOTE K - DISCONTINUED BUSINESS COMPONENT

     On January 4, 2005, the Company announced that, effective December 31, 2004, the TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB Partners. Accordingly as discussed in note A2, the operations of the Lubbock, Texas office building are reported as a discontinued business component.

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

     Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the quarter ended March 31, 2005 and 2004, respectively.

       March 31, 2005:
       ---------------

                                          Continuing      Discontinued                     Inter-Company
                                          Real Estate     Real Estate       Other and       Transaction
                              REP         Operations       Component        Corporate       Eliminations      Total
                          -------------  --------------  ---------------  ---------------  --------------  -------------
Revenues from external    $    406,273   $     678,495   $            -   $            -   $    (103,797)  $     980,971
  customers               =============  ==============  ===============  ===============  ==============  =============
Depreciation,
  amortization and
   depletion                     1,522          62,985                -           27,328               -         91,835
                          =============  ==============  ===============  ===============  ==============  =============
Interest expense                11,228          94,061                -           82,267         (73,210)       114,346
                          =============  ==============  ===============  ===============  ==============  =============
Segment net income
  (loss)                       (85,018)        142,481                -         (150,642)        (70,471)      (163,650)
                          =============  ==============  ===============  ===============  ==============  =============
Segment assets                 972,650       7,371,158                -        7,068,636        (123,782)    15,288,662
                          =============  ==============  ===============  ===============  ==============  =============
Expenditures
  for segment assets      $      7,125   $     351,412   $            -   $        2,592   $           -   $    361,129
                          =============  ==============  ===============  ===============  ==============  =============

       March 31, 2004:
       ---------------

                                          Continuing      Discontinued                     Inter-Company
                                          Real Estate     Real Estate       Other and       Transaction
                              REP         Operations       Component        Corporate       Eliminations      Total
                          -------------  --------------  ---------------  ---------------  --------------  -------------
Revenues from external    $          -   $     591,022   $      483,279   $            -   $           -      1,074,301
  customers               =============  ==============  ===============  ===============  ==============  =============
Depreciation,
  amortization and
   depletion                         -          44,884           36,018           25,551               -        106,453
                          =============  ==============  ===============  ===============  ==============  =============
Interest expense                     -         114,788                -           18,621               -        133,409
                          =============  ==============  ===============  ===============  ==============  =============
Segment net income
  (loss)                             -         168,265          120,773         (196,431)              -         92,607
                          =============  ==============  ===============  ===============  ==============  =============
Segment assets                       -       5,578,879        4,278,726        5,072,275               -     14,929,880
                          =============  ==============  ===============  ===============  ==============  =============
Expenditures
  for segment assets      $          -   $      22,688   $          906   $        1,461   $           -   $     25,055
                          =============  ==============  ===============  ===============  ==============  =============


NOTE M - LONG-TERM OBLIGATIONS

     On June 5, 2002, TCTB entered into a loan agreement with Wells Fargo Bank Texas, N.A. ("Wells Fargo") for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB is making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000. Effective December 31, 2004, TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB minority owners. The Lubbock building was subject to a lien securing TCTB's note payable. In connection with the sale, Wells Fargo agreed to release its lien on the Lubbock building in exchange for a $2,100,000 restricted certificate of deposit (see note G) pledged by TCTB as additional collateral.

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

     Maturities of long-term debt at March 31, 2005, are as follows:

           2005                              $     244,578
           2006                                    262,304
           2007                                    281,226
           2008                                    302,596
           2009                                  6,565,478
                                             -------------

                 Total                           7,656,182
                 Less current portion              244,578
                                             -------------

                 Long-term portion           $   7,411,604
                                             =============

NOTE N - RELATED PARTY TRANSACTIONS

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

                                                        Preferred C
                    Number of                           20% Limited
                   Preferred C      Common Stock          Voting         Purchase
                     Shares          Equivalent         Equivalent        Price
                 ---------------  -----------------  ----------------  -------------

Eric Oliver              14,063             56,252            48,430   $    225,008
Jon M. Morgan            14,062             56,248            48,430        224,992
Bruce Edgington           3,125             12,500            13,208         50,000
                 ---------------  -----------------  ----------------  -------------
Total                    31,250            125,000           110,068   $    500,000
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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended March 31, 2005 and 2004, and related footnotes presented in Item 1 and the Company's December 31, 2004 Form 10-KSB, as amended.

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



Results of Operations

Overview
--------

For the quarter ended March 31, 2005, the Company showed a net loss of $163,650 or a net loss $.07 per share as compared to net income of $92,607, or $.04 per share for the same period ended March 31, 2004 for a net change of approximately $256,000. This change is mainly due to the Company's newly created, wholly owned subsidiary W Power. For the quarter ended March 31, 2005, the operations of W Power incurred a net operating loss of approximately $85,018. This loss is due to management restraining the customer growth of W Power to ensure that adequate credit was available to meet W Power's growth. Additionally, for the quarter ended March 31, 2005 the Company has experienced a decrease in net income from it's investment in TCTB due to the distribution and sale of the Company's undivided interest in a commercial real estate property in Lubbock, Texas on December 31, 2004. This sale reduced the Company's income from its limited partnership interest in TCTB for the quarter ended March 31, 2005 as compared to March 31, 2004 by approximately $121,000. Additionally, during the quarter ended March 31, 2005, the Company incurred additional legal fees and other general and administrative costs of approximately $34,500 associated with the issuance the Company's Series C Preferred Stock.

Restatement of Previously Issued Financial Statement Information
----------------------------------------------------------------

During the third quarter of 2005, the Company received a letter from the Securities and Exchange Commission, dated August 31, 2005, concerning the Company's previous reporting of the December 31, 2004 distribution and sale of the Company's Lubbock, Texas real estate property. As a result, the Company has restated its Consolidated Financial Statements for the three months ended March 31, 2005 to reflect the reclassification of the operations of the Lubbock, Texas real estate property as a discontinued business component, see Notes A2 and K to the Consolidated Financial Statements included herein. The restatement did not change the Company's previously reported loss for the period ending March 31, 2005. The following analysis reflects the restated March 31, 2005 operating results.

Revenues
--------

Rental revenue increased for the period ended March 31, 2005 over the same period ended March 31, 2004, by approximately $79,000. The increase is mainly due to the Company's purchase on July 30, 2004 of a twelve floor multi-tenant office building in downtown Midland, Texas through its 71.348013% limited partnership interest in TCTB.

Retail electricity sales for the period ended March 31, 2005 were $310,789. As of March 31, 2005, W Power has served approximately 785 meters and W Power's customers have consumed approximately 4,807 megawatt hours ("mwh"). Management believes that W Power's growth will be seen in the following months as W Power sees an increase in meters served as well as an increase in the average size of the customer being served. Due to W Power not being in operations during the three months ended March 31, 2004, comparative information is not available.

Operating expenses
------------------

Total operating expenses for the quarters ended March 31, 2005 and 2004 were $984,131 and $472,605, respectively. The increase of approximately $511,500 in operating expense is mainly related to W Power's purchase of whole sale electricity of $277,688, and an increase in general and administrative costs associated with W Power and an increase in rental property operations associated with the newly acquired twelve floor multi-tenant office building in downtown Midland, Texas.

W Power's cost of goods and services were $277,688 or 89% of retail electricity sales for the period ended March 31, 2005. W Power's gross profit was $33,101 or 11% of retail electricity sales for the three months ended March 31, 2005. Due to W Power not being in operations during the three months ended March 31, 2004, comparative information is not available.

Rental property operations and depreciation expense experienced an increase of approximately $98,000 and $21,400, respectively, for the three months ended March 31, 2005 as compared to March 31, 2004. The increase for property operations and depreciation is mainly attributable to the newly acquired twelve floor multi-tenant office building in downtown Midland, Texas.

For the three months ended March 31, 2005 general and administrative costs increased approximately $114,000 as compared to the same period ended March 31, 2004. This increase is due to W Power beginning operations in January of 2005.

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

Minority interest
-----------------

Minority interest expense for the three months ended March 31, 2005 and 2004, was $40,824 and $33,507, respectively, and reflects the minority interest owners of TCTB. The decrease in minority interest is related to the Company's purchase of an additional 6.485533% interest in TCTB effective January 1, 2004 and the decrease in the Minority Interest's income from its limited partnership interest in TCTB for the quarter ended March 31, 2005 as compared to March 31, 2004.


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

During the three months ended March 31, 2005 and 2004, net cash (used in) provided by operating activities was $(589,987) and $85,928, respectively. The net decrease of approximately $675,900 used in operating activities is related to several items. During the three months ended March 31, 2005, the Company paid the balance, approximately $286,800, of the accrued interest on the nine promissory notes, certain of which are with related parties, entered into by Delaware in October 2002 to purchase the original 64.9% ownership interest in TCTB. With W Power's increased operations in January 2005, the Company incurred additional cash outlays of approximately $156,000 for the required collateral deposits with W Power's wholesale electricity providers and ERCOT. The remaining decrease is mainly due to an increase in operating expenses associated with the W Power's operating expensing during the three months ended March 31, 2005, and comparative information is not available for the period ended March 31, 2004.

Net cash used in investing activities was $353,129 and $280,365 for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, the Company used approximately $350,000 on remodeling lease space for new tenants which was approximately $73,000 more than the three months ended March 31, 2004. During the first three months ended March 31, 2005, the Company did not purchase or sell any investments.

Net cash provided by (used in) financing activities was $545,093 and ($176,106) for the three months ended March 31, 2005 and 2004, respectively, for a net change of approximately $721,000. During the three months ended March 31, 2005, the Company paid approximately $1,395,000 representing one half of the outstanding principal balance on the nine promissory notes entered into by Delaware in October 2002. Additionally, the Company received $2,000,000 from the issuance of the Company's Series C Preferred Stock on March 1, 2005. During the three months ended March 31, 2004, minority interest distributions were $129,905 and were related to the minority interest owners in TCTB. For the three months ended March 31, 2005, minority interest owners in TCTB did not receive a distribution.

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



ITEM 3. Controls and Procedures

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chairman and Chief

Executive Officer and Chief Financial Officer have concluded that, and have reported to the Audit Committee of the Company's Board of Directors that, management has identified certain deficiencies in the disclosure controls and procedures. The deficiencies noted were (a) a lack of documented control procedures (b) the lack of segregation of duties and (c) insufficient supervision of the Company's accounting personnel. The Company believes such deficiencies were primarily attributable to the transition the Company went through during the end of 2002 and 2003, changes in personnel within the accounting department and the Company currently having one full time employee at the corporate level. Management believes that the deficiencies noted above do not materially interfere with the Company's timely disclosure of information required to be disclosed by the Company in reports filed or submitted under the Exchange Act 1934, as amended, because accounting personnel and a member of management have first-hand knowledge of the daily transactions of the Company and that first-hand knowledge enables such personnel to accumulate and communicate such information to the Company's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding disclosure. Therefore, the Company believes that its disclosure controls and procedures are sufficient to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported with in the time period specified in the rules and forms of the SEC, notwithstanding the deficiencies noted above.

There have not been any changes in the Company's disclosure controls and procedures during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures over financial reporting.

As described in notes A2 and K to the Company's Consolidated Financial Statements included in this report, the Company restated it's previously issued Consolidated Financial Statements for the year ended December 31, 2004 and 2003, to reflect the reclassification of the operations of a discontinued business component related to its real estate operations. Previously, management of the Company did not consider its Lubbock, Texas real estate operations to be clearly distinguishable from the remainder of its real estate operations as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" or as an asset group as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management of the Company believes that such a determination requires substantial judgment based on interpretations of various accounting standards. In response to a letter from the Securities and Exchange Commission, dated August 31, 2005, concerning our reporting of the discontinued Lubbock, Texas operations in our previously issued Form 10-QSB for the three months ended March 31, 2005, the Company has restated its previously issued Consolidated Financial Statements to reclassify the discontinued Lubbock, Texas operations as a discontinued business component. The reclassification had no effect on the Company's previously reported total assets, working capital, stockholders' equity, net income (loss), and net cash flow (used in) provided by operating activities, investing activities or financing activities.

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


                                AMEN Properties, Inc.


December 19, 2005               By: /s/ Eric Oliver
                                    ---------------
                                Eric Oliver
                                Chairman and Chief Executive Officer



December 19, 2005               By: /s/ John M. James
                                    -----------------
                                John M. James
                                Chief Financial Officer and Secretary

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