Form 10QSB/A
period 2005-06-30
AMEN PROPERTIES INC
filed 2005-12-21
CIK 1037599

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


                         303 W. Wall Street, Suite 2300
                                Midland, TX 79701
 ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

Transitional Small Business Disclosure Format (check one):

Yes                       No       X
      --------------        --------------

                                Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (the "Amendment") amends the Quarterly Report on Form 10-QSB of Amen Properties, Inc. (the "Company") for the period ended June 30, 2005 which was filed on August 12, 2005 (the "Original Report"). This Amendment is being filed to include an amendment and restatement of Part II
Item 6 Management's Discussion and Analysis or Plan of Operation, Item 7 Financial Statements, and Item 8a Controls and Procedures. This amendment is being filed to modify the Company's previously reported financial statements to show the disposition of the Lubbock Building as a discontinued business component in the Company's previously issued consolidated financial statements and in management's discussion and analysis and to clarify management's evaluation f its controls and procedures.

                                      INDEX

Part I.    FINANCIAL INFORMATION                                                    PAGE

Item 1.  Consolidated Financial Statements
         Balance Sheet at June 30, 2005 (Unaudited)                                   1

         Consolidated Statement of Operations--for the three and six months ended
         June 30, 2005 and 2004 (Unaudited)                                           2

         Consolidated Statement of Cash Flows-- for the six months ended
         June 30,  2005 and 2004 (Unaudited)                                          3

         Notes to Consolidated Financial Statements (Unaudited)                       4

Item 2.    Management's Discussion and Analysis or Plan of Operation                  21

Item 3.    Controls and Procedures                                                    29

Part II.            OTHER INFORMATION

Item 1.    Legal Proceedings                                                          31

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                31

Item 3.   Defaults Upon Senior Securities                                             31

Item 4.   Submission of Matters to a Vote of Security Holders                         31

Item 5.   Other Information                                                           32

Item 6.   Exhibits                                                                    32

Signatures                                                                            34

Exhibits                                                                              35

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

                                                AMEN Properties, Inc. and Subsidiaries
                                                      CONSOLIDATED BALANCE SHEET
                                                             June 30, 2005
                                                              (Unaudited)

                                                                ASSETS

CURRENT ASSETS
   Cash and cash equivalents (notes A4, D and F)                              $       2,989,596
   Accounts receivable (notes A7 and A14)                                               850,282
   Other current assets                                                                 153,597
       Total current assets                                                   -----------------    $   3,993,475

RESTRICTED CERTIFICATE OF DEPOSIT (note G)                                                             2,100,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated
   depreciation of $1,052,270 (notes A8, A9 and I)                                                     8,232,560

ROYALTY INTERESTS, at cost net of accumulated depletion
   of $ 19,771 (notes A8, A9 and E)                                                                      143,083

LONG-TERM INVESTMENTS (notes A5 and F)                                                                    62,350

OTHER ASSETS
   Note receivable (note H)                                                             241,555
   Deferred costs (note A10)                                                             41,525
   Deposits and other assets                                                            706,512
       Total other assets                                                     -----------------          989,592
                                                                                                   -------------
                TOTAL ASSETS                                                                       $  15,521,060
                                                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                           $         682,157
   Accrued liabilities (note J)                                                         360,291
   Current portion of long-term obligations (note M)                                    250,155
   Accrued interest payable                                                              34,634
   Deferred revenue                                                                      68,683
       Total current liabilities                                              -----------------    $   1,395,920

LONG-TERM OBLIGATIONS, less current portion (note M)                                                   7,347,057

DEFERRED REVENUE                                                                                          47,833

MINORITY INTEREST (note A12)                                                                             289,248

COMMITMENTS AND CONTINGENCIES (note O)                                                                         -

STOCKHOLDERS' EQUITY (note C)
   Convertible preferred stock, $.001 par value, 5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into a total of 616,447 shares of common stock at the
        option of the holders (note A13)                                                     80
     80,000 Series "B" shares issued and outstanding, convertible into a total of 233,317 shares of common stock at the
        option of the holders (note A13)                                                     80
     125,000 Series "C" shares issued and outstanding, convertible into a total of 500,000 shares of common stock at the
        option of the holders (note A13)                                                    125
   Common stock, $.01 par value, 20,000,000 shares authorized;
     2,201,356 shares issued and outstanding                                             22,014
   Common stock warrants                                                                127,660
   Additional paid-in capital                                                        44,481,382
   Accumulated deficit                                                              (38,190,339)
       Total stockholders' equity                                             -----------------        6,441,002
                                                                                                   -------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  15,521,060
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

                                                AMEN Properties, Inc. and Subsidiaries
                                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                              For the Three and Six Months Ended June 30,
                                                              (Unaudited)

                                                                    For the Three Months             For the Six Months
                                                                         Ended June 30,                  Ended June 30,
                                                                                  As Restated                     As Restated
                                                                  -----------     -----------     -----------     -----------
                                                                      2005           2004            2005            2004
                                                                  -----------     -----------     -----------     -----------
Operating Revenue
   Rental revenue                                                 $   672,137     $   588,687     $ 1,342,319     $ 1,179,709
   Retail electricity revenue                                       1,125,596            --         1,436,385            --
                                                                  -----------     -----------     -----------     -----------
         Total operating revenue                                    1,797,733         588,687       2,778,704       1,179,709
                                                                  -----------     -----------     -----------     -----------
Operating Expense
   Cost of goods and services                                       1,143,727            --         1,423,375            --
   Rental property operations                                         452,447         324,249         858,109         633,372
   General and administrative                                         223,579         120,493         430,565         213,540
   Depreciation,  amortization and depletion                          104,671          74,990         196,506         145,425
                                                                  -----------     -----------     -----------     -----------
         Total operating expenses                                   1,924,424         519,732       2,908,555         992,337
                                                                  -----------     -----------     -----------     -----------
(Loss) income from operations                                        (126,691)         68,955        (129,851)        187,372
                                                                  -----------     -----------     -----------     -----------
Other (expense) income
    Interest income                                                    15,693           2,603          27,537           6,054
    Interest expense                                                 (148,149)       (147,183)       (262,495)       (280,592)
    Loss on sale of investments                                          --              --              --              (509)
    Other income                                                       43,578          15,594          26,414          32,985
                                                                  -----------     -----------     -----------     -----------
         Total other (expense) income                                 (88,878)       (128,986)       (208,544)       (242,062)
                                                                  -----------     -----------     -----------     -----------
(Loss) from continuing operations before income taxes
  and  minority interest                                             (215,569)        (60,031)       (338,395)        (54,690)
                                                                  -----------     -----------     -----------     -----------
Income taxes (note A10)                                                  --              --              --              --
Minority interest                                                       4,231         (28,411)        (36,593)        (61,918)
                                                                  -----------     -----------     -----------     -----------
Net (loss) from continuing operations                                (211,338)        (88,442)       (374,988)       (116,608)

Net income from discontinued business component  (note K)
                                                                         --           117,535            --           238,307
                                                                  -----------     -----------     -----------     -----------
NET (LOSS) INCOME                                                 $  (211,338)    $    29,093     $  (374,988)    $   121,699
                                                                  ===========     ===========     ===========     ===========
Net (loss) income per common share (basic)
    Net loss from continuing operation                            $      (.10)    $      (.04)    $      (.17)    $      (.05)
    Net income from discontinued business component                      --               .05            --               .11
                                                                  -----------     -----------     -----------     -----------
         Net (loss) income                                        $      (.10)    $       .01     $      (.17)    $       .06
                                                                  ===========     ===========     ===========     ===========
Net (loss) income per common share (diluted)
    Net loss from continuing operation                            $      (.10)    $      (.03)    $      (.17)    $      (.04)
    Net income from discontinued business component                      --               .04            --               .08
                                                                  -----------     -----------     -----------     -----------
         Net (loss) income                                        $      (.10)    $       .01     $      (.17)    $       .04
                                                                  ===========     ===========     ===========     ===========
Weighted average number of common shares outstanding - basic        2,201,356       2,201,356       2,201,356       2,201,356
                                                                  ===========     ===========     ===========     ===========
Weighted average number of common shares outstanding - diluted      2,201,356       3,051,120       2,201,356       3,051,120
                                                                  ===========     ===========     ===========     ===========

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                                            As Restated
                                                                                2005            2004
                                                                            -----------     ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
   Net (loss) income                                                        $  (374,988)    $   121,699
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation, amortization and depletion                                 196,506         145,425
       Loss on sale of investments                                                 --               520
       Minority interest                                                         36,593          61,918
   Changes in operating assets and liabilities:
     Accounts receivable                                                       (777,547)        (12,709)
     Deposits and other assets                                                 (634,512)        (49,691
     Deferred costs                                                             (76,198)           --
     Accounts payable                                                           567,053          43,344
     Accrued and other liabilities                                             (211,375)        (25,111)
     Deferred revenue                                                            46,389             (13)
     Discontinued business component (note K)                                      --            98,881
                                                                            -----------     -----------
   Net cash (used in) provided by operating activities                       (1,228,079)        384,263
                                                                            -----------     -----------
Cash flows from investing activities:
   Purchases of property and equipment                                         (424,348)        (29,594)
   Sales and maturity of investments                                               --            50,000
   Purchase of royalty interests                                                   --          (162,854)
   Acquisition of limited partnership interest (note B)                            --          (208,346)
   Repayments of notes receivable                                                 8,000           5,556
   Purchases of discontinued business component property and equipment             --              (906)
                                                                            -----------     -----------
   Net cash used in investing activities                                       (416,348)       (346,144)
                                                                            -----------     -----------
Cash flows from financing activities:
   Repayments of notes payable                                               (1,513,877)       (101,025)
   Net proceeds from issuance of preferred stock                              2,000,000            --
   Minority interest distributions                                                 --          (129,905)
                                                                            -----------     -----------
   Net cash provided by (used in) financing activities                          486,123        (230,930)
                                                                            -----------     -----------
Net decrease in cash and cash equivalents                                    (1,158,304)       (192,811)

Cash and cash equivalents at beginning of period                              4,147,900       2,741,527
                                                                            -----------     -----------
Cash and cash equivalents at end of period                                  $ 2,989,596     $ 2,548,716
                                                                            ===========     ===========
Non - cash investing and financing activities:
   In January 2004, the Company acquired additional interest with a note
   payable to the sellers (see note B)                                             --       $   250,778
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

2. Restatement of Previously Issued Financial Statements

The consolidated financial statements for the three months and six months ended June 30, 2004 are restated to reflect the reclassification of the operations of a certain discontinued business component, see Note K.

Effects on the Consolidated Statement of Operations for the three months and six months ended June 30, 2004:


         Three months ended June 30, 2004                                         As previously
                                                                                     reported        As restated
                                                                               ------------------  --------------
                  Revenue                                                      $      1,073,582    $     588,687
                  Operating expenses                                                    839,083          519,732
                                                                               ------------------  --------------
                  Income from operations                                                234,499           68,955
                  Other income (expense)                                               (128,986)        (128,986)
                  Minority interest                                                     (76,420)         (28,411)
                                                                               ------------------  --------------
                  Net loss from continuing operations                                    29,093          (88,442)
                  Net income from discontinued business component                             -          117,535
                                                                               ------------------  --------------
                  Net income                                                   $         29,093    $      29,093
                                                                               ==================  ==============


         Six months ended June 30, 2004                                           As previously
                                                                                    reported         As restated
                                                                               ------------------  --------------
                  Revenue                                                      $      2,147,882    $   1,179,709
                  Operating expenses                                                  1,624,886          992,337
                                                                               ------------------  --------------
                  Income from operations                                                522,996          187,372
                  Other income (expense)                                               (242,062)        (242,062)
                  Minority interest                                                    (159,235)         (61,918)
                                                                               ------------------  --------------
                  Net income (loss) from continuing operations                          121,699         (116,608)
                  Net income from discontinued business component                             -          238,307
                                                                               ------------------  --------------
                  Net income                                                   $        121,699    $     121,699
                                                                               ==================  ==============


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

As of June 30, 2005, the Company's billed account receivables did not have adequate historical data in order to determine an allowance for doubtful accounts related to the retail electricity billed revenue. Due to this lack of historical date the Company estimated the allowance for doubtful accounts related to the retail electricity revenue to be thirty-three percent of accounts receivable greater than sixty days but less than ninety days and sixty-six percent of accounts older than ninety days but less than one hundred and twenty days.

         At June 30, 2005, accounts receivable consisted of the following:



                  Tenant receivables                     $         50,093
                  Billed electricity receivables                  112,554
                  Unbilled electricity receivables                630,993
                  Other receivables                                57,375
                  Allowance for doubtful accounts                    (733)
                                                         ----------------
                  Accounts receivable, net               $        850,282

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


12. Minority Interest

Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at June 30, 2005 and 2004.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)


                           Number of        Purchase                              Number of Common
              Series        Shares          Price             Conversion Rate          Shares
             ----------   ----------    ---------------      ------------------   ------------------
                 A          80,000      $     2,000,000      $        3.2444              616,447
                 B          50,000              500,000               3.2444              154,111
                 B          10,000              100,000                3.424               29,206
                 B          20,000              200,000                4.000               50,000
                 C          125,000           2,000,000                4.000              500,000

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

NOTE F - CASH, CASH EQUIVALENTS AND INVESTMENTS

At June 30, 2005, the Company's cash and cash equivalents consist of cash in banks of approximately $2,989,596.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)



Securities available-for-sale in the accompanying consolidated balance sheet at June 30, 2005 total $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type as of June 30, 2005 are as follows:


                                                                                                        Gross
                                                                    Market            Cost           Unrealized
                                                                     Value            Basis            Losses
         As of June 30, 2005:                                 ---------------     -------------    -------------
                  Other securities                            $        62,350     $      62,350    $           -
                                                              ===============     =============    ==============



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

NOTE I - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consisted of the following at June 30, 2005:

                  Buildings                                                    $      8,447,862
                  Furniture, fixtures and equipment                                     114,190
                  Tenant improvements                                                   563,781
                  Land                                                                  158,997
                                                                               ----------------
                                                                                      9,284,830
                  Less:  accumulated depreciation                                    (1,052,270)
                                                                               ----------------
                                                                               $      8,232,560
                                                                               ================

Depreciation expense for six months ended June 30, 2005 and 2004 was $196,506, and $217,501, respectively.

NOTE J - ACCRUED LIABILITIES


         Accrued liabilities consisted of the following at June 30, 2005:

                  Accrued property taxes                                       $         92,672
                  Accrued TDSP Charges                                                  155,020
                  Other accrued liabilities                                             112,599
                                                                               ----------------
                                                                               $        360,291
                                                                               ================

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)


NOTE K - DISCONTINUED BUSINESS COMPONENT

On January 4, 2004, the Company announced that, effective December 31, 2004 the TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB Partners. Accordingly, as discussed in note A2, the operations of the Lubbock, Texas office building are reported as a discontinued business component.

In accordance with an Agreement to Distribute Assets, effective December 31, 2003, the Lubbock office building (the `Property") was distributed to the TCTB partners according to their partnership sharing ratios. The Property and two other Midland, Texas office properties owned by TCTB were subject to a lien securing TCTB's note payable to Wells Fargo Bank Texas, N.A., (see note M). The Bank agreed to release its lien on the Property in exchange for a $2,100,000 restricted certificate of deposit, (see note G), pledged by TCTB to the Bank as additional collateral. Immediately following the Property distribution, the Company and the selling minority interest partners agreed to see their undivided interest in the Property in accordance with a Purchase Agreement, to 1500 Broadway Partners, Ltd., a limited partnership, in which certain TCTB limited partners are partners and are tenants in one of TCTB's Midland office buildings.

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

Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the three and six months ended June 30, 2005 and 2004, respectively.

Three months ended June 30, 2005:


                                             CONTINUING       DISCONTINUED                      INTERCOMPANY
                                             REAL ESTATE      REAL ESTATE        OTHER AND      TRANSACTION     CONSOLIDATED
                                REP           OPERATIONS        COMPONENT        CORPORATE      ELIMINATIONS        TOTAL
                             ------------    ------------    ----------------   ------------    ------------    -------------
Revenues from external
   customers                 $  1,125,596    $    672,137    $           --             --      $       --      $  1,797,733
                             ============    ============    ================   ============    ============    =============
Revenues from other
   operating segments        $    177,295    $      4,987    $           --             --      $   (182,282)   $       --
                             ============    ============    ================   ============    ============    =============
Depreciation, amortization
   and depletion             $      1,778    $     75,777    $           --           27,116    $       --      $    104,671
                             ============    ============    ================   ============    ============    =============
Interest expense             $     11,667    $    168,477    $           --            8,918    $    (40,913)   $    148,149
                             ============    ============    ================   ============    ============    =============
Segment net
   income (loss)             $   (179,610)   $    (14,766)   $           --          (45,302)   $     28,340    $   (211,338)
                             ============    ============    ================   ============    ============    =============
Segment assets               $  1,664,153    $  7,420,442    $           --        6,828,318    $   (391,853)   $ 15,521,060
                             ============    ============    ================   ============    ============    =============
Expenditures for
   segment assets            $      8,369    $     51,959    $           --            2,891    $       --      $     63,219
                             ============    ============    ================   ============    ============    =============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)


Three months ended June 30, 2004:


                                             CONTINUING       DISCONTINUED                      INTERCOMPANY
                                             REAL ESTATE      REAL ESTATE        OTHER AND      TRANSACTION     CONSOLIDATED
                                REP           OPERATIONS        COMPONENT        CORPORATE      ELIMINATIONS        TOTAL
                             ------------    ------------    ----------------   ------------    ------------    -------------
Revenues from external
   customers                 $        --     $   588,687             484,895    $         --    $          --     $ 1,073,582
                             ============    ============    ================   ============    ============     ============
Revenues from other
   operating segments        $        --     $        --                  --    $         --    $          --     $        --
                             ============    ============    ================   ============    ============     ============
Depreciation, amortization
   and depletion             $        --     $    45,183              36,058    $     29,807    $          --     $   111,048
                             ============    ============    ================   ============    ============     ============
Interest expense             $        --     $   115,190                  --    $     31,993    $          --     $   147,183
                             ============    ============    ================   ============    ============     ============
Segment net income (loss)    $        --     $   149,185             117,534    $   (237,626)   $          --     $    29,093
                             ============    ============    ================   ============    ============     ============
Segment assets               $        --     $ 5,950,827           4,263,063    $  5,080,170         (166,870)    $15,127,190
                             ============    ============    ================   ============    ============     ============
Expenditures for
   segment assets            $        --     $     3,994                  --    $      1,452    $          --     $     5,446
                             ============    ============    ================   ============    ============     ============



Six months ended June 30, 2005:


                                             CONTINUING       DISCONTINUED                      INTERCOMPANY
                                             REAL ESTATE      REAL ESTATE        OTHER AND      TRANSACTION     CONSOLIDATED
                                REP           OPERATIONS        COMPONENT        CORPORATE      ELIMINATIONS        TOTAL
                             ------------    ------------    ----------------   ------------    -------------   -------------
Revenues from external
   customers                 $  1,436,385   $  1,342,319   $              --     $        --    $          --    $  2,778,704
                             ============    ============    ================   ============    ============     ============
Revenues from other
   operating segments        $    272,826   $     13,300   $              --     $        --    $    (286,126)   $         --
                             ============    ============    ================   ============    ============     ============
Depreciation, amortization
   and depletion             $      3,300   $    138,762   $              --     $    54,444    $          --    $    196,506
                             ============    ============    ================   ============    ============     ============
Interest expense             $     22,895   $    222,571   $              --     $    91,184    $     (74,155)   $    262,495
                             ============    ============    ================   ============    ============     ============
Segment net income (loss)    $   (264,627)  $    127,715   $              --     $  (215,232)   $     (22,844)   $   (374,988)
                             ============    ============    ================   ============    ============     ============
Segment assets               $  1,664,153   $  7,420,442   $              --     $ 6,828,318    $    (391,853)   $ 15,521,060
                             ============    ============    ================   ============    ============     ============
Expenditures for
   segment assets            $     15,495   $    403,371   $              --     $     5,482    $          --    $    424,348
                             ============    ============    ================   ============    ============     ============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)


Six months ended June 30, 2004:


                                             CONTINUING       DISCONTINUED                      INTERCOMPANY
                                             REAL ESTATE      REAL ESTATE        OTHER AND      TRANSACTION     CONSOLIDATED
                                REP           OPERATIONS        COMPONENT        CORPORATE      ELIMINATIONS        TOTAL
                             ------------    ------------    ----------------   ------------    ------------    -------------
Revenues from
   external customers        $         --    $ 1,179,709             968,173    $         --    $         --      $ 2,147,882
                             ============    ============    ================   ============    ============     ============
Revenues from other
   operating segments        $         --    $        --                  --    $         --    $         --      $        --
                             ============    ============    ================   ============    ============     ============
Depreciation, amortization
   and depletion             $         --    $    90,067              72,076    $     55,358    $         --      $   217,501
                             ============    ============    ================   ============    ============     ============
Interest expense             $         --    $   229,978                  --    $    50,6013    $         --      $   280,591
                             ============    ============    ================   ============    ============     ============
Segment net income (loss)    $         --    $   317,450             238,307    $   (434,058)   $         --      $   121,699
                             ============    ============    ================   ============    ============     ============
Segment assets               $         --    $ 5,950,827           4,263,063    $  5,080,170    $    (166,870)    $15,127,190
                             ============    ============    ================   ============    ============     ============
Expenditures
  for segment assets         $         --    $    26,681                 906    $      2,913    $         --      $    30,500
                             ============    ============    ================   ============    ============     ============




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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)


          Long-term debt as of June 30, 2005:

                                                               Long-term             Current
                                                                 Portion              Portion             Total
                                                            -----------------       ------------     -------------
                 TCTB Note                                  $       5,797,231       $    210,528     $   6,007,759
                 Delaware Notes                                     1,394,543                 --         1,394,543
                 Hexagon Note                                         155,283             39,627           194,910
                 WNB Note                                                  --                 --                --
                                                            -----------------       ------------     -------------
                           Total                            $       7,347,057       $    250,155     $   7,597,212
                                                            =================       ============     =============

         Maturities of long-term debt at June 30, 2005 are as follows:



                  2005                                                         $       250,155
                  2006                                                                 268,136
                  2007                                                                 286,311
                  2008                                                               5,374,160
                  2009                                                               1,418,450
                                                                               ---------------
                           Total                                                     7,597,212
                           Less current portion                                        250,155
                                                                               ---------------
                           Long-term portion                                   $     7,347,057
                                                                               ===============

NOTE N - RELATED PARTY TRANSACTIONS

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



                            Number of               Common Stock         Preferred C
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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2005
                                   (Unaudited)



Power Purchase Contracts

Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements at June 30, 2005, are estimated as follows:

                  2005                  $      1,761,119
                  2006                           965,474
                  2007                           684,604
                  2008                           148,960
                  2009                                 -
                                        ----------------
                           Total        $      3,560,157
                                        ================

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements for the three and six month periods ended June 30, 2005 and 2004, and related footnotes presented in
Item 1 and the Company's December 31, 2004 Form 10-KSBA, as amended.

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

Results of Operations

Overview

For the six months ended June 30, 2005, the Company generated a net loss of $374,988 or a net loss $.17 per share as compared to net income of $121,699, or net income of $.06 per share for the same period ended June 30, 2004, for a net decrease of $496,687. This decrease is mainly due to the Company's newly created, wholly owned subsidiary W Power and the sale of the Company's undivided interest in a commercial real estate property in Lubbock, Texas on December 31, 2004. For the six months ended June 30, 2005, the operations of W Power incurred a net operating loss of approximately $265,000. This loss is mainly due to W Power's general and administrative costs and a decrease in W Power's gross profit margin due to an increase of balancing costs that are based on the aggregate customer load and are determined by ERCOT through a multiple step settlement process. Balancing costs/revenues are related to the differential between the supply provided by the company through its bilateral wholesale supply and the supply required to serve the Company's customer load. The sale of the Company's undivided interest in a commercial real estate property in Lubbock, Texas on December 31, 2004, reduced the Company's income from its limited partnership interest in TCTB for the six months ended June 30, 2005 as compared to June 30, 2004 by approximately $238,000 (approximately $170,000, net to the Company's interest in TCTB of 71.348%). During the six months ending June 30, 2005, the Company, through its investments in Minerals showed an increase of approximately $21,000 in royalty income over the same period ended June 30, 2004. Additionally, the Company has been working on an appropriate method in which to compensate the Board of Directors. At the end of 2004, the Company made an accrual to compensate the Board with the issuance of restricted stock in the amount of approximately $33,000. The Board has elected to forego the restricted stock compensation for 2004 and intends on compensating the Board with the issuance of stock options.

Restatement of Previously Issued Financial Statement Information

During the third quarter of 2005, the Company received a letter from the Securities and Exchange Commission, dated August 31, 2005, concerning the Company's previous reporting of the December 31, 2004 distribution and sale of the Company's Lubbock, Texas real estate property. As a result, the Company has restated its Consolidated Financial Statements for the three months ended March 31, 2005 to reflect the reclassification of the operations of the Lubbock, Texas real estate property as a discontinued business component, see Notes A2 and K to the Consolidated Financial Statements included herein. The restatement did not change the Company's previously reported loss for the period ending June 30, 2005. The following analysis reflects the restated June 30, 2005 operating results.

Revenues

For the three months ended June 30, 2005

For the three months ended June 30, 2005, the Company experienced an increase in rental revenue of approximately $83,000 as compared to the same period ended June 30, 2004. The increase is mainly due to the Company's purchase on July 30, 2004 of a twelve floor multi-tenant office building in down town Midland, Texas through its 71.348013% limited partnership interest in TCTB. Due to W Power not being in operations during the three months ended June 30, 2004, comparative information for retail electricity revenue is not available. For the three months ended June 30, 2005, as compared the three months ended March 31, 2005, retail electricity revenue increased approximately $815,000. This increase is mainly due to W Power acquiring approximately 1,000 new meters during the middle of May 2005.

For the six months ended June 30, 2005

For the six months ended June 30, 2005, the Company experienced an increase in rental revenue of approximately $162,600 as compared to the same period ending June 30, 2004. The increase is mainly due to the Company's purchase on July 30, 2004 of a twelve floor multi-tenant office building in down town Midland, Texas through its 71.348013% limited partnership interest in TCTB. Due to W Power not being in operations during the six months ended June 30, 2004, comparative information is not available for retail electricity revenue.

Operating expenses

For the three months ended June 30, 2005

Total operating expenses for the quarters ended June 30, 2005 and 2004 were $1,924,424 and $519,732 respectively. The increase of approximately $1,405,000 in operating expense is mainly related to W Power's purchase of wholesale electricity of approximately $1,144,000. The remaining increase of operating expenses is related to the increase in general and administrative costs associated with W Power and an increase in rental property operations associated with the newly acquired twelve floor multi-tenant office building in downtown Midland, Texas.

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

Rental property operations and depreciation expense increased approximately $128,000 and $30,000, respectively, for the three months ended June 30, 2005 as compared to June 30, 2004. The increase for property operations is attributable to the newly acquired twelve floor multi-tenant office building in down town Midland, Texas coupled with an increase in utility expense due to the rising costs of energy. The increase in depreciation expense is also attributable to the newly acquired twelve floor multi-tenant office building in down town
Midland, Texas and by additional depreciation associated with buildout cost incurred by TCTB during the first quarter of 2005.

For the three months ended June 30, 2005 as compared to the same period ending June 30, 2004, general and administrative costs increased approximately $103,000. This increase is mainly due to W Power beginning operations in January 2005.

For the six months ended June 30, 2005

Total operating expense for the six months ended June 30, 2005 as compared to same period ended June 30, 2004 increased approximately $1,916,000. This increase is mainly related to W Power's purchase of wholesale electricity of approximately $1,423,000. The remaining increase of approximately $493,000 in operating expenses is related to the increase general and administrative costs associated with W Power and an increase in rental property operations associated with the newly acquired twelve floor multi-tenant office building in downtown Midland, Texas.

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

Rental property operations and depreciation expense increased approximately $225,000 and $51,000 respectively, for the six months ended June 30, 2005 as compared to six months ended June 30, 2004. The increase for property operations is attributable to the newly acquired twelve floor multi-tenant office building in downtown Midland, Texas coupled with an increase in utility expense due to the rising costs of energy. The increase in depreciation expense is also attributable to the newly acquired twelve floor multi-tenant office building in down town Midland, Texas and by additional depreciation associated with buildout cost incurred by TCTB during the first quarter of 2005

For the six months ended June 30, 2005 as compared to the same period ending June 30, 2004, general and administrative costs increased approximately $217,000. This increase is mainly due to W Power beginning operations in January 2005.

Other (expense) income

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

For the three months ended June 30, 2005 and 2004, the Company incurred a net change in other expense of approximately $28,000. This change is mainly related to the Company's Board foregoing the 2004 restricted stock compensation accrued on December 31, 2004 in the amount of approximately $33,000. The Board intends to begin using the issuance of stock options as compensation for the Board of Directors.

For the six months ended June 30, 2005

For the six months ended June 30, 2005, as compared to the same period ended June 30, 2004, the Company experienced an increase of approximately $21,500 in interest income. This increase is mainly due to the interest income the Company received on the $2,100,000 certificate of deposit with Wells Fargo, Bank N.A.

For the six months ended June 30, 2005 and 2004, the Company experienced a net decrease in other income of approximately $6,500. The decrease in mainly associated with the Company expensing all legal expenses related to the issuance of the Company's Series C Preferred Stock during the first quarter of 2005 which is partially offset with the Company's Board foregoing the 2004 restricted stock compensation accrued on December 31, 2004 in the amount of approximately $33,000. The Board intends to begin using the issuance of stock options as compensation for the Board of Directors.

Minority interest

For the three months ended June 30, 2005

Minority interest income (expense) for the three months ended June 30, 2005 and 2004 was $4,231 and $(28,411), respectively, and reflects the minority interest owners share of net income (expense) of TCTB. The decrease in minority interest is related to the Company's purchase of an additional 6.485533% interest in TCTB effective January 1, 2004, and the decrease in income at TCTB due to the sale of the commercial real estate building in Lubbock, Texas on December 31, 2004.

For the six months ended June 30, 2005

For the six months ended June 30, 2005 minority interest expense decreased approximately $25,000. This decrease in minority interest expense is mainly due to a decrease in income from TCTB associated with the sale of the commercial real estate building in Lubbock, Texas on December 31, 2004.



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

During the six months ended June 30, 2005 and 2004, net cash (used in) provided by operating activities was $(1,228,079) and $384,263, respectively. The net decrease of approximately $1,612,342 used in operating activities is related to several items. During the six months ended June 30, 2005, the Company paid the balance, approximately $286,800, of accrued interest on the nine promissory notes, certain of which are related parties, entered into by Delaware in October 2002 to purchase the original 64.9% ownership in TCTB. During the six months ended June 30, 2005, the Company incurred additional cash outlays of approximately $634,500 for the required collateral deposits with W Power's wholesale electricity providers and ERCOT. The remaining decrease in net cash provided by operating activities is due to the operating expenses associated with W Power and a decline in net operating cash provided by the Company's limited partnership interest in TCTB due to the sale of the commercial real estate building in Lubbock, Texas on December 31, 2004.

Net cash used in investing activities was $416,348 and $346,144 for the six months ended June 30, 2005 and 2004, respectively. For the six months ending June 30, 2005, the Company used approximately $424,000 on remodeling lease space for new tenants which was approximately $394,000 more than the six months ended June 30, 2004. During the six months ending June 30, 2005, the Company did not purchase or sell any investments.

Net cash provided by (used in) financing activities was $486,123 and $(230,930) for the six months ended June 30, 2005 and 2004, respectively, for a net change of approximately $717,000. During the six months ended June 30, 2005, the Company paid approximately $1,395,000 representing one half of the outstanding principal balance on the nine promissory notes entered into by Delaware in October 2002, to purchase the original 64.9% limited interest in TCTB. Additionally, the Company received $2,000,000 from the issuance of the Company's Series C Preferred Stock on March 1, 2005. During the six months ended June 30, 2004, minority interest distributions were $129,905 and were related to the minority interest owners in TCTB. For the six months ended June 30, 2005, minority interest owners in TCTB did not receive a distribution

Currently, the Company has a net operating tax loss ("NOL") carry forward in excess of $29 million. This NOL is related to the Company's operations prior to the Company presenting the 2002 business plan to shareholders. Management believes the present value of this NOL is between $2.5 and $5 million and has been diligent in its efforts to ensure its preservation and utilization.




ITEM 3. Controls and Procedures

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is assembled and reported to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, and have reported to the Audit Committee of the Company's Board of Directors that, management has identified certain deficiencies in the disclosure controls and procedures. The deficiencies noted were (a) a lack of documented control procedures (b) the lack of segregation of duties and (c) insufficient supervision of the Company's accounting personnel. The Company believes such deficiencies were primarily attributable to the transition the Company went through during the end of 2002 and 2003, changes in personnel within the accounting department and the Company currently having one full time employee at the corporate level. Management believes that the deficiencies noted above do not materially interfere with the Company's timely disclosure of information required to be disclosed by the Company in reports filed or submitted under the Exchange Act 1934, as amended, because accounting personnel and a member of management have first-hand knowledge of the daily transactions of the Company and that first-hand knowledge enables such personnel to accumulate and communicate such information to the Company's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding disclosure. Therefore, the Company believes that its disclosure controls and procedures are sufficient to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported with in the time period specified in the rules and forms of the SEC, notwithstanding the deficiencies noted above.

There have not been any changes in the Company's disclosure controls and procedures during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures over financial reporting.

As described in notes A2 and K to the Company's Consolidated Financial Statements included in this report, the Company restated it's previously issued Consolidated Financial Statements for the year ended December 31, 2004, to reflect the reclassification of the operations of a discontinued business component related to its real estate operations. Previously, management of the Company did not consider its Lubbock, Texas real estate operations to be clearly distinguishable from the remainder of its real estate operations as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" or as an asset group as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management of the Company believes that such a determination requires substantial judgment based on interpretations of various accounting standards. In response to a letter from the Securities and Exchange Commission, dated August 31, 2005, concerning our reporting of the discontinued Lubbock, Texas operations in our previously issued Form 10-QSB for the three months and six months ended June 30, 2005, the Company has restated its previously issued Consolidated Financial Statements to reclassify the discontinued Lubbock, Texas operations as a discontinued business component. The reclassification had no effect on the Company's previously reported total assets, working capital, stockholders' equity, net income (loss), and net cash flow (used in) provided by operating activities, investing activities or financing activities.

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


------------------------------------- -------------- ------------- --------------- -------------- -----------
                                                      Percentage      Against       Percentage
                                                       of Votes                      of Votes
             Proposal I                    For           Cast         Against          Cast        Abstain
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

------------------------ ------------ -------------- ------------- --------------- -------------- -----------
                           Total                       Percentage
                           Voting                      of Votes                                      Abstain
                           Shares          For           Cast         Against       Percentage    of Votes Cast
------------------------ ------------ -------------- ------------- --------------- -------------- -------------
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


------------------------ ------------ -------------- ------------- --------------- -------------- -----------
                           Total                      Percentage
                           Voting                      of Votes                                     Abstain
                           Shares          For            Cast         Against       Percentage  of Votes Cast
------------------------ ------------ -------------- ------------- --------------- -------------- -----------
Proposal IV                3,208,278      1,874,448     58.43%             16,061       .5%            3,016
------------------------ ------------ -------------- ------------- --------------- -------------- -----------


ITEM 5.  Other Information

None to report.

ITEM 6.  Exhibits

(a) EXHIBITS:

Exhibit
Number       Description
---------    ------------
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

Exhibit
Number       Description
---------    ------------
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


                                    AMEN Properties, Inc.



December 19, 2005                   By: /s/ Eric Oliver
                                    --------------------------------------------
                                         Eric Oliver
                                         Chairman and Chief Executive Officer



December 19, 2005                   By: /s/ John M. James
                                    --------------------------------------------
                                         John M. James
                                         Chief Financial Officer and Secretary

Exhibit
Number       Description
---------    ------------
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