Form 10KSB
period 2005-12-31
AMEN PROPERTIES INC
filed 2006-03-29
CIK 1037599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                   For the fiscal year ended December 31, 2005

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-22847

                              AMEN Properties, Inc.
                    (Exact Name of Registrant in Its Charter)


                  DELAWARE                                54-1831588
        -------------------------------        ---------------------------------
        (State or Other Jurisdiction of        (IRS Employer Identification No.)
         Incorporation or Organization)

           303 West Wall St. Suite 2300
                 MIDLAND, TX                                 79701
    ----------------------------------------        ------------------------
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. / /

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes / / No /X/

The issuer's revenues from operations for the twelve months ended December 31, 2005 were $10,180,892.

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold at February 15, 2006 was approximately $12.8 million.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

The total number of shares outstanding of the issuer's common stock as of February 15, 2006 was 2,206,215.

Transitional Small Business Disclosure Format (Check One):  Yes        No   X

                                                               -------    ------

Documents Incorporated by Reference

Exhibits to certain of the Company's filings are incorporated by reference as Exhibits to this Report as set forth in Part III, Item 13.

Portions of the Company's definitive proxy statement for its 2006 annual shareholders meeting to be filed on or before May 17, 2006, is incorporated by reference in Part III.

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

Background

The Company was originally incorporated as DIDAX Inc. in January 1997 and through the end of December 31, 2002 operated under the name Crosswalk.com, Inc. and consisted primarily of the operation of CROSSWALK.COM(TM) and a direct mail advertising service. During the last quarter of 2002, the Company sold substantially all of the assets used, required, useful, or otherwise relating to the operations of both businesses. The Company then changed its name to Amen Properties, Inc. (hereinafter referred to as "AMEN" or "the Company") effective February 3, 2003. Following shareholder approval of a new business plan in 2002, the Company initially acquired an approximate 64.86% limited partnership interest in TCTB Partnership Partners, Ltd. ("TCTB") and in early 2004 the Company acquired an additional 6.485533% interest in TCTB. This additional interest purchased combined with the initial limited partnership interest purchased in 2002 gives the Company a total of 71.348013% limited partnership interest in TCTB. In July of 2004, the Company funded its newly created wholly owned subsidiary, W Power and Light, L.P. ("W Power"). The creation of W Power has allowed the Company to enter a new market created when the Texas legislature adopted the Texas Electric Choice Plan, which significantly changed the regulatory structure governing electric utilities in the State of Texas.

Under the 2002 business plan, we have attempted to grow our business through selective acquisitions of cash-generating assets focusing on value added plays in three distinct arenas that have historically generated large amounts of ordinary income - commercial real estate in secondary stagnant markets, commercial real estate in out of favor growth markets and in oil and gas royalties. While we have focused on these areas, we have also considered and evaluated opportunities to acquire other properties and businesses that have a consistent and stable cash flow history. During 2004 we extended the 2002 business plan to include our new electricity retail business, W Power, and our intent is to accumulate these assets to generate income and create shareholder value.

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

The Company makes available, free of charge, its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (the "SEC"). These reports may also be obtained directly from the SEC via an Internet site (HTTP://WWW.SEC.GOV) and at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

In July of 2004, the Company funded its newly created wholly owned subsidiary, W Power. It should be noted that the formation and funding of W Power signifies an expansion from the Company's prior business focus. This change of focus contains significantly more risk than the incremental asset based model we were pursuing that resulted in limited opportunities. Though the Company may consider opportunities to acquire cash flow generating assets, the Company is currently focusing its efforts on the retail electricity market in Texas through W Power as a Retail Electric Provider ("REP") to compete in the Texas market. The creation of W Power has allowed the Company to enter a new market created when the Texas legislature adopted the Texas Electric Choice Plan, which significantly changed the regulatory structure governing electric utilities in Texas. In September 2004, the Public Utility Commission of Texas ("PUCT") awarded W Power a license to begin commercial REP operations in Texas and in November 2004 W Power received its certification from the Electric Reliability Council of Texas ("ERCOT"). As a REP, W Power sells electricity and provides the related billing, customer service, collection and remittance services to residential, commercial, and industrial customers. W Power offers its customers low electricity rates, flexible payment and pricing choices, simple offers and understandable terms and responsive customer service. The Texas regulatory structure and legislation permits independent REPs (companies unaffiliated with an incumbent utility in a particualar geographic area), such as W Power, to procure and sell electricity at unregulated prices and pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to the customers. Though we have not abandoned the 2002 business model, our focus is to support W Power for the immediate future. Our near-term objectives are to actively monitor TCTB and continue to build a strong customer base in W Power.

During 2004, the Company obtained two royalty interests through its wholly owned subsidiary Amen Minerals, L.P. for a total cost of approximately $162,854. The Company received approximately $53,095 in gross revenues from these royalties for the year ending December 31, 2005

Management continues to assess opportunities to add value for our shareholders whether under the 2002 business plan or extension of the principles of that plan. We are committed to remaining patient, while maximizing our return on the TCTB acquisition and the development of W Power. TCTB's performance will depend on its ability to collect rent from tenants and minimize the cost of ownership and maintenance. If TCTB's tenants or prospective tenants experience a change in business conditions or a downturn in their business, it may experience a delay in lease commencements, or a decline in renewals and lease extensions. Any failure of tenants to operate under the terms of their lease, make timely rental payments consistent with lease terms, or remain solvent, could result in the termination of the tenants' leases and the loss of rental income. We believe TCTB will work diligently to attract and retain quality tenants in order to mitigate this risk to the greatest extent possible. W Power's performance will depend on its ability to attract and maintain a strong customer base, manage overhead costs, implement efficient controls and procedures, and have sufficient collateral to meet its credit requirements made by its generators, power marketers, ERCOT, and other electricity providers. We believe that W Power is positioned to meet these requirements and is capable of strong growth in the future, subject to the inherent risks and limitations associated with a start-up company.

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

Impact of Government Regulation and Environmental Laws

Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials that are located on or under the property. Specific asbestos remediation took place in the Bank of America Tower (as defined herein) prior to the Company's ownership. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of those substances. In connection with our ownership and operation of properties, we may be liable for these costs, which could be substantial. Also, our ability to arrange for financing secured by that real property might be adversely affected because of the presence of hazardous or toxic substances or the failure to properly remediate any contamination. In addition, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from our properties.

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

The Properties are operated by an in-house management team which oversees all operations of both the Bank of America Tower and the Century Plaza Tower. TCTB currently has a team of four maintenance workers, who assist and oversee in the Properties repairs and daily maintenance. TCTB employs a property manager who is responsible for the accounting functions of TCTB, letting of space and corresponding with the tenants and the building maintenance crew for any tenant complaints. Due to the close proximity of the Properties to one another management has been able to utilize the in-house maintenance crew and the property manager in each of the Properties.

On January 4, 2005, the Company announced that, effective December 31, 2004, the TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB minority owners.

In accordance with an Agreement to Distribute Assets, effective December 31, 2004, the Lubbock office building (the "Lubbock Property") was distributed to the TCTB partners according to their partnership sharing ratios. The Lubbock Property distribution to the TCTB minority interest partners resulted in an approximate $979,000 reduction in the Company's property, plant and equipment and a corresponding reduction in minority interest. The Lubbock Property was subject to a lien securing the TCTB's Note (as defined herein) The Bank agreed to release its lien on the Lubbock Property in exchange for a $2,100,000 restricted certificate of deposit pledged by TCTB to the Bank as additional collateral.

Immediately following the distribution of the Lubbock Property, the Company and the selling minority interest partners agreed to sell their undivided interest in the Lubbock Property for a negotiated purchase price of $4,568,614, in accordance with a Purchase Agreement, to 1500 Broadway Partners, Ltd., a limited partnership, in which certain TCTB limited partners (non-selling minority interest partners) are partners and are tenants in one of TCTB's Midland office buildings. The Company received net proceeds of $3,924,141 for its undivided interest in the Lubbock Property that resulted in a gain of $905,118.

The Company used $1,681,346 of the net proceeds to reduce the principal amount of certain debt by $1,394,544 and to pay accrued interest of $286,802. The remaining proceeds were used for start-up working capital purposes for W Power.

W Power provides electricity and energy services to retail and wholesale customers in the State of Texas. W Power provides energy products and services to approximately 2,000 retail electricity customers ranging from residential and small business customers to large commercial, industrial and governmental/institutional customers. As of December 31, 2005 W Power flowed approximately 71,228 MWhrs of electricity to its retail customers. Our business operations consist primarily of providing retail electricity to retail customers and providing wholesale energy as a qualified scheduling entity ("QSE") or power marketer to competitive retail electricity providers.

Retail Electricity

W Power is responsible for its customer's account initiation and termination as well as energy supply management, scheduling, billing/remittance processing, and customer service. ERCOT oversees all aspects of the Texas power grid, and all retail electric providers must be certified by ERCOT to operate in the Texas markets. ERCOT was founded in 1970 to oversee the Texas power grid and under deregulation ERCOT serves as the Independent System Operator of the power grid in Texas and enables retail providers, generators, transmission and distribution service providers, and ultimately customers, to operate in a deregulated marketplace in Texas. ERCOT is continuously performing five major processes to support the retail provider:

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

Wholesale Energy

W Power is a registered Power Marketer in Texas. A power marketer is an entity that owns electric energy in Texas for the purpose of selling the electric energy at wholesale prices but does not own generation, transmission, or distribution facilities and does not have a certificated service area. W Power, as a power marketer and an ERCOT QSE, acquires wholesale electric energy for resale to itself and other REPs in the Texas market. W Power buys 100% of its energy for its retail operations from its wholesale operations. W Power's wholesale energy operations group is currently selling wholesale electricity to another retailer other than its own. This arrangement is not currently in a contractual agreement, but rather a daily transaction subject to W Power being prepaid prior to assignment of the purchased electricity.

Marketing and Sales

The majority of energy sold by W Power is to customers acquired through outside sales channels of electric aggregators and brokers. These channels provide a cost-effective means of customer acquisition in the commercial markets. These outside sales channels typically have an exclusive agreement with an end-use customer to assist with the selection of a REP. W Power competes aggressively to attract quality customers through these channels. To date, W Power has relied on outside sales channels, word-of-mouth marketing, and limited press coverage to attract new customer inquiries. During 2005, W Power began a series of marketing activities including direct mailing, focused customer telemarketing and cold calling.

Electricity Supply

W Power is certified by ERCOT to engage in both retail and wholesale marketing activities. We serve as our own QSE which involves the procurement, scheduling, and financial settlement of energy for our retail customer portfolio. Currently, W Power anticipates purchasing power from any and all wholesale power generation companies based on competitive purchase price offerings. Scheduling and market settlements are facilitated through ERCOT, while bilateral energy purchases and payments are negotiated in the open market. W Power may enter into forward transactions for the delivery of fixed energy volumes for a specified term, and possibly, use shorter term (typically month-ahead) swaps in which W Power purchases natural gas and delivers it to an electricity producer or marketer in exchange for electricity when it believes that market conditions are appropriate. These gas-for-power swaps may reduce the working capital and collateral requirements to the benefit of W Power.

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

The second category of competitors are independent REPs and include but are not limited to, Green Mountain Energy, Cirro Energy, Strategic Energy, Constellation Energy, Tractebel Energy Services, and Utility Choice. Some of the REPs choose to compete only in the small commercial segment, while others compete in the residential, small commercial, and industrial segments. The sizes of these REPs vary as do their approaches to the market.

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

Opportunities in these areas will be based on our evaluations and a system whereby we formulate a cash flow series with at least 10 possible outcomes. We will then assign probability percentages to each of the outcomes. Based on the assigned probabilities, we will arrive at estimated weighted return of total capital.
These estimated returns should meet the following four criteria to warrant additional due diligence:

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

Description of Real Estate and Operating Data

The Properties are owned by TCTB and managed and operated by TCTB Company, Inc., as general partner of TCTB. AMEN initially acquired 64.9% of the limited partnership interest of TCTB in 2002 and an additional 6.485% effective January 1, 2004. The Properties consist of commercial real estate in Midland, Texas. The twenty-four-story Midland property ("Bank of America Tower"), where the Company's headquarters are located, was completed in 1977 and encompasses 329,178 rentable square feet and is approximately 84% occupied. It also includes a 17-lane drive through bank and a 900 space-parking garage. The average lease term is 4 years and the major tenant is Bank of America. There are a total of three tenants in the Bank of America Tower who account for ten percent or more of the rentable space, consisting of the bank, Pioneer Natural Resources, Inc., a public oil and gas company, and a privately held oil and gas company. The general provisions of the leases require TCTB to provide each tenant useable office space for a monthly fee and to provide the maintenance, utilities, janitorial and security expenses. Additionally, the lease agreement allows for the determination of the incremental increases of the building operations to be passed through to the tenants. The average annual net rental per occupied square foot was $7.83 for the year ended December 31, 2005. Century Plaza Tower was purchased on July 30, 2004 by TCTB at a negotiated price of $436,500 ($311,434 net to the Company's interest). Century Plaza Tower was built in 1979 and renovated in 1990. It is a twelve story high rise with 99,422 rentable square feet and is approximately 43% occupied. The majority of the tenants are on a month to month lease and the Century Plaza Tower currently has one major tenant occupying approximately 10% of the occupied rentable square feet. The average annual net rental per occupied square foot was $5.52 for the year ended December 31, 2005. The newly created wholly owned subsidiary of the Company, W Power, occupies the first floor of Century Plaza Tower. A limited investment in capital improvements on the Midland buildings in 2006 is estimated to be approximately $300,000 ($214,044 net to AMEN's interest) and these expenditures are expected to be mainly associated with tenant improvements and/or build outs. The Bank of America Tower is held for income generating capabilities and it is the intention of management that the Century Plaza Tower will be primarily used for the growth of the Company's wholly owned subsidiary W Power and Light, LP. In May of 2002, the Bank of America Tower under went an appraisal performed by the Real Estate Research Corporation. In that appraisal, the Bank of America Tower was indicated to be in average condition. It is management's opinion that the Century Plaza Tower is also in average condition. The typical tenants, other than the Bank of America, are independent oil and gas producers and financial service providers.

The following table sets forth certain information concerning lease expirations, excluding month to month leases and assuming no renewals for each Property:


 Bank of America Tower

                                                                Percentage
                  Number of                                      of Total        Percentage of
    Lease          Leases      Square Feet     Annualized       Square Feet    Total Annualized
  Expiration      Expiring      Expiring     Gross Base Rent     Expiring       Gross Base Rent
------------------------------------------------------------------------------------------------

       2006            17           81,882       $ 1,785,727          35.8%               39.9%
       2007            11           64,564         1,433,563          28.2%               32.0%
       2008             7           22,551           625,453           9.9%               14.0%
       2009             4           16,869           544,308           7.4%               12.2%
       2010            13           42,699            85,318          18.7%                1.9%
       2011             -                -                 -              -                   -
       2012             -                -                 -              -                   -
       2013             -                -                 -              -                   -
       2014             -                -                 -              -                   -
       2015             -                -                 -              -                   -
            ------------------------------------------------------------------------------------

Total                  52          228,565       $ 4,474,369         100.0%              100.0%
            ====================================================================================

Century Plaza Tower
                                                                Percentage
                  Number of                                      of Total        Percentage of
    Lease          Leases      Square Feet     Annualized       Square Feet    Total Annualized
  Expiration      Expiring      Expiring     Gross Base Rent     Expiring       Gross Base Rent
------------------------------------------------------------------------------------------------

       2005             2            2,165         $  56,175          23.1%               75.3%
       2006             5            7,212            18,402          76.9%               24.7%
       2007             -                -                 -              -                   -
       2008             -                -                 -              -                   -
       2009             -                -                 -              -                   -
       2010             -                -                 -              -                   -
       2011             -                -                 -              -                   -
       2012             -                -                 -              -                   -
       2013             -                -                 -              -                   -
       2014             -                -                 -              -                   -
            ------------------------------------------------------------------------------------
Total                   7            9,377          $ 74,577         100.0%              100.0%
            ====================================================================================


The federal tax basis for the two properties is $5,894,391. Of this amount, $4,063,742 is related to the buildings that will be depreciated, for tax purposes, over 39 years using the straight-line method; $803,901 has been allocated to the parking garages that will be depreciated, for tax purposes, using the 150% declining balance method over 15 years; $104,138 has been allocated to partitions and flooring which will be depreciated, for tax purposes, using the 200% declining balance over 5 years; $236,893 has been allocated to building improvements and will be depreciated, for tax purposes, using the 200% declining balance over 7 and 5 years; $575,268 has been allocated to tenant improvements and will depreciated, for tax purposes, using the 200% declining balance over the life of the lease or over 39 years using the straight-line method; and $110,449 has been allocated to land that will not be depreciated.

The Bank of America Tower is financed by a loan from Wells Fargo Bank (the "TCTB Note"), originally a $6.8 million non-recourse note bearing annual interest of 7.23% with a 20-year amortization that contains a balloon payment on May 31,
2009 of $5,088,098, assuming no prepayment, and is secured by a $2,100,000 certificate of deposit and the Bank of America Tower. The current balance of the note is $5,905,034. TCTB is making monthly payments of principal and interest in the amount of $53,663 for the term note until the maturity date. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000. Additionally, the TCTB Note contains a prepayment penalty ranging from 1% to 3% of the outstanding balance.

The Properties are subject to an annual realty tax rate of approximately 3.19105%. For the year ending December 31, 2005 the annual realty tax was $171,894 and $14,094 for the Bank of America Tower and the Century Plaza Tower, respectively.

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

None during the fourth quarter of the fiscal year ended December 31, 2005.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From January 1 to December 31, 2005, AMEN Properties, Inc.'s common stock traded on the NASDAQ Small Cap Market(SM) ("NASDAQ Small Cap") under the symbol "AMEN".

The following table sets forth the ranges of high and low sales prices of our common stock for each quarter within the last two fiscal years as reported on the NASDAQ Small Cap.


                                                       High              Low
                                                     --------          --------
First Quarter 2004:                                  $ 3.50            $ 1.50

Second Quarter 2004:                                 $ 3.05            $ 2.01

Third Quarter 2004:                                  $ 3.05            $ 1.85

Fourth Quarter 2004:                                 $ 4.88            $ 2.54

First Quarter 2005:                                  $ 7.49            $ 3.91

Second Quarter 2005:                                 $ 6.59            $ 3.97

Third Quarter 2005:                                  $ 8.04            $ 5.64

Fourth Quarter 2005:                                 $ 6.75            $ 5.50

January 1, 2006 through March 15, 2006               $ 6.11            $ 5.29

At March 15, 2006, the closing price for our common stock, as reported by NASDAQ Small Cap, was $5.55 per share. There are approximately 149 holders of record of our common stock, as of March 15, 2006. A number of such holders of record are brokers and other institutions holding shares of common stock in "street name" for more than one beneficial owner. The Company's transfer agent and registrar is the American Stock Transfer and Trust Company. We have not paid and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Under the terms of the loan agreement between the Company and Western National Bank, the Company is required to obtain consent in writing from Western National Bank before the Company shall declare or pay any dividends.


Securities Authorized for Issuance Under Equity Compensation Plans

The  following  table is provided in  compliance  with Item 201(d) of Regulation
S-B:


       ----------------------------------------------------------------------------------------------------
       Plan category             Number of       Weighted-average       Number of securities remaining
                               securities to    exercise price of     available for future issuance under
                                 be issued         outstanding        equity compensation plans (excluding
                                   upon         options, warrants     securities reflected in column (a))
                                exercise of         and rights
                                outstanding
                                  options,
                               warrants and
                                   rights

       ----------------------------------------------------------------------------------------------------
                                    (a)                (b)                            (c)
       ----------------------------------------------------------------------------------------------------
        Equity compensation                                                         313,443
         plans approved by        433,603            $14.06
          security holders
       ----------------------------------------------------------------------------------------------------
        Equity compensation
         plans not approved         None              None                           None
          security holders
       ----------------------------------------------------------------------------------------------------
               Total              433,603            $14.06                         313,443
       ----------------------------------------------------------------------------------------------------


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

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from its tenants and billed and unbilled customer retail electricity usage flowed for a given period. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants and customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income. As of December 31, 2005, the W Power's billed account receivables did not have adequate historical data in order to determine an allowance for doubtful accounts related to the retail electricity billed revenue. Due to this lack of historical data the Company estimated the allowance for doubtful accounts related to the retail electricity revenue to be thirty-three percent of accounts receivable greater than sixty days but less than ninety days and sixty-six percent of accounts older than ninety days but less than one hundred and twenty days. Accounts receivable greater than one hundred and twenty days are forwarded to a third party collection agency.

Stock Options

The Company accounts for its options granted to employees in accordance with APB 25 and SFAS 148. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 based on their fair value as determined by the Black-Scholes option-pricing model. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net income and net income per share for the years ended December 31, 2005 and 2004 would have been decreased by approximately $151,000 and $22,000, respectively. See Footnote S to the Company's Consolidated Financial Statements included herein.

Results of Operations Full Year 2005 Compared to Full Year 2004

W Power did not attain its market share benchmark as previously expected by management. This was due to W Power intentionally limiting its acquisition of customers during 2005. Unforeseen levels of wholesale electricity and natural gas price escalation and volatility created a marketplace which made customer acquisition both difficult and unprofitable for W Power. A number of events contributed to the price volatility. These include an extended period of above-average summer and fall temperatures, record-breaking electricity demand and consumption across Texas, a shortage of electric generating capacity, two significant hurricanes which disrupted natural gas production and transportation, and a series of geopolitical events affecting energy markets. While some of these events were extraordinary, we are concerned that a longer lasting structural change in the Texas wholesale electricity market may have occurred due to reduced generating capacity reserve margins. If so, W Power will continue to see high price volatility in this market even with sharp declines in natural gas prices. W Power may have difficulty in maintaining gross profit margins sufficient to offset the increased price volatility. However, given the fact that W Power faced significant market conditions mentioned above during its first year of operations, W Power was able to show positive earnings for the month of December 2005. We believe W Power will need to continue its conservative growth strategy and focus on growing its customer base in a deliberate manner with segments where relatively larger gross margins are available, rather than top line revenue and market share.

W Power will also be challenged by higher commodity energy prices which increase the amount of capital requirements to hedge forward its electricity requirements using the Company's available cash and credit facilities. Additionally, contracting with customers for longer terms at current prices increase the risk associated with bad debt, particularly if prices were to decline sharply.

We continue to believe the largest risks facing W Power are managing its growth wisely and maintaining sufficient credit availability to support that growth. Even with continued deliberate limiting of its growth, the Company's business model leads management to expect earnings from operations, before income tax, depreciation and amortization, to be positive for 2006.

Overview
--------

For the year ended December 31, 2005, the Company showed a net loss of $704,562 or $.32 per share as compared to net income of $801,255, or $.36 per share for the same period ended December 31, 2004, for a change of approximately $1,506,000. This change is primarily due to the Company's distribution and simultaneous sale of its undivided interest in the Lubbock building on December 31, 2004. This transaction resulted in a gain of approximately $905,100 and a reclassification of approximately $394,000 from operating income to income from a discontinued business component for the year ending December 31, 2004. The remaining portion of the net loss is related to the Company entering into the retail electricity market in Texas through its newly formed wholly owned subsidiary W Power. W Power began commercial operations on January 1, 2005 and showed a net loss of approximately $351,000 for the year ending December 31, 2005.

Revenues
--------

The Company's consolidated revenues were $10,180,892 for the period ending December 31, 2005, compared to $2,461,629 for the period ending December 31, 2004. This significant increase was due primarily to W Power's start of commercial operations on January 1, 2005. For the period ending December 31, 2005, W Power had total revenues of approximately $7,172,000.

The Company's rental revenue from TCTB increased for the period ending December 31, 2005 over the same period ending December 31, 2004 by approximately $ 547,000. The increase is mainly due to the Company reporting a full year of rental revenue for a twelve floor multi-tenant office building in Midland, Texas acquired on July 30, 2004. Additionally, during the third quarter of 2005 management of TCTB began to pass through the incremental increase of building operating expenses for the Bank of America Tower. This pass through of expenses resulted in an increase of revenue of approximately $302,000. Further discussion of the Company's real estate properties can be found in Item 2.

Operating expenses
------------------

Total operating expenses for the period ending December 31, 2005 and 2004 were $10,182,561 and $2,342,083, respectively. The increase of approximately $7,841,000 in operating expense is mainly related to W Power's cost of goods and services, mainly the purchase of wholesale electricity, of approximately $6,924,000 and an increase in general and administrative costs of approximately $434,000, mainly associated with W Power. Additionally, the Company experienced an increase in the building operating expenses due to the Company reporting a full year of building operations for a twelve floor multi-tenant office building in Midland, Texas acquired on July 30, 2004 and an increase of the building utilities due to the rising costs of energy.

W Power's cost of goods and services were approximately $6,924,000 or 96.5% of retail electricity sales for the period ended December 31, 2005. W Power's gross profit was approximately $248,000 or 3.5% of retail electricity sales for the period ending December 31, 2005. Due to W Power not being in operations during the period ended December 31, 2004 comparative information is not available.

Rental property operations and depreciation expense experienced an increase of approximately $552,000 and $87,000, respectively, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in the property operations is attributable to the Company experiencing an increase of approximately 189% in utility expense due to the rising cost of energy during the year ended December 31, 2005. The increase in depreciation of approximately $87,000 is due to a full year of depreciation expense for the twelve floor multi-tenant office building in Midland, Texas acquired on July 30, 2004 and the Company incurring approximately $420,000 in additional depreciable capital improvements during the year ended December 31, 2005, primarily tenant improvements.

For the year ended December 31, 2005 general and administrative costs increased approximately $434,000 as compared to the year ended December 31, 2004. This increase is primarily associated with payroll and data processing expense associated with W Power due to W Power beginning operations on January 1, 2005.

Other (expense) income
----------------------

For the year ended December 31, 2005 as compared to the year ended December 31, 2004 the Company incurred an increase of approximately $(111,000) in other (expense) income. The increase is mainly related to the Company impairing a note receivable for approximately $186,000. During the fourth quarter of 2005 the Company entered into an agreement for a proposed settlement offer by Blue Hill Media, Inc. on a certain note receivable. The agreement resulted in the Company impairing the note receivable and subsequently receiving $50,000 in February 2006 for the cancellation of the note. Additionally, the Company received
$59,000 more in interest income for the year ending December 31, 2005 as compared to the same period ending December 31, 2004. This increase in interest income is mainly due to the interest income the Company received on the $2,100,000 certificate of deposit with Wells Fargo Bank, N.A. This certificate of deposit is pledged by TCTB to the Bank as additional collateral for the Bank's agreement to release its lien on the commercial real estate building in Lubbock, Texas in order for TCTB to distribute and sell the Lubbock Building on December 31, 2004 (see item 2 above and note F and note K to the Financial Statements contained in Item 7 for further discussion).

Minority interest
-----------------

Minority interest expense for the year ended December 31, 2005 and 2004 was $91,341 and $117,331, respectively, and reflects the minority interest owners of TCTB. The decrease in minority interest is related to a decrease in income at TCTB.

Discontinued Operations
-----------------------

Discontinued operations are related to the Company selling its undivided interest in the Lubbock commercial real estate building that was distributed to the TCTB Partners according to the partnership sharing ratios. The distribution and sale of the Company's undivided interest in the Lubbock building resulted in a gain of approximately $905,100 and a reclassification of approximately $394,000 in operating income as income from a discontinued business component for the year ending December 31, 2004.

Liquidity and Capital Resources

Operating activities
--------------------

During the years ended December 31, 2005 and 2004, net cash (used in) provided by operating activities was $(459,984) and $707,638, respectively. The net decrease of approximately $1,168,000 provided by operating activities is mainly associated with the gain on the sale of the Lubbock building during 2004 of approximately $905,000. Additionally, during the year the year ended December 31, 2005, the Company paid the balance, approximately $286,800, of the accrued interest on the nine promissory notes, certain of which are with related parties, entered into by Delaware in October 2002 to purchase the original 64.9% ownership interest in TCTB.

Investing activities
--------------------

Net cash (used in) provided by investing activities was $(1,971,773) and $938,241 for the years ended December 31, 2005 and 2004, respectively, for a net change of approximately $2,910,000. The change in net cash (used in) provided by investing activities is mainly due to the proceeds from the sale of Lubbock building of approximately $3,924,000 during 2004. The remaining difference is attributable to the cash outlays by W Power for the required collateral deposits with W Power's wholesale electricity providers and ERCOT. Additionally, TCTB had cash outlays of approximately $420,000 on remodeling lease space for new and or renewing tenants as compared to approximately $125,000 for the year ended December 31, 3004.

Financing activities
--------------------

Net cash provided by (used in) financing activities was $388,285 and $(239,506) for the years ended December 31, 2005 and 2004, respectively, for a net change of approximately $ 628,000. During the period ended December 31, 2005, the Company paid approximately $1,395,000 representing one half of the outstanding principal balance on the nine promissory notes entered into by Delaware in October 2002. Additionally, the Company received $2,000,000 from the issuance of the Company's Series C Preferred Stock on March 1, 2005 (see note R to the Financial Statements contained in Item 7 for further discussion). During the period ended December 31, 2005, TCTB did not make any distributions to the minority interest owners.

Net operating loss
------------------

Currently, the Company has a net operating tax loss ("NOL") carry forward in excess of $30 million. This NOL is primarily related to the Company's operations prior to the Company presenting the 2002 business plan to shareholders. Management believes the present value of this NOL is between $2.5 to $5 million and has been diligent in its efforts to ensure its preservation for eventual use. The Company was able to offset the prior two years, 2003 and 2004's, taxable income against the NOL and the current year taxable loss has been added to the Company's NOL carry forward. The Company believes that the utilization, without limitation, of the Company's NOL will be determined by the ability of management to limit the issue of new equity due to IRC Section 382 restrictions. However, if an opportunity presents itself that would be more valuable to the shareholders than the approximate $2.5 to $5 million present value we have assigned the NOL we will strongly consider pursuing the deal and would consider issuing equity to do so.

Working capital
---------------

At December 31, 2005, the Company had working capital and investments of $1,696,674 comprised of cash of $2,104,428, accounts receivable of $1,300,545, other current assets of $248,239, less current liabilities of $1,956,538. On February 28, 2005, the Company entered into a loan agreement with Western National Bank, Midland, Texas. The loan agreement is a Revolving Line of Credit in an amount of $5,000,000. Under the loan agreement the Bank may, but is not obligated to, advance more than $2,500,000 subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The loan agreement is secured by a security agreement covering all of the accounts receivable of W Power. In addition, the loan agreement is guaranteed by purchasers of the Company's Series C Preferred Stock on March 1, 2005 whose guarantees are partially secured by letters of credit. As of March 28, 2005 the Company has not utilized the loan agreement with Western National Bank and believes that its utilization plus cash flow from operations will be sufficient to meet the Company's anticipated needs over the next twelve months. See the discussion below in 2006 Outlook for further detail of expected cash flow. There can be no assurance that current working capital arrangements will be sufficient to meet the Company's needs or that additional financing will be available to the Company or that such financing will be available with acceptable terms.

2006 OUTLOOK

The following information is presented based upon the Company's knowledge of our current real estate operations and pro forma projections for W Power. This information is not presented in accordance with generally accepted accounting principles, which require us to fully consolidate TCTB, showing 100% of its revenues and expenses and subtracting the minority interest in TCTB. Instead, the following reflects information net to AMEN's interest. The net effect to AMEN, however, should be approximately the same.

Anticipated operations for W Power - The Company's projections for W Power in 2006 anticipate capital requirements of approximately $3,000,000 to finance electricity procurement, business development activities, and capital requirements. The Company's business model leads management to expect earnings from operations, before income tax, depreciation and amortization, to be positive for 2006. The Company believes that it has positioned itself to meet the expected capital requirements of W Power with (1) available borrowings under the working capital-type loan agreement with Western National Bank, Midland, Texas established in 2005, and (2) existing cash available in the Treasury. Under the loan agreement, the Bank may, but is not obligated, to advance more than $2,500,000. Borrowings under the loan agreement are subject to a borrowing base equal to the lesser amount of $5,000,000 or seventy-five (75%) of the eligible customer receivables of the Company and its subsidiary W Power. W Power's projected accounts receivable balances for 2006 will allow the Company to increase the borrowing base as provided by the loan agreement with Western National Bank. The Company believes its sources of funding will be adequate to meet W Power's 2006 needs so long as commodity prices remain at or below their current price levels, W Power exercises a controlled growth strategy, and the existing retail and wholesale customer bases remain largely unchanged. However, if new circumstances or unforeseen events occur the Company may not be able to meet its capital requirements from its current sources.

W Power anticipates gross billings during 2006 for both retail and wholesale electricity of approximately $12,000,000. Cash expenditures for general and administrative costs related to W Power operations are estimated to be $750,000. Regulated tariff charges for delivery of the retail electricity are estimated to be $1,000,000 and commodity and ancillary costs associated with procurement of wholesale energy are expected to be about $10,000,000. If electricity prices steeply decline W Power could accelerate its growth, while a steady increase in prices could contribute to W Power deliberately constraining its growth further.

Current real estate operations - Based primarily upon historical performance of the Bank of America Tower in Midland Texas, the Company anticipates TCTB operating results in 2006 to produce approximately $386,000 in positive cash flow from operations, net to AMEN's 71.348% ownership. As discussed above, generally accepted accounting principles require us to fully consolidate TCTB, showing 100% of its revenues and expenses and subtracting the minority interest in TCTB. Instead, the following reflects information net to the Company's interest of 71.348%. The net effect to the Company, however, should be approximately the same. TCTB's cash flow is generated from tenant leases and the expected gross receipts for 2006 are expected to be approximately $2,260,000. TCTB's real estate operating expenses and general and administrative costs are expected to be $1,219,000, current annual interest expense related to the Wells Fargo Note approximates $315,000 and property taxes are anticipated to be $126,000. TCTB estimates spending approximately $214,000 in capital improvements on the Midland buildings in 2006, and these expenditures are expected to be mainly associated with tenant improvements and/or build outs. TCTB is expected to produce approximately $386,000 in positive cash flow.

Regarding anticipated cash outflows in 2006 for the corporate expenses, we are estimating total cost to maintain our public company status to be approximately $250,000 annually, which includes NASDAQ fees, audit fees, legal expenses, public filing fees, directors and officers insurance and costs related to the annual shareholders meeting. Because the majority of our officers have agreed not to take a salary, our corporate general and administrative cash outlays are expected to be $125,000. This amount is mainly cash outlays for salary and benefits for our Chief Financial Officer.

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

Competition

The Company and its subsidiaries encounter substantial competition in acquiring rental property and oil and gas royalties, leasing rental space, and securing trained personnel. Most competitors have substantially larger financial resources, staffs and facilities than the Company and its subsidiaries, and the Company and its subsidiaries may be at a significant disadvantage in many competitive situations. See also "Reliance Upon New Business -- the Retail Electricity Market is Highly Competitive."

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

Availability of Capital Resources

Currently, the Company's capital resources are expected to be limited to the proceeds obtained through the private placement under Regulation D of the Company's Series C Preferred Stock, borrowings under its credit facility with Western National Bank and the net income from operations of the Company and its Subsidiaries. In the event our current capital resources are insufficient to fund our operations and capital expenditures, the Company may be forced to seek other sources of financing, including without limitation, incurrence of debt and issuances of additional equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company or on any terms. If additional financing is not available, it will have a material adverse effect on our operations.

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

Our Business Is Subject To Market Risks.

Unlike a traditional regulated electric utility, we are not guaranteed a rate of return on our capital investments. Our results of operations, financial condition and cash flows depend, in large part, upon prevailing market prices for wholesale and retail electricity in our markets and the impact of regulatory decisions on prices charged to our customers. Market prices may fluctuate substantially over relatively short periods of time, potentially adversely affecting our business. Changes in market prices for electricity may result from the following factors among others:

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

Concentration Of Credit Risk

The Company's revenues are derived principally from uncollateralized customer electricity billings and rents from tenants. The concentration of credit risk in a limited number of industries may affect its overall exposure to credit risk because customers and tenants may be similarly affected by changes in economic and other conditions.

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

Reliance on ERCOT.

ERCOT is responsible for handling, scheduling and settlement for all electricity supply volumes in the ERCOT Region. ERCOT plays a vital role in the collection and dissemination of metering data from the transmission and distribution utilities to the retail electric providers. We and other retail electric providers schedule volumes based on forecasts, which are based, in part, on information supplied by ERCOT. To the extent that these amounts are not accurate or timely, we could have incorrectly estimated our scheduled volumes and supply costs.

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

Our Strategic Plans May Not be Successful.

The Company's retail energy business operates in the deregulated segments of the electric power industry. The successes of our long-term strategic plans are predicated upon the continuation of the trend toward greater competitive markets in this industry. If the trend towards competitive restructuring of the electric power industry is reversed, discontinued or delayed, our business could be adversely affected.

Non-Performance By Counterparties.

Our operations are exposed to the risk that counterparties who owe us money or commodities and services will not perform their obligations. When such parties fail to perform their obligations, we might be forced to replace the underlying commitment at then-current market prices. In this event, we could incur reduced operating results or losses.

THE FOREGOING SUMMARY OF CERTAIN CONSIDERATIONS AND RISKS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS RELATED TO AN INVESTMENT IN THE COMPANY. PROSPECTIVE INVESTORS SHOULD READ SEC FILINGS AND OTHER INFORMATION PROVIDED BY THE COMPANY BEFORE DETERMINING TO INVEST IN THE COMPANY.


ITEM 7. FINANCIAL STATEMENTS

The Financial Statements prepared in accordance with Item 310(a) of Regulation S-B are included in this report commencing on page 34.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, and have reported to the Audit Committee of the Company's Board of Directors that, management has identified certain deficiencies in the disclosure controls and procedures. The deficiencies noted were (a) a lack of documented control procedures (b) the lack of segregation of duties and (c) insufficient supervision of the Company's accounting personnel. The Company believes such deficiencies are primarily attributable to the Company currently having only one full time employee at the corporate level and the continuing development of the Company's new start up subsidiary W Power and Light, L.P. Management believes that the deficiencies noted above do not materially interfere with the Company's timely disclosure of information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act 1934, as amended, because accounting personnel and a member of management have first-hand knowledge of the daily transactions of the Company and that first-hand knowledge enables such personnel to accumulate and communicate such information to the Company's management, including its principal executive and principal financial officer as appropriate to allow timely decisions regarding disclosure. Therefore, the Company believes that its disclosure controls and procedures are sufficient to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, notwithstanding the deficiencies noted above.

There have not been any changes in the Company's disclosure controls and procedures during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures over financial reporting.

ITEM 8b. OTHER INFORMATION

None


                                    PART III

Information Incorporated by Reference

The information required by Item 9 -- Directors and Executive Officers of the Registrant, Item 10 -- Executive Compensation, Item 11 -- Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters (other than information concerning securities authorized for issuance under equity compensation plans), Item 12 -- Certain Relationships and Related Transactions, and Item 14 -- Principal Accountant Fees and Services, is incorporated by reference from our definitive proxy statement, which will be filed with the SEC no later than April 30, 2006. For information concerning securities authorized for issuance under equity compensation plans, see "Market for Common Equity and Related Stockholder Matters -- Securities Authorized for Issuance under Equity Compensation Plans" in Part II of this Form 10-KSB

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

10.25++        Stock Purchase Agreement between the Company and Soft Op, L.P.
               for Series B Preferred Stock dated December 31, 2001

10.26++ Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000

10.27# Agreement to Suspend Dividends and Consent of the Holders of Series A Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.28# Agreement to Suspend Dividends and Consent of Holders of Series B Convertible Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.29^ Consent, Waiver and Amendment of the holders of Series A Preferred Stock dated January 2005 (identical copy executed by each holder)

10.30^ Consent, Waiver and Amendment of the holders of Series B Preferred Stock dated January 2005 (identical copy executed by each holder)

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

10.36// Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc. dated April 4, 2000.

10.38### Employment and Noncompetition Agreement between the Company and Kevin Yung dated as of July 1, 2004

10.39@@ Agreement to Distribute Assets among TCTB Partners, Ltd. and its partners dated as of December 31, 2004

10.40@@ Purchase Agreement between certain partners of TCTB Partners, Ltd. and 1500 Broadway Partners, Ltd. dated as of December 31, 2004

10.41@ Securities Purchase Agreement between the Company and certain investors dated January 18, 2005, as amended by a First Amendment dated January 28, 2005 and a Second Amendment dated February 28, 2005

10.42@         Loan Agreement between Amen Properties, Inc. and Western National
               Bank

10.43@         Western National Bank Revolving Line of Credit Note

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

99.1           Press release regarding 2005 Annual Report on Form 10-KSB


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

@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

@@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

^ Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AMEN Properties, Inc.


March 28, 2006            By: /s/ Eric L. Oliver
                          ---------------------------------------
                          Eric L. Oliver,
                          Chairman of the Board of Directors and Chief
                          Executive Officer


March 28, 2006            By: /s/ John M. James
                          ----------------------------------------
                          John M. James,
                          Chief Financial Officer
                          and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 28, 2006            By: /s/ Jon Morgan
                          ---------------------------------------

                          Director and Chief Operating Officer


March 28, 2006            By: /s/ Bruce Edgington
                          ---------------------------------------

                          Director


March 28, 2006            By: /s/ Randy G. Nicholson
                          ---------------------------------------

                          Director

                                TABLE OF CONTENTS

                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  35

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                     36

         CONSOLIDATED STATEMENTS OF OPERATIONS                           37

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                 38

         CONSOLIDATED STATEMENTS OF CASH FLOWS                           39

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      41

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders
AMEN Properties, Inc. and Subsidiaries
Midland, Texas

We have audited the accompanying consolidated balance sheets of AMEN Properties, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMEN Properties, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                JOHNSON MILLER & CO., CPA's PC


Midland, Texas
February 24, 2006




                                             AMEN Properties, Inc. and Subsidiaries

                                                   CONSOLIDATED BALANCE SHEETS

                                                          December 31,

                                                             ASSETS
                                                                                       2005              2004
                                                                                      ---------        ---------

CURRENT ASSETS
   Cash and cash equivalents (notes A3, C and E)                               $      2,104,428        4,147,900
   Accounts receivable (notes A6 and A15), net of allowance of $ 40,933 and $91,066 in 2005 and 2004, respectively
       Trade receivables, net                                                         1,263,398           71,369
       Related parties                                                                   37,147            1,366
                                                                                      ---------        ---------
                                                                                      1,300,545           72,735

   Current portion of note receivable (note G)                                           50,000                -
   Other current assets                                                                 198,239           77,399
                                                                                      ---------        ---------

       Total current assets                                                           3,653,212        4,298,034

RESTRICTED CASH AND SHORT-TERM INVESTMENTS (note F)                                   3,655,264        2,100,000

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $1,247,801 and $873,883 in 2005 and 2004,
   respectively (notes  A7,  A8, and H)                                               8,103,659        7,986,598

ROYALTY INTERESTS, at cost net of accumulated depletion
   of $26,236 and $12,484 in 2005 and 2004, respectively  (notes A7 and D)              136,618          150,370

LONG-TERM INVESTMENTS (notes A4 and E)                                                   62,350           62,350

OTHER ASSETS
   Note receivable (note G)                                                                   -          249,555
   Deferred costs (note A9)                                                              30,692           52,357
   Deposits and other assets                                                             10,531           72,000
                                                                                      ---------        ---------

       Total other assets                                                                41,223          373,912
                                                                                      ---------        ---------


                TOTAL ASSETS                                                   $     15,652,326       14,971,264
                                                                                     ==========       ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                            $      1,149,127          115,104
   Accrued liabilities (note I)                                                         421,641          319,498
   Deferred revenue - related party (note A12)                                           50,649           70,127
   Accrued interest payable                                                              76,112          286,802
   Current portion of long-term obligations (note M)                                    259,009        1,634,935
                                                                                      ---------        ---------

       Total current liabilities                                                      1,956,538        2,426,466

LONG-TERM OBLIGATIONS, less current portion (note M)
   Financial institutions                                                             6,336,172        6,596,416
   Related parties                                                                      879,738          879,738
                                                                                      ---------        ---------
                                                                                      7,215,910        7,476,154

MINORITY INTEREST (notes  A13)                                                        343,996            252,655

COMMITMENTS AND CONTINGENCIES (notes A18, J, O and P)                                         -                -

STOCKHOLDERS' EQUITY (notes R and S)
   Convertible preferred stock, $.001 par value, 5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into
     a total of 616,447 shares of common stock at the option of the holders (note A14)      80               80
     80,000 Series "B" shares issued and outstanding, convertible into
     a total of 233,317 shares of common stock at the option of the holders (note A14)      80               80
     125,000 Series "C" shares issued and outstanding, convertible into
     a total of 500,000 shares of common stock at the option of the holder (note A14)      125                 -
   Common stock, $.01 par value, 20,000,000 shares authorized; 2,206,215 and
     2,201,356  shares issued and outstanding at December 31, 2005 and 2004              22,063           22,014
   Common stock warrants                                                                      -          127,660
   Additional paid-in capital                                                        44,633,448       42,481,507
   Accumulated deficit                                                              (38,519,914)     (37,815,352)
   Accumulated other comprehensive income                                                     -                -
                                                                                      ---------        ---------
       Total stockholders' equity                                                     6,135,882        4,815,989
                                                                                      ---------        ---------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     15,652,326       14,971,264
                                                                                     ==========       ==========

   See accompanying summary of accounting policies and notes to consolidated financial statements


                                             AMEN Properties, Inc. and Subsidiaries

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended December 31,


                                                                                        2005              2004
                                                                                     -----------      -----------
Operating revenue
   Rental revenue                                                              $      3,008,669        2,461,629
   Retail electricity revenue                                                         7,172,223                -
                                                                                     -----------      -----------
     Total operating revenue                                                         10,180,892        2,461,629
                                                                                     -----------      -----------

Operating expense
   Cost of goods and services                                                         6,923,619                -
   Rental property operations                                                         1,941,620        1,389,276
   General and administrative                                                           929,653          495,624
   Depreciation, amortization and depletion                                             387,669          300,342
   Start-up expenses (note A17)                                                               -          156,841
                                                                                     -----------      -----------
     Total operating expenses                                                        10,182,561        2,342,083
                                                                                     -----------      -----------

(Loss) income from operations                                                            (1,669)         119,546
                                                                                     -----------      -----------

Other (expense) income
   Interest income                                                                       71,017           11,946
   Interest expense                                                                   (552,567 )       (579,487 )
   Loss on sale of investment                                                                 -             (509)
   Impairment of note receivable                                                      (186,555 )               -
   Other income                                                                          56,553           67,845
                                                                                     -----------      -----------
     Total other (expense) income                                                     (611,552 )       (500,205 )
                                                                                     -----------      -----------

Loss from continuing operations before income taxes and
  minority interest                                                                   (613,221 )       (380,659 )

Income taxes (notes A11 and J)                                                                -                -
Minority interest                                                                       (91,341)        (117,331)
                                                                                     -----------      -----------
         Net loss from continuing operations                                          (704,562 )       (497,990 )
                                                                                     -----------      -----------

Net income from discontinued business component (note K)                                      -          394,127
Gain on sale of assets of discontinued business component (note K)                            -          905,118
                                                                                     -----------      -----------

         Net income from business component                                                   -        1,299,245
                                                                                     -----------      -----------

         NET (LOSS) INCOME                                                     $      (704,562 )         801,255
                                                                                     ===========      ===========
Net income (loss) per common share (basic)
     Net loss from continuing operations                                       $          (.32)            (.23 )
     Net income from discontinued business component                                          -              .18
     Gain on sale of discontinued business component                                          -              .41
                                                                                     -----------      -----------
       Net (loss) income                                                       $          (.32)              .36
                                                                                     ===========      ===========

Net income (loss) per common share (diluted)
     Net loss from continuing operations                                       $          (.32)            (.16 )
     Net income from discontinued business component                                          -              .13
     Gain on sale of discontinued business component                                          -              .29
                                                                                     -----------      -----------
       Net (loss) income                                                       $          (.32)              .26
                                                                                     ===========      ===========

Weighted average number of common shares outstanding - basic                          2,203,073        2,201,356
Weighted average number of common shares outstanding - diluted                        2,203,073        3,051,120


    See accompanying summary of accounting policies and notes to consolidated financial statements

                                             AMEN Properties, Inc. and Subsidiaries

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Years Ended December 31, 2005 and 2004



                                                                                                     Additional
                                              Preferred Stock                 Common Stock            Paid-in
                                          Shares          Amount          Shares         Amount       Capital
                                          ----------     ---------      ----------       ---------    -----------
Balance, December 31, 2003                 160,000   $         160       2,201,356  $      22,014    42,481,507

Other comprehensive income                        -              -               -              -              -

Net income                                        -              -               -              -              -


     Total Comprehensive Income                   -              -               -              -              -
                                          ----------     ---------      ----------       ---------    -----------

Balance, December 31, 2004                 160,000             160       2,201,356         22,014    42,481,507

Preferred C stock issuance                  125,000            125               -              -      1,999,875

Common stock issued pursuant to
   stock options exercised                        -              -           4,859             49         24,406

Expiration of stock warrants                      -              -               -              -        127,660

Other comprehensive income                        -              -               -              -              -

Net (loss)                                        -              -               -              -              -


     Total Comprehensive Income                   -              -               -              -              -
                                          ----------     ---------      ----------       ---------    -----------

Balance, December 31, 2005                  285,000     $     285       2,206,215       $   22,063     44,633,448
                                          ==========     =========      ==========       =========    ==========

                                                                       Accumulated
                                                                         Other
                                            Common                     Comprehensive
                                            Stock      Accumulated       Income           Total
                                           Warrants       Deficit        (Loss)          Equity
                                           ----------   -----------     -----------      ---------
Balance, December 31, 2003                   127,660    (38,616,607)          (295)      4,014,439

Other comprehensive income                         -              -             295            295

Net income                                         -        801,255               -        801,255
                                                                                         ---------

     Total Comprehensive Income                    -              -               -        801,550
                                           ----------   -----------     -----------      ---------

Balance, December 31, 2004                   127,660    (37,815,352)              -      4,815,989

Preferred C stock issuance                         -              -               -      2,000,000

Common stock issued pursuant to
   stock options exercised                         -              -               -         24,455

Expiration of stock warrants               (127,660)              -               -              -

Other comprehensive income                         -              -               -              -

Net (loss)                                         -      (704,562 )              -      (704,562 )
                                                                                         ---------

     Total Comprehensive Income                    -              -               -      (704,562 )
                                           ----------   -----------     -----------      ---------

Balance, December 31, 2005                         -    (38,519,914)             -       6,135,882
                                           ==========   ===========     ===========      =========


          See accompanying summary of accounting policies and notes to consolidated financial statements

                                             AMEN Properties, Inc. and Subsidiaries

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years ended December 31,

                                                                                      2005              2004
                                                                                    ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
   Net (loss) income                                                           $      (704,562 )         801,255
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation, amortization and depletion                                         387,669          300,342
       Impairment of note receivable                                                    186,555                -
       Gain on sale of assets of discontinued business component                              -        (905,118 )
       Loss on sale of investments                                                            -              479
       Minority interest                                                                 91,341          117,331
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (1,177,677)         (97,195)
     Decrease in allowance for doubtful accounts                                       (50,133 )               -
     Other assets                                                                     (120,840 )            (763)
     Deferred costs                                                                      21,665              615
     Accounts payable                                                                 1,034,023           36,520
     Accrued and other liabilities                                                    (108,547 )         316,122
     Deferred revenue                                                                  (19,478 )         121,819
     Discontinued business component                                                          -           16,231
                                                                                    ------------    ------------
   Net cash (used in) provided by operating activities                                (459,984 )         707,638
                                                                                    ------------    ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                 (490,978)        (561,151)
   Deposits                                                                              61,469                -
   Proceeds from sale of discontinued business component                                      -        3,924,141
   Sales and maturity of investments                                                          -           53,400
   Purchase of investments                                                          (1,555,264 )      (2,266,213)
   Acquisition of limited partnership interest (note B)                                       -         (208,346)
   Repayments of notes receivable                                                        13,000            1,208
   Purchases of property and equipment of discontinued
     business component                                                                       -           (4,798)
                                                                                    ------------    ------------
    Net cash (used in) provided by investing activities                              (1,971,773 )        938,241
                                                                                    ------------    ------------

Cash flows from financing activities:
   Repayments of notes payable                                                       (1,636,170)        (224,209)
   Net proceeds from issuance of common and preferred stock                           2,024,455                -
   Minority interest distributions                                                            -         (129,905)
   Minority interest contributions                                                            -          114,608
                                                                                    ------------    ------------
    Net cash provided by (used in) financing activities                                388,285         (239,506)
                                                                                    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                (2,043,472 )       1,406,373

Cash and cash equivalents at beginning of year                                        4,147,900        2,741,527
                                                                                    ------------    ------------

Cash and cash equivalents at end of year                                       $      2,104,428        4,147,900


          See accompanying summary of accounting policies and notes to consolidated financial statements


                                             AMEN Properties, Inc. and Subsidiaries

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                    Years ended December 31,


                                                                                      2005              2004
                                                                                    ------------    ------------
Cash paid during the year for:
   Interest                                                                    $        454,791          468,387

Non-cash investing and financing activities:

   In December 2004, the Company distributed certain net
     assets related to discontinued business component
     to minority interest owners (see note A13 and K).                         $              -          978,775

   In January 2004, the Company acquired additional
     partnership interests with a note payable to the sellers                  $              -          250,778
     (see note B).

   Changes in other comprehensive income - unrealized
     appreciation on available -for- sale securities.                          $              -              295


          See accompanying summary of accounting policies and notes to consolidated financial statements

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004



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

          As of December 31, 2005 and 2004, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen has entered the retail electricity market in the state of Texas. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner and the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner.

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

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004



4.        Investments

          The Company invests in U.S. government bonds and treasury notes, municipal bonds, certificates of deposit, corporate bonds and other securities. Investments with original maturities greater than three months but less than twelve months from the balance sheet date are short-term investments. Those investments with original maturities greater than twelve months from the balance sheet date are long-term investments.

          The Company's marketable securities are classified as available-for-sale as of the balance sheet date, and are reported at fair value with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale investments are reported in other income or expense as incurred.

5.        Fair Value of Financial Instruments

          The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $7,103,000 as of December 31, 2005. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2005.

6.        Accounts Receivable

          Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility. For TCTB these reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

          W Power's unbilled revenue is accrued based on the estimated amount of unbilled power delivered to customers using the average customer billing rates. Unbilled revenue also includes accruals for estimated Transmission and Distribution Service Provider ("TDSP") charges and monthly service charges applicable to the estimated usage for the period.

          As of December 31, 2005, the W Power's billed account receivables did not have adequate historical data in order to determine an allowance for doubtful accounts related to the retail electricity billed revenue. Due to this lack of historical data the Company estimated the allowance for doubtful accounts related to the retail electricity revenue to be thirty-three percent of accounts receivable greater than sixty days but less than ninety days and sixty-six percent of accounts older than ninety days but less than one hundred and twenty days.


          At December 31, 2005 and 2004, accounts receivable consisted of the following:


                                                      2005              2004
                                                    --------         --------

  Tenant receivables                        $        160,534           25,632

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


  Billed electricity receivables                     655,141                -
  Unbilled electricity receivables                   525,803                -
  Allowance for doubtful accounts                    (40,933)         (91,066)
  Other receivables                                        -          138,169
  Accounts receivable, net                  $      1,300,545           72,735


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

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


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

12.       Deferred Revenue

Deferred revenue mainly consists of prepaid rent from a related party and is being amortized over the life of the lease.

13.       Minority Interest

Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at December 31, 2005 and 2004.

14.       Contingently Convertible Securities

The Company has outstanding Series A Preferred Stock ("Series A"), Series B Preferred Stock ("Series B") and Series C Preferred Stock ("Series C") whose terms enable the holder, under certain conditions, to convert such securities into 1,349,764 shares of the Company's Common Stock as shown in the following table.


                          Number of                                                Number of Common
              Series        Shares         Purchase Price       Conversion Rate         Shares
              ------     ----------       ---------------      ---------------   -------------------
                 A          80,000      $        2,000,000   $            3.2444              616,447
                 B          50,000                 500,000                3.2444              154,111
                 B          10,000                 100,000                 3.424               29,206
                 B          20,000                 200,000                 4.000               50,000
                 C          125,000              2,000,000                 4.000              500,000


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

15.       Revenue Recognition

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As of December 31 2005 and 2004, there were no deferred tenant receivables.

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

16.       Advertising Expense

All advertising costs are expensed when incurred. Advertising expenses were approximately $7,000 and $5,000 for the years ended December 31, 2005 and 2004, respectively.

17.       Start-up Costs

Start up expenses are associated with certain expenses incurred with W Power and Light, LP. These expenses include but are not limited to salary, fees and licenses, travel and legal expense. Start up costs were $156,841 for the year ended December 31, 2004 and were expensed as incurred.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


18.       Earnings (Loss) Per Share

There were no preferred stock dividends for the periods ended December 31, 2005 or 2004. The effects of Series A, Series B and Series C Convertible Preferred Stock is not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

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

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The provisions of this Statement shall be effective for financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

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

NOTE C - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at three financial institutions, which at times may exceed federally insured limits. At December 31, 2005 and 2004, the Company had approximately $1,475,000 and $3,673,000 respectively, of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

W Power and TCTB's revenues are derived principally from uncollateralized customer electricity billings and rents from tenants, respectively. The concentration of credit risk in a limited number of industries affects its overall exposure to credit risk because customers and tenants may be similarly affected by changes in economic and other conditions.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


NOTE D - ROYALTY INTERESTS

In 2004, the Company, through its wholly-owned subsidiary Amen Minerals, LP, completed the acquisition of two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the years ended December 31, 2005 and 2004.

NOTE E  CASH, CASH EQUIVALENTS AND INVESTMENTS

At December 31, 2005 and 2004 the Company's cash and cash equivalents consist of cash in banks of $2,104,428 and $4,147,900, respectively.

Securities available-for-sale in the accompanying balance sheet at December 31, 2005 and 2004 totaled $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type are as follows:

                                                                       Gross
                                          Market        Cost         Unrealized
                                           Value       Basis          Losses
                                    ------------      --------    -------------
 As of December 31, 2005 and 2004:
          Other securities          $     62,350       62,350                -
                                    ============      =========    ===========

NOTE F - RESTRICTED CASH AND SHORT-TERM INVESTMENTS

The Company holds a $2,100,000 certificate of deposit with a financial institution which bears interest at 4.00% and matures on December 28, 2006. The certificate of deposit collateralizes the term note with a financial institution (see note M) and is restricted. The certificate of deposit is recorded at cost, which approximates market value. The certificate is non-negotiable and non-transferable, and may incur substantial penalties for withdrawal prior to maturity.

On October 18, 2005 the Company entered into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("JPMC"). Under the agreement JPMC may, but is not obligated to, issue one or more standby or commercial letters of credit, on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance. In order to support the Letters of Credit, the Company, JPMC and JP Morgan Securities Inc. maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMC. At December 31, 2005, the Company had deposits with JPMC totaling $1,555,264 collateralizing outstanding Letters of Credit.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


NOTE G - NOTE RECEIVABLE

On December 13, 2002, the Company received a note receivable in the amount of $275,000, with an annual interest rate of 6.00%, from a third-party for the sale of substantially all assets associated with a direct mail advertising service. The note receivable is due in quarterly installments, beginning April 10, 2003, equal to 20% of the gross profit from operations for the prior calendar quarter period, with all remaining unpaid principal and interest due on January 10, 2010. As of December 31, 2005, the note receivable was valued at $50,000, net of an impairment allowance of $186,555. In February 2006, the adjusted note receivable balance of $50,000 was repaid.

NOTE H - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consisted of the following at December 31, 2005 and 2004:

                                                                                          2005              2004
                                                                                     -----------      -----------
                  Buildings                                                    $      8,467,365        8,447,862
                  Furniture, fixtures and equipment                                     141,998           90,321
                  Tenant improvements                                                   583,099          163,300
                  Land                                                                  158,998          158,998
                                                                                     -----------      -----------
                                                                                      9,351,460        8,860,481
                  Less:  accumulated depreciation                                    (1,247,801)        (873,883)
                                                                                     -----------      -----------
                                                                               $      8,103,659        7,986,598
                                                                                  ==============      ============

                  Depreciation expense for 2005 and 2004 was $373,917 and $266,165, respectively.

NOTE I - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at December 31:

                                                                                      2005              2004
                                                                                     -----------      -----------

              Accrued property taxes                                        $           185,988          185,344
              Accrued TDSP charges                                                      123,655                -
              Other liabilities                                                         111,998          134,154
                                                                                     -----------      -----------
                                                                            $           421,641          319,498
                                                                                   ==============      ============


NOTE J - INCOME TAXES

There was no income tax expense or benefit to report for the years ended December 31, 2005 and 2004. A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows for the years ended December 31:

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004

                                                                                      2005              2004
                                                                                     -----------      -----------

                  Computed at the expected statutory rate                      $       (229,000)         272,000
                  Less valuation allowance                                              229,000         (272,000)
                                                                                     -----------      -----------

                  Income taxes                                                 $              -                -
                                                                                  ==============      ============

         Noncurrent deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

                                                                                      2005              2004
                                                                                     -----------      -----------
                  Deferred tax assets
                      Net operating loss carry-forward                         $     10,518,400       10,506,860
                      Start-up costs                                                     39,994           42,977
                      Other                                                                   -           30,963
                                                                                     -----------      -----------

                           Gross deferred tax assets                                 10,558,394       10,580,800
                                                                                     -----------      -----------

                  Deferred tax liabilities
                           Property, plant and equipment                               (123,281)        (109,686)
                           Other                                                       (13,917 )               -
                                                                                     -----------      -----------

                           Gross deferred tax liabilities                              (137,198)        (109,686)
                                                                                     -----------      -----------

                  Valuation allowance                                               (10,421,196)     (10,471,114)
                                                                                     -----------      -----------

                           Net noncurrent deferred tax assets                  $              -                -

                                                                                  ==============      ============


As of December 31, 2005, the Company has net operating loss carry-forwards totaling approximately $31,683,000 for federal and state income tax purposes expiring in 2012 through 2022.

NOTE K - DISCONTINUED BUSINESS COMPONENT

On January 4, 2005, the Company announced that, effective December 31, 2004, the TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB Partners. Accordingly, the operations of the Lubbock, Texas office building for the year ended December 31, 2004 are classified as discontinued operations.

In accordance with an Agreement to Distribute Assets, effective December 31, 2004, the Lubbock office building (the "Property") was distributed to the TCTB partners according to their partnership sharing ratios. The Property and two other Midland, Texas office properties owned by TCTB were subject to a lien securing TCTB's note payable to Wells Fargo Bank Texas, N.A., (see note M). The Bank agreed to release its lien on the Property in exchange for a $2,100,000 restricted certificate of deposit, (see note F), pledged by TCTB to the Bank as additional collateral. Immediately following the Property distribution, the Company and the selling minority interest partners agreed to sell their undivided interest in the Property in accordance with a Purchase Agreement, to 1500 Broadway Partners, Ltd., a limited partnership, in which certain TCTB limited partners are partners and are tenants in one of TCTB's Midland office buildings.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


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

Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for years ended December 31, 2005 and 2004, respectively.

December 31, 2005:

                                                     Continuing        Discontinued
                                                    Real Estate        Real Estate        Other and
                                    REP              Operations         Component         Corporate
                              ----------------     ---------------    ---------------    -------------
Revenues from external     $        7,172,223   $       3,008,669  $               -  $             -
    customers
                              ================     ===============    ===============    =============
Revenues from other
    operating segments     $          820,710   $          23,275  $               -  $             -
                              ================     ===============    ===============    =============
Depreciation,
    amortization and
    depletion              $            9,717   $         362,162  $               -  $        15,790
                             ================     ===============    ===============     =============
Interest expense           $           86,601   $         550,982  $               -  $             -
                              ================     ===============    ===============    =============
Segment net income (loss)  $        (350,799)   $         318,796  $               -  $     (587,537)
                              ================     ===============    ===============    =============
Segment assets             $        3,159,563   $       7,480,267  $               -  $     5,500,160
                              ================     ===============    ===============    =============
Expenditures for segment
    assets                 $           32,662   $         451,510  $               -  $         6,807
                              ================     ===============    ===============    =============

                              Inter-Company
                               Transaction      Consolidated
                              Eliminations          Total
                              --------------    --------------
Revenues from external     $              -  $     10,180,892
    customers
                              ==============    ==============
Revenues from other
    operating segments     $      (843,985)  $              -
                              ==============    ==============
Depreciation,
    amortization and
    depletion              $              -  $        387,669
                              ==============    ==============
Interest expense           $       (85,016)  $        552,567
                              ==============    ==============
Segment net income (loss)  $       (85,022)  $      (704,562)
                              ==============    ==============
Segment assets             $      (487,664)  $     15,652,326
                              ==============    ==============
Expenditures for segment
    assets                 $              -  $        490,979
                              ==============    ==============



December 31, 2004:

                                                    Continuing        Discontinued
                                                    Real Estate        Real Estate        Other and
                                   REP              Operations         Component         Corporate
                              ----------------     ---------------    ---------------    -------------
Revenues from external
    customers              $                -   $       2,461,629  $       1,848,257  $             -
                             ================     ===============    ===============     =============
Revenues from other
    operating segments     $                -   $               -  $               -  $             -
                             ================     ===============    ===============     =============
Depreciation,
    amortization and
    depletion              $              864   $         285,786  $         144,418  $        13,692
                              ================     ===============    ===============    =============
Interest expense           $                -   $         579,487  $               -  $             -
                              ================     ===============    ===============    =============
Segment net income (loss)  $        (157,705)   $          75,926  $       1,299,245  $     (416,211)
                              ================     ===============    ===============    =============
Segment assets             $          159,453   $      14,001,398  $               -  $       810,413
                              ================     ===============    ===============    =============
Expenditures for segment
    assets                 $           25,919   $         526,663  $           4,798  $         8,569
                              ================     ===============    ===============    =============

                             Inter-Company
                              Transaction      Consolidated
                             Eliminations          Total
                             --------------    --------------

Revenues from external
    customers             $              -  $      4,309,886
                             ==============    ==============
Revenues from other
    operating segments    $              -  $              -
                             ==============    ==============
Depreciation,
    amortization and
    depletion             $              -  $        444,760
                             ==============    ==============
Interest expense          $              -  $        579,487
                             ==============    ==============
Segment net income (loss) $              -  $        801,255
                             ==============    ==============
Segment assets            $              -  $     14,971,264
                             ==============    ==============
Expenditures for segment
    assets                $              -  $        565,949
                             ==============    ==============

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


NOTE M - LONG-TERM OBLIGATIONS

On June 5, 2002, TCTB entered into a loan agreement (the "TCTB Note") with a financial institution for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB is making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTBs owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000. Effective December 31, 2004, TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB minority owners. The Lubbock building was subject to a lien securing TCTB's note payable to Wells Fargo Bank Texas, N.A. The Bank agreed to release its lien on the Lubbock building in exchange for a $2,100,000 restricted certificate of deposit (see note F) pledged by TCTB to the Bank as additional collateral.

Delaware entered into nine promissory notes (the "Delaware Notes"), certain of which are with related parties, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB. The notes are due in annual payments of principal and interest beginning April 1, 2005 with a final maturity of May 31, 2009. The interest rate is currently 6.9% and is adjusted each October 1 to equal the Wall Street Journal Prime Lending Rate (6.75% at October 31, 2005) plus .15%. The annual payments are equal to a set percentage, ranging from 1% to 16% of the future net operating loss benefit of the Company. The net operating loss benefits are calculated as the dollar value of the federal income tax benefit to the Company of the net operating loss calculated in accordance with the Internal Revenue Code, for the calendar year preceding the date of each annual payment. Due to the distribution and sale of the Lubbock building on December 31, 2004, the Company elected to forgo the payment as described above and paid one half of the principal balance along with the entire accrued interest balance during January 2005.

Delaware entered into a promissory note (the "Hexagon Note") in January 2004 in the amount of $250,778 to purchase an additional 6.485% ownership interest in TCTB. The note is due in quarterly installments of principal and interest beginning on March 1, 2004 with a final maturity of January 1, 2010. The term note bears interest at a fixed rate per annum of 5%.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004

On February 28, 2005 the Company entered into a loan agreement (the "WNB Note") with Western National Bank, Midland, Texas. The Note is a certain Revolving Line of Credit in an amount of $5,000,000. Under the Note, the Bank may, but is not obligated to advance more than $2,500,000. Borrowings under the Note are subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The Note bears a variable interest rate equal to the Prime Rate, defined as the prime rate in the money rate table of The Wall Street Journal, a Dow Jones publication, as of each business day (7.25% at December 31, 2005). Interest is computed on the unpaid principal balance of the Note and is due and payable as it accrues monthly, commencing March 31, 2005, and thereafter on the last day of each and every succeeding month until maturity, March 31, 2008, when the entire amount of the Note, principal and accrued, unpaid interest, shall be due and payable. The Note is secured by a security agreement to all of the accounts receivable of W Power. In addition, the Note is guaranteed by certain accredited investors which guarantees are partially secured by letters of credit. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. The proceeds from the Note are intended to be used to fund potential capital requirements in order to facilitate the growth of the Company's retail electric provider subsidiary, W Power, and for general corporate purposes.


         Long-term debt as of December 31, 2005:
                                                                     Long-term         Current
                                                                      Portion          Portion           Total
                                                              ----------------    -------------  ----------------
                 TCTB Note                                  $       5,686,649     $    218,385  $      5,905,034
                 Delaware Notes                                     1,394,543                -         1,394,543
                 Hexagon Note                                         134,718           40,624           175,342
                 WNB Note                                                   -                -                 -
                                                              ----------------    -------------  ----------------

                           Total                          $         7,215,910     $    259,009     $   7,474,919
                                                              ================    ============    ===============


          Maturities of long-term debt at December 31, 2005 are as follows:

                  2006                                                         $       259,009
                  2007                                                                 277,636
                  2008                                                                 296,464
                  2009                                                               5,247,267
                  2010                                                               1,394,543
                                                                                 ----------------

                           Total                                                     7,474,919
                           Less current portion                                        259,009
                                                                                 ----------------

                           Long-term portion                            $            7,215,910
                                                                                 ================


         Long-term debt as of December 31, 2004:
                                                                  Long-term          Current
                                                                  Portion            Portion           Total
                                                              ----------------    -------------  ----------------
                 TCTB Note                                  $       5,906,268    $     201,737   $     6,108,005
                 Delaware Notes                                     1,394,543        1,394,543         2,789,086
                 Hexagon Note                                         175,343           38,655           213,998
                 WNB Note                                                   -                 -               -
                                                              ----------------    -------------  ----------------

                           Total                          $         7,476,154     $  1,634,935     $   9,111,089
                                                              ================    ============    ===============

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004



NOTE N - RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, related parties leased from TCTB, office space of approximately 32,000 square feet. TCTB received rental income from these related parties of approximately $348,600 and $264,000 during the year ended December 31, 2005 and 2004, respectfully.

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

During 2004, the Company, through its subsidiary Minerals, purchased a percentage of two certain royalty interests with certain individuals and related parties acquiring the remaining percentages. Effective April 1, 2004, the Company purchased a 25% interest in a Texas oil and gas royalty for a purchase price of $102,519 along with the Chief Operating Officer directly acquiring a 10.625% interest and the Chief Executive Officer indirectly acquiring 22.5% interest. Effective April 2, 2004, the Company purchased a 20% interest in an Oklahoma oil and gas royalty for a purchase price of $60,335 along with the Chief Operating Officer directly acquiring a 8.5% interest and the Chief Executive Officer acquiring an indirect 20% interest (see note D).

The Company closed the sale and issuance of 125,000 shares of Series C Preferred Stock and 250,000 Warrants (see note R) pursuant to a Purchase Agreement, as amended by the Second Amendment on March 1, 2005 between the Company and certain accredited investors, including the Company's President and Chief Operating Officer, Jon M. Morgan, the Company's Chief Executive Officer, Eric Oliver and Bruce Edgington, one of the Company's Directors.



The following table reflects the Series C issuance to the Company's officers and directors.

                            Number of                                    Preferred C
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
                          ===============       =================      ================      =============


                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


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

Power Purchase Contracts

          Certain  contracts  to  purchase   electricity  provide  for  capacity
          payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements are estimated as follows as of December 31, 2005:

                  2006                                        $      2,859,113
                  2007                                                 684,604
                  2008                                                 148,960
                  2009                                                       -
                                                              -----------------

                           Total                              $      3,692,677
                                                              =================
NOTE P - RENTAL ARRANGEMENTS

The Company has rented facilities under operating leases. Future minimum lease payments under non-cancelable operating leases aggregate $4,548,946 as of December 31, 2005 and are due as follows:

                                                                   Percentage of
                                                   Future          Total Space
                                                   Minimum         Under Lease
                                                    Rent            Expiring
                                             ----------------  ----------------


                  2006                       $      1,841,902            40.5%
                  2007                              1,451,965            31.9%
                  2008                                625,453            13.7%
                  2009                                544,308            12.0%
                  2010                                 85,318             1.9%
                  Thereafter                                -               0%
                                             ---------------  -----------------
                           Total             $      4,548,946             100%
                                            =================  ================

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


Of the above leases, future minimum lease payments under non-cancelable operating leases to related parties aggregate $514,514 as of December 31, 2005 and are due as follows:

                  2007                        $        311,530
                  2008                                 202,984
                                                --------------
                                              $        514,514
                                                ==============

NOTE Q - SIGNIFICANT TENANTS

For the years ended December 31, 2005 and 2004, the Company had three customers that accounted for more than ten-percent of the Company's revenue as follows:

                                                    2005              2004
                                                 ------------     -------------

     Bank of America                         $        656,800          591,000
     Fasken Oil and Ranch, Ltd                        389,800          277,487
     Pioneer Natural Resources                        382,900          356,000
                                                 ------------     -------------

              Total                          $      1,429,500        1,224,487
                                                =============     =============

NOTE R - STOCKHOLDERS' EQUITY

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

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004

On July 29, 2005, the Company issued 4,859 shares of common stock for $24,455 upon the exercise of certain stock options covering 341 and 4,518 shares with a strike price of $3.88 and $5.12, respectively.


NOTE S - STOCK OPTION PLAN

Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of December 31, 2005, all options available under the 1997 Plan have been granted: 62,579 options have been exercised, and 320,222 options are outstanding which are fully vested and range in price from $3.50 to $61.36.

The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company, if management elects, pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of December 31, 2005, 4,859 options have been exercised and 113,381 options are outstanding and are fully vested and range in price from $1.98 to $45.50.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

For the year ended December 31, 2005, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility range approximating 50.9% to 51.1% depending on the grant date; and an expected term of ten years. For the year ended December 31, 2004, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility range approximating 121.0%, depending on the grant date; and an expected term of ten years.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


The table below summarizes the stock option activity for the years ending 2005 and 2004:

                                                                              Weighted
                                                              Options          Average
                Options Outstanding                           Outstanding       Price
            ---------------------------------               --------------  ---------------

             Outstanding December 31, 2003                        455,798  $   15.78

                   Options forfeited                                (805)      15.78
                                                            --------------

             Outstanding December 31, 2004                        454,993      13.05

                   Options exercised                              (4,859)      3.88

                   Options forfeited                             (54,481)      14.07

                     Options issued                                37,950      5.97
                                                            --------------

             Outstanding December 31, 2005                        433,603  $   14.06
                                                            ==============

               At December 31, 2005 the 433,603 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 3.11 years. The weighted average grant date fair value for equity options issued during the year ending December 31, 2005 was $3.97 per share. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123 for the year ending December 31, 2005 and 2004, the Company's net income and net income per share for the years ended December 31, 2005 and 2004 would have been decreased to the proforma amounts indicated below:

                                                                     2005             2004
                                                                ---------------     ------------
              Net loss from continuing operations,
                as reported                                   $      (704,562 )       (497,990 )
              Deduct:      Total stock-based
                           employee compensation
                           expense determined
                           under fair value based
                           method                                    (150,842)          (21,576)
                                                                ---------------     ------------

              Net loss from continuing operations, pro forma         (855,404)         (519,566)
              Net income from discontinued
                business component                                         -            394,127
              Gain on sale of assets of discontinued
                business component                                         -            905,118
                                                                ---------------     ------------

              Net (loss) income, pro forma                    $     (855,404 )          779,679
                                                                ===============    =============

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004

              As reported:  Net income (loss) per common share (basic):

                Net loss from continuing operations           $         (.32 )             (.23)
                Net income from discontinued
                  business component                                        -               .18
                Gain on sale of assets of discontinued
                  business component                                        -               .41
                                                                ---------------     ------------
                           As reported                        $         (.32 )              .36
                                                                ===============    =============
              Pro forma:  Net income per common share (diluted):

                Net loss from continuing operations           $          (.39 )           (.24 )
                Net income from discontinued
                  business component                                        -               .18
                Gain on sale of assets of discontinued
                  business component                                        -               .41
                                                                ---------------     ------------
                           Pro forma                          $         (.39 )              .35
                                                                ===============    =============



NOTE T - EMPLOYEE BENEFIT PLAN

In January 1998, the Company adopted a defined contribution 401(k) plan which covers substantially all of its eligible employees. The maximum employee contribution allowed is $14,000 in 2005 or $13,000 in 2004. The Company is not required to contribute to the 401(k) plan. The Company made discretionary contributions of approximately $7,000 and $10,000 for 2005 and 2004, respectively.

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004



NOTE U - QUARTERLY FINANCIAL DATA
Condensed consolidated statements of operations - Quarterly (Unaudited)


                                                                                 2005

                                                                            Quarter ended


                                                    March 31          June 30       September 30     December 31         Total
                                                  -------------    --------------   -------------   --------------    ------------
Rental revenue                                   $
    Rental revenue                                     670,182           672,137         894,749          771,601       3,008,669
    Retail electricity revenue                         310,789         1,125,596       2,545,563        3,190,275       7,172,223
                                                  -------------    --------------   -------------   --------------    ------------
      Total operating revenue                          980,971         1,797,733       3,440,312        3,961,876      10,180,892
                                                  -------------    --------------   -------------   --------------    ------------

Operating expense
    Cost of goods and services                         277,688         1,143,727       2,453,362        3,048,842       6,923,619
    Rental property operations                         407,622           452,447         554,428          527,123       1,941,620
    General and administrative                         206,986           223,579         329,312          169,776         929,653
    Depreciation, amortization and depletion            91,835           104,671         106,284           84,879         387,669
                                                  -------------    --------------   -------------   --------------    ------------
      Total operating expense                          984,131         1,924,424       3,443,386        3,830,620      10,182,561
                                                  -------------    --------------   -------------   --------------    ------------

Income (loss) from continuing operations               (3,160)         (126,691)         (3,074)          131,256         (1,669)
                                                  -------------    --------------   -------------   --------------    ------------

Other (expense) income
    Interest income                                     11,844            15,693          14,037           29,443          71,017
    Interest expense                                 (114,346)         (148,149)       (130,748)        (159,324)       (552,567)
    Other income (expense)                            (17,164)            43,578          11,218        (167,634)       (130,002)
                                                  -------------    --------------   -------------   --------------    ------------
      Total other income (expense)                   (119,666)          (88,878)       (105,493)        (297,515)       (611,552)
                                                  -------------    --------------   -------------   --------------    ------------

Income (loss) from continuing operations
 before  income taxes and
 minority interest                                   (122,826)         (215,569)       (108,567)        (166,259)       (613,221)


Income taxes                                                 -                 -               -                -               -
Minority interest                                     (40,824)             4,231        (41,899)         (12,849)        (91,341)
                                                  -------------    --------------   -------------   --------------    ------------
Net (loss) from continuing operations                (163,650)         (211,338)       (150,466)        (179,108)       (704,562)
                                                  -------------    --------------   -------------   --------------    ------------

Net income from discontinued business
component                                                    -                 -               -                -               -
Gain on sale of assets of discontinued
 business component                                          -                 -               -                -               -
                                                  -------------    --------------   -------------   --------------    ------------
Net income from discontinued business                        -                 -
component
                                                  -------------    --------------   -------------   --------------    ------------
NET INCOME (LOSS)                             $      (163,650)         (211,338)       (150,466)        (179,108)       (704,562)
                                                  =============    ==============   =============   ==============    ============


Net income (loss) per common share (basic)
Loss from continuing operations               $          (.07)             (.10)           (.07)            (.08)           (.32)
Discontinued business component                              -                 -               -                -               -
Gain on sale of assets of discontinued
 business component                                          -                 -               -                -               -
                                                  -------------    --------------   -------------   --------------    ------------
     Net (loss) income                        $          (.07)             (.10)           (.07)            (.08)           (.32)
                                                  =============    ==============   =============   ==============    ============


Net income (loss) per common share (diluted)
Net loss from continuing operations           $          (.07)             (.10)           (.07)            (.08)           (.32)
Discontinued business component                              -                 -               -                -               -
Gain on sale of discontinued business
component                                                    -                 -               -                -               -
                                                  -------------    --------------   -------------   --------------    ------------
     Net (loss) income                        $          (.07)             (.10)           (.07)            (.08)           (.32)
                                                  =============    ==============   =============   ==============    ============

Weighted average number of common shares
outstanding - basic                                  2,201,356         2,201,356       2,203,310        2,203,073       2,203,073
                                                  =============    ==============   =============   ==============    ============
Weighted average number of common shares
outstanding - diluted                                2,201,356         2,201,356       2,203,310        2,203,073       2,203,073
                                                  =============    ==============   =============   ==============    ============

                     AMEN Properties, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 2005 and 2004


    Condensed consolidated statements of operations - Quarterly (Unaudited)


                                                                                2004

                                                                            Quarter ended

                                                    March 31          June 30       September 30     December 31        Total
                                                  -------------    --------------   -------------   --------------    ------------
Rental revenue                                $        591,022         588,687         627,426          654,494         2,461,629
                                                  -------------    --------------   -------------   --------------    ------------

Operating expenses, excluding start-up costs           472,605           519,732         514,031          678,874       2,185,242

Start-up costs                                               -                 -          79,660           77,181         156,841
                                                  -------------    --------------   -------------   --------------    ------------
    Total operating expense
                                                       472,605           519,732         593,691          756,055       2,342,083
                                                  -------------    --------------   -------------   --------------    ------------


Income (loss) from continuing operations               118,417            68,955          33,735        (101,561)         119,546
                                                  -------------    --------------   -------------   --------------    ------------


Interest income                                          3,451             2,604           2,641            3,250          11,946

Interest expense                                     (133,409)         (147,183)       (146,518)        (152,377)       (579,487)

Other income (expense)                                  16,882            15,593          15,987           18,874          67,336
                                                  -------------    --------------   -------------   --------------    ------------
    Total other income (expense)
                                                     (113,076)         (128,986)       (127,890)        (130,253)       (500,205)
                                                  -------------    --------------   -------------   --------------    ------------

Income (loss) from continuing operations
 before income taxes and
 minority interest                                       5,341          (60,031)        (94,155)        (231,814)       (380,659)


Income taxes                                                 -                 -               -                -              -

Minority interest                                     (33,506)          (28,411)        (28,404)         (27,010)       (117,331)
                                                  -------------    --------------   -------------   --------------    ------------
Net (loss) from continuing operations                 (28,165)          (88,442)       (122,559)        (258,824)       (497,990)
                                                  -------------    --------------   -------------   --------------    ------------

Net income from discontinued business
component                                              120,772           117,535         109,191           46,629         394,127
Gain on sale of assets of discontinued
 business component                                          -                 -               -          905,118         905,118
                                                  -------------    --------------   -------------   --------------    ------------
Net income from discontinued business                  120,772           117,535         109,191          951,747       1,299,245
component
                                                  -------------    --------------   -------------   --------------    ------------
NET INCOME (LOSS)                             $
                                                        92,607            29,093        (13,368)          692,923         801,255
                                                  =============    ==============   =============   ==============    ============

Net income (loss) per common share (basic)
Loss from continuing operations               $          (.01)             (.04)           (.06)            (.12)           (.23)
Discontinued business component                            .05               .05             .05              .03             .18
Gain on sale of assets of discontinued
 business component                                          -                 -               -              .41             .41
                                                  -------------    --------------   -------------   --------------    ------------
     Net income (loss)                        $            .04               .01           (.01)              .32             .36
                                                  =============    ==============   =============   ==============    ============

Net income (loss) per common share (diluted)
Net loss from continuing operations           $          (.01)             (.03)           (.04)            (.08)           (.16)
Discontinued business component                            .04               .04             .03              .02             .13
Gain on sale of discontinued business
component                                                    -                 -               -              .29             .29
                                                  -------------    --------------   -------------   --------------    ------------
     Net income (loss)                        $            .03               .01           (.01)              .23             .26
                                                  =============    ==============   =============   ==============    ============

Weighted average number of common shares
outstanding - basic                                  2,201,356         2,201,356       2,201,356        2,201,356       2,201,356
                                                  =============    ==============   =============   ==============    ============
Weighted average number of common shares
outstanding - diluted                                3,051,079         3,051,079       3,051,079        3,051,120       3,051,120
                                                  =============    ==============   =============   ==============    ============

INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
-------    --------------------
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

10.25++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series B Preferred Stock dated December 31, 2001

10.26++ Annex to the Stock Purchase Agreement for Series A Preferred Stock dated September 29, 2000

10.27# Agreement to Suspend Dividends and Consent of the Holders of Series A Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.28# Agreement to Suspend Dividends and Consent of Holders of Series B Convertible Preferred Stock of Amen Properties, Inc. dated May 30, 2003.

10.29^ Consent, Waiver and Amendment of the holders of Series A Preferred Stock dated January 2005 (identical copy executed by each holder)

10.30^ Consent, Waiver and Amendment of the holders of Series B Preferred Stock dated January 2005 (identical copy executed by each holder)

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

10.36// Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc. dated April 4, 2000.

10.38### Employment and Noncompetition Agreement between the Company and Kevin Yung dated as of July 1, 2004

10.39@@ Agreement to Distribute Assets among TCTB Partners, Ltd. and its partners dated as of December 31, 2004

10.40@@ Purchase Agreement between certain partners of TCTB Partners, Ltd. and 1500 Broadway Partners, Ltd. dated as of December 31, 2004

10.41@ Securities Purchase Agreement between the Company and certain investors dated January 18, 2005, as amended by a First Amendment dated January 28, 2005 and a Second Amendment dated February 28, 2005

10.42@     Loan Agreement between Amen Properties, Inc. and Western National
           Bank

10.43@     Western National Bank Revolving Line of Credit Note


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

99.1       Press release regarding 2005 Annual Report on Form 10-KSB



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

@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

@@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

^ Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.