Form 10QSB
period 2006-03-31
AMEN PROPERTIES INC
filed 2006-05-15
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                       For the Period Ended March 31, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From ________________to
     _______________.

                        Commission file number 000-22847

                              AMEN Properties, Inc.
                              ---------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                              54-1831588
----------------                                      ----------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  | X |    No  |   |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  |   |    No  | X |

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes  |   |    No  |   |

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $ .01 Par Value:
2,206,215 shares outstanding as of May 3, 2006.

Transitional Small Business Disclosure Format (check one):
Yes  | X |    No  |   |

                                      INDEX

Part I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet at March 31, 2006 (Unaudited)             1

          Consolidated Statement of Operations--for the three months
          ended March 31, 2006 and 2005 (Unaudited)                            2

          Consolidated Statement of Cash Flows-- for the three months
          ended March 31, 2006 and 2005 (Unaudited)                            3

          Notes to Consolidated Financial Statements (Unaudited)               4

Item 2.   Management's Discussion and Analysis or Plan of Operation           20

Item 3.   Controls and Procedures                                             26

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   27

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         27

Item 3.   Defaults Upon Senior Securities                                     27

Item 4.   Submission of Matters to a Vote of Security Holders                 27

Item 5.   Other Information                                                   27

Item 6.   Exhibits                                                            27

Signatures                                                                    32

Exhibits

          11.       Computation of Earnings Per Share
          31.1      Certification of Chief Executive Officer.
          31.2      Certification of Chief Financial Officer.
          32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss. 1350.
          32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents (notes A3, and F)                $   2,005,370
  Accounts receivable net of allowance of $46,668 (notes
   A6 and A15)                                                     858,891
  Other current assets                                             199,680
                                                              -------------
       Total current assets                                                         3,063,941

RESTRICTED CASH EQUIVALENTS (note C)                                                4,303,104

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
 depreciation of $1,346,882 (notes A7, A8 and D)                                    8,020,510

ROYALTY INTERESTS, at cost net of accumulated depletion
 of $ 29,431 (notes A7 and E)                                                         133,423

LONG-TERM INVESTMENTS (notes A4 and F)                                                 62,350

OTHER ASSETS
  Deferred costs (note A9)                                          25,276
  Deposits and other assets                                         15,222
                                                              -------------
       Total other assets                                                              40,498
                                                                                 -------------

                 TOTAL ASSETS                                                   $  15,623,826
                                                                                 =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $     943,220
  Accrued liabilities (note G)                                     316,440
  Current portion of long-term obligations (note I)                263,488
  Accrued interest payable                                          99,838
  Deferred revenue (note A12)                                      159,546
                                                              -------------
       Total current liabilities                                                    1,782,532

LONG-TERM OBLIGATIONS, less current portion (note I)
  Financial institutions                                         6,267,152
  Related parties                                                  879,738
                                                              -------------
       Total long-term obligations                                                  7,146,890


MINORITY INTEREST (note A13)                                                          365,868

COMMITMENTS AND CONTINGENCIES (note K)                                                      -

STOCKHOLDERS' EQUITY (note L and M)
  Convertible preferred stock, $.001 par value, 5,000,000
   shares authorized; 80,000 Series "A" shares issued and
   outstanding, convertible into a total of 616,447 shares
   of common stock at the option of the holders (note A14)              80
   80,000 Series "B" shares issued and outstanding,
   convertible into a total of 233,317 shares of common
   stock at the option of the holders (note A14)                        80
   125,000 Series "C" shares issued and outstanding,
   convertible into a total of 500,000 shares of common
   stock at the option of the holders (note A14)                       125
  Common stock, $.01 par value, 20,000,000 shares
   authorized; 2,206,215 shares issued and outstanding              22,063
  Additional paid-in capital                                    44,633,448
  Accumulated deficit                                          (38,327,260)
  Accumulated other comprehensive income                                 -
                                                              -------------
       Total stockholders' equity                                                   6,328,536
                                                                                 -------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  15,623,826
                                                                                 =============

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                        2006            2005
                                                    ------------    ------------
Operating revenue (note A15):
  Rental revenue                                   $    751,605         670,182
  Retail electricity revenue                          3,168,707         310,789
                                                    ------------    ------------

       Total operating revenue                        3,920,312         980,971
                                                    ------------    ------------

Operating expenses:
  Cost of goods and services                          2,820,418         277,688
  Rental property operations                            478,386         407,622
  General and administrative                            236,692         206,986
  Depreciation, amortization and depletion              102,276          91,835
                                                    ------------    ------------

       Total operating expenses                       3,637,772         984,131
                                                    ------------    ------------

Income (loss) from operations                           282,540          (3,160)
                                                    ------------    ------------

Other (expense) income
  Interest income                                        49,701          11,844
  Interest expense                                     (140,662)       (114,346)
  Other income (expense)                                 22,945         (17,164)
                                                    ------------    ------------

       Total other (expense) income                     (68,016)       (119,666)
                                                    ------------    ------------

Income (loss) before income taxes and minority
 interest                                               214,524        (122,826)

Income taxes (note A11)                                       -               -

Minority interest                                       (21,870)        (40,824)
                                                    ------------    ------------


NET INCOME (LOSS)                                  $    192,654        (163,650)
                                                    ============    ============

Net income (loss) per common share (basic)         $        .09            (.07)
                                                    ============    ============

Net income (loss) per common share (diluted)       $        .05            (.07)
                                                    ============    ============

Weighted average number of common shares
 outstanding - basic                                  2,206,215       2,201,356

Weighted average number of common shares
 outstanding - diluted                                3,555,979       2,201,356


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                        2006            2005
                                                    ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Net income (loss)                                $    192,654        (163,650)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation, amortization and depletion          102,276          91,835
      Minority interest                                  21,870          40,824
  Changes in operating assets and liabilities:
    Accounts receivable                                 435,920        (223,874)
    Increase in allowance for doubtful accounts           5,734               -
    Other assets                                         (1,441)              -
    Deposits and other assets                            (4,691)       (156,000)
    Deferred costs                                        5,416         (74,253)
    Accounts payable                                   (205,908)        143,416
    Accrued and other liabilities                       (81,475)       (312,931)
    Deferred revenue                                    108,899          64,646
                                                    ------------    ------------

  Net cash provided by (used in) operating
   activities                                           579,254        (589,987)
                                                    ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                   (15,932)       (361,129)
  Increase in restricted cash equivalents              (647,840)              -
  Repayments of notes receivable                         50,000           8,000
                                                    ------------    ------------

  Net cash used in investing activities                (613,772)       (353,129)
                                                    ------------    ------------

Cash flows from financing activities:
  Repayments of notes payable                           (64,540)     (1,454,907)
  Net proceeds from issuance of preferred stock               -       2,000,000
                                                    ------------    ------------

  Net cash (used in) provided by financing
   activities                                           (64,540)        545,093
                                                    ------------    ------------


Net decrease in cash and cash equivalents               (99,058)       (398,023)

Cash and cash equivalents at beginning of period      2,104,428       4,147,900
                                                    ------------    ------------

Cash and cash equivalents at end of period         $  2,005,370       3,749,877
                                                    ============    ============


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                    Unaudited

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.    Organization

     Effective October 2002, AMEN Properties, Inc. formed NEMA Properties, LLC ("NEMA"), a Nevada limited liability company; AMEN Minerals, LP
     ("Minerals"), a Delaware limited partnership; and AMEN Delaware, LP ("Delaware"), a Delaware limited partnership, to pursue acquisitions as authorized by stockholders on September 19, 2002. Effective July 2004 AMEN formed W Power and Light, LP ("W Power"), a Delaware limited partnership to enter into the retail electricity market in Texas. AMEN Properties, Inc. and Subsidiaries and affiliates (collectively referred to as the "Company") is a self-administered and self-managed Delaware corporation.

     As of March 31, 2006 and 2005, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leaseable area. The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, AMEN has entered the retail electricity market in the state of Texas. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner and the retail electricity operations are primarily conducted through W Power of which AMEN is the sole general partner.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

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

     5.    Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $6,930,000 as of March 31, 2006. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2006.

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

     The Company estimated the allowance for doubtful accounts related to W Power's billed account receivables to be approximately .2% percent of W Power's retail electricity billed revenue for the quarter ended March 31, 2006. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.

     At March 31, 2006 accounts receivable consisted of the following:



              Tenant receivables                             $     53,354
              Billed electricity receivables                      449,289
              Unbilled electricity receivables                    402,916
              Allowance for doubtful accounts                     (46,668)
                                                             -------------
              Accounts receivable, net                       $    858,891
                                                             =============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

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

     10.   Stock-Based Compensation

     On January  1, 2006 the  Company  adopted  Financial  Accounting  Standards
     (SFAS) No. 123(R), Accounting for Stock-Based Compensation, to account for its stock-based compensation. In December 2004, the Financial Accounting Standards Board issued Statement 123(R) effective for small business issuers after December 15, 2005. The new Statement requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards.

     11.   Income Taxes

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

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

     12.   Deferred Revenue

     Deferred revenue mainly consists of prepaid rent and is being amortized over the life of the lease.

     13.   Minority Interest

     Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at March 31, 2006 and 2005.

     14.   Contingently Convertible Securities

     The Company has outstanding Series A Preferred Stock ("Series A"), Series B Preferred Stock ("Series B") and Series C Preferred Stock ("Series C") whose terms enable the holder, under certain conditions, to convert such securities into 1,349,764 shares of the Company's Common Stock as shown in the following table.

                   Number       Purchase        Conversion        Number of
       Series    of Shares       Price             Rate         Common Shares
       ------    ---------       -----             ----         -------------
          A        80,000    $   2,000,000    $      3.2444          616,447
          B        50,000          500,000           3.2444          154,111
          B        10,000          100,000            3.424           29,206
          B        20,000          200,000            4.000           50,000
          C       125,000        2,000,000            4.000          500,000

     Conversion of Series A, Series B and Series C is at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the original Series A, Series B and Series C issue price by the conversion price in effect at the time of conversion. The contingently convertible securities have not been included in the calculation of diluted earnings per share for the three months ended March 31, 2005 as their effect is antidilutive.

     15.   Revenue Recognition

     Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As of March 31, 2006 and 2005, there were no deferred tenant receivables.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

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

     16.   Income (Loss) Per Share

     Income (loss) per share is computed based on the weighted average common shares and common stock equivalents outstanding during each period. The effects of Series A, Series B and Series C Convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect are antidilutive.

     17.   Environmental

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

     18.   New Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123 (revised), Accounting for Stock-Based Compensation. This Statement eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25's intrinsic value method of accounting. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those instruments. An entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of those instruments, except in certain circumstances. The provisions of this Statement became effective as of the beginning of the first annual reporting period that begins after December 15, 2005.

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

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement shall be effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006.

     Management does not believe the new pronouncements will have a material impact on its financial statements.

     19.   Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the March 31, 2006 presentation.

NOTE B - CONCENTRATIONS OF CREDIT RISK

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

     The Company maintains cash balances at three financial institutions, which at times may exceed federally insured limits. At March 31, 2006 the Company had approximately $1,276,000 of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

     W Power and TCTB's revenues are derived principally from uncollateralized customer electricity billings and rents from tenants, respectively. The concentration of credit risk in a limited number of industries affects its overall exposure to credit risk because customers and tenants may be similarly affected by changes in economic and other conditions.

NOTE C - RESTRICTED CASH EQUIVALENTS

     The Company has pledged a $2,100,000 certificate of deposit with a financial institution which bears interest at 4.00% and matures on December 28, 2006. The certificate of deposit collateralizes the term note with a financial institution (see note I) and is restricted. The certificate of deposit is recorded at cost, which approximates market value. The certificate is non-negotiable and non-transferable, and may incur substantial penalties for withdrawal prior to maturity.

     On October 18, 2005 the Company entered into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("JPMC"). Under the agreement JPMC may, but is not obligated to, issue one or more standby or commercial letters of credit, on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance. In order to support the Letters of Credit, the Company, JPMC and JP Morgan Securities Inc. maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMC. At March 31, 2006, the Company had deposits with JPMC totaling $2,203,104 collateralizing outstanding Letters of Credit.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following at March 31, 2006:


              Buildings                                      $      8,467,365
              Furniture, fixtures and equipment                       142,706
              Tenant improvements                                     598,323
              Land                                                    158,998
                                                             -----------------
                                                                    9,367,392
              Less:  accumulated depreciation                      (1,346,882)
                                                             -----------------

                                                             $      8,020,510
                                                             =================

     Depreciation expense for the quarters ended March 31, 2006 and 2005 was $99,080 and $82,645, respectively.

NOTE E - ROYALTY INTERESTS

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

     The Company, through its wholly-owned subsidiary Amen Minerals, LP, currently owns two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the quarters ended March 31, 2006 and 2005.

NOTE F - CASH, CASH EQUIVALENTS AND INVESTMENTS

     At March 31, 2006 the Company's cash and cash equivalents consist of cash in banks of $2,005,370.

     Securities available-for-sale in the accompanying balance sheet at March 31, 2006 totaled $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type are as follows:

                                                                       Gross
                                      Market            Cost        Unrealized
                                      Value            Basis          Losses
                                   ------------    ------------    ------------
            Other securities       $    62,350          62,350               -
                                   ============    ============    ============


NOTE G - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at March 31, 2006:



          Accrued property taxes                             $          46,367
          Accrued TDSP charges                                          82,804
          Other liabilities                                            187,269
                                                             ------------------

                                                             $         316,440
                                                             ==================


NOTE H - OPERATING SEGMENTS

     On July 30, 2004, the Company formed and initiated the development of W Power. W Power was established to enter into the retail electricity market in Texas. The formation of W Power resulted in the diversification of the Company's business activities into two reportable segments: real estate operations and a retail electricity provider (REP). The real estate operations consist of two office properties located in Midland, Texas and comprise an aggregate of approximately 428,560 square feet of gross leaseable area. The REP segment sells electricity and provides the related billing, customer service, collection and remittance services to both residential and commercial customers.

     Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for period ended March 31, 2006 and 2005, respectively.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

     March 31, 2006:
     ---------------
                                                                                           Inter-Company
                                                   Real Estate          Other and           Transaction          Consolidated
                                 REP               Operations           Corporate           Eliminations            Total
                           ----------------     ----------------     ----------------     ----------------     ----------------
Revenues from
 external customers       $      3,168,707     $        751,605     $              -     $              -     $      3,920,312
                           ================     ================     ================     ================     ================
Revenues from other
 operating segments       $        220,801     $          4,987     $              -     $       (225,788)    $              -
                           ================     ================     ================     ================     ================
Depreciation,
 amortization and
 depletion                $          3,366     $         95,098     $          3,812     $              -     $        102,276
                           ================     ================     ================     ================     ================

Interest expense          $          2,911     $        137,751     $              -     $              -     $        140,662
                           ================     ================     ================     ================     ================

Segment net income
 (loss)                   $        206,279     $         76,334     $        (46,837)    $        (43,122)    $        192,654
                           ================     ================     ================     ================     ================

Segment assets            $      3,790,410     $      7,443,406     $      4,780,116     $       (390,106)    $     15,623,826
                           ================     ================     ================     ================     ================

Expenditures for
 segment assets           $              -     $         15,932     $              -     $              -     $         15,932
                           ================     ================     ================     ================     ================


     March 31, 2005:
     ---------------
                                                                                           Inter-Company
                                                   Real Estate          Other and           Transaction          Consolidated
                                 REP               Operations           Corporate           Eliminations            Total
                           ----------------     ----------------     ----------------     ----------------     ----------------
Revenues from
 external customers       $        310,789     $        670,182     $              -     $              -     $        980,971
                           ================     ================     ================     ================     ================

Revenues from other
 operating segments       $         95,484     $          8,313     $              -     $       (103,797)    $              -
                           ================     ================     ================     ================     ================
Depreciation,
 amortization and
 depletion                $          1,522     $         62,985     $         27,328     $              -     $         91,835
                           ================     ================     ================     ================     ================

Interest expense          $         11,228     $         94,061     $         82,267     $        (73,210)    $        114,346
                           ================     ================     ================     ================     ================

Segment net income
 (loss)                   $        (85,018)    $        142,481     $       (150,642)    $        (70,471)    $       (163,650)
                           ================     ================     ================     ================     ================

Segment assets            $        972,650     $      7,371,158     $      7,068,636     $       (123,782)    $     15,288,662
                           ================     ================     ================     ================     ================

Expenditures for
 segment assets           $          7,125     $        351,412     $          2,592     $              -     $        361,129
                           ================     ================     ================     ================     ================


NOTE I - LONG-TERM OBLIGATIONS

     On June 5, 2002, TCTB entered into a loan agreement (the "TCTB Note") with a financial institution for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB is making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

     pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (c) a final judgment or order for the payment of money in excess of $100,000. Effective December 31, 2004, TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB minority owners. The Lubbock building was subject to a lien securing TCTB's note payable to Wells Fargo Bank Texas, N.A. The Bank agreed to release its lien on the Lubbock building in exchange for a $2,100,000 restricted certificate of deposit (see note C) pledged by TCTB to the Bank as additional collateral.

     On March 3, 2006 TCTB entered into a loan agreement with a financial institution for a revolving line of credit note (the"Line of Credit") of $300,000. The line of credit bears interest at a variable rate per annum equal to the Prime Rate, currently 7.75% as of March 31, 2006. The proceeds from the Note are intended to be used to fund potential tenant lease improvements provided for in new tenant lease agreements at TCTB.

     Delaware entered into nine promissory notes (the "Delaware Notes"), certain of which are with related parties, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB on October 1, 2002. The notes are due in annual payments of principal and interest beginning April 1, 2005 with a final maturity of May 31, 2009. The interest rate is currently 6.9% and is adjusted each October 1 to equal the Wall Street Journal Prime Lending Rate (6.75% at October 31, 2005) plus .15%. The annual payments are equal to a set percentage, ranging from 1% to 16% of the future net operating loss benefit of the Company. The net operating loss benefits are calculated as the dollar value of the federal income tax benefit to the Company of the net operating loss calculated in accordance with the Internal Revenue Code, for the calendar year preceding the date of each annual payment. Due to the distribution and sale of the Lubbock building on December 31, 2004, the Company elected to forgo the payment as described above and paid one half of the principal balance along with the entire accrued interest balance during January 2005.

     Delaware entered into a promissory note (the "Hexagon Note") on February 18, 2004, effective January 1, 2004 in the amount of $250,778 to purchase an additional 6.485% ownership interest in TCTB. The note is due in quarterly installments of principal and interest beginning on March 1, 2004 with a final maturity of January 1, 2010. The term note bears interest at a fixed rate per annum of 5%.

     On February 28, 2005 the Company entered into a loan agreement (the "WNB Note") with Western National Bank, Midland, Texas. The Note is a certain Revolving Line of Credit in an amount of $5,000,000. Under the Note, the Bank may, but is not obligated to advance more than $2,500,000. Borrowings under the Note are subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The Note bears a variable interest rate equal to the Prime Rate, defined as the prime rate in the money rate table of The Wall Street Journal, a Dow Jones publication, as of each business day (7.75% at March 31, 2006). Interest is computed on the unpaid principal balance of the Note and is due and payable

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

     as it accrues monthly, commencing March 31, 2005, and thereafter on the last day of each and every succeeding month until maturity, March 31, 2008, when the entire amount of the Note, principal and accrued, unpaid interest, shall be due and payable. The Note is secured by a security agreement to all of the accounts receivable of W Power. In addition, the Note is guaranteed by certain accredited investors which guarantees are partially secured by letters of credit. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. The proceeds from the Note are intended to be used to fund potential capital requirements in order to facilitate the growth of the Company's retail electric provider subsidiary, W Power, and for general corporate purposes.

     Long-term debt as of March 31, 2006:

                                   Long-term        Current
                                    Portion         Portion           Total
                                --------------   --------------   --------------
          TCTB Note            $    5,628,105   $      222,356   $    5,850,461
          Delaware Notes            1,394,543                -        1,394,543
          Hexagon Note                124,242           41,132          165,374
          Line of Credit                    -                -                -
          WNB Note                          -                -                -
                                --------------   --------------   --------------


                Total          $    7,146,890   $      263,488   $    7,410,378
                                ==============   ==============   ==============


     Maturities of long-term debt at March 31, 2006 are as follows:

          2006                                  $      263,488
          2007                                         281,344
          2008                                         302,697
          2009                                       5,168,306
          2010                                       1,394,543
                                                 --------------

                Total                                7,410,378
                Less current portion                   263,488
                                                 --------------

                Long-term portion               $    7,146,890
                                                 ==============


NOTE J - RELATED PARTY TRANSACTIONS

     At March 31, 2006 and 2005, related parties leased from TCTB, office space of approximately 32,000 square feet. TCTB received rental income from these related parties of approximately $88,895 and $75,279 during the quarters then ended, respectively.

     The Company closed the sale and issuance of 125,000 shares of Series C Preferred Stock and 250,000 Warrants (see note L) pursuant to a Purchase Agreement, as amended by the Second Amendment on March 1, 2005 between the Company and certain accredited investors, including the Company's President and Chief Operating Officer, Jon M. Morgan, the Company's Chief Executive Officer, Eric Oliver and Bruce Edgington, one of the Company's Directors.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

     The following table reflects the Series C issuance to the Company's officers and directors.

                      Number of        Common        Preferred C
                     Preferred C       Stock           Voting         Purchase
                       Shares        Equivalent      Equivalent         Price
                    ------------    ------------    ------------    ------------

Eric Oliver              14,063          56,252          52,877    $    225,008
Jon M. Morgan            14,062          56,248          52,873         224,992
Bruce Edgington           3,125          12,500          11,750          50,000
                    ------------    ------------    ------------    ------------
Total                    31,250         125,000         117,500    $    500,000
                    ============    ============    ============    ============

     The following table reflects the issuance of Warrants to the Company's Officers and Directors.

                                       Common
                     Number of         Stock
                      Warrants       Equivalent
                    ------------    ------------

Eric Oliver              28,126          28,126
Jon M. Morgan            28,124          28,124
Bruce Edgington           6,250           6,250
                    ------------    ------------
Total                    62,500          62,500
                    ============    ============


NOTE K - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Power Purchase Contracts

     Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements are estimated as follows as of March 31, 2006:

            2006                                          $    2,212,955
            2007                                                 684,604
            2008                                                 148,960
            2009                                                       -
                                                           --------------

                  Total                                   $    3,046,519
                                                           ==============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

NOTE L - STOCKHOLDERS' EQUITY

     On February 3, 2005, the Company finalized an agreement involving a private placement under Regulation D for the new Series C Preferred Stock and common stock purchase warrants (the "Warrants") to accredited investors (the "Purchase Agreement"). The Company closed the sale and issuance of 125,000 Series C Preferred Stock and 250,000 Warrants pursuant to the Purchase Agreement, as amended by the Second Amendment (the "Amended Purchase Agreement"), on March 1, 2005. The purchase price consisted of a total of $2 million in cash and limited guaranties from the investors in favor of Western  National Bank covering the credit  facility  described in
     Note I. No underwriting discounts or commissions were paid in connection with this issuance. Certain facts related to the exemption from registration of the issuance of the securities under securities law are set forth in the Amended Purchase Agreement as representations of the investors, including without limitation their investment intent, their status as accredited investors, the information provided to them, the restricted nature of the securities, and similar matters.

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

NOTE M - STOCK OPTION PLAN

     Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of March 31, 2006, all options available under the 1997 Plan have been granted: 62,579 options have been exercised, and 304,055 options are outstanding which are fully vested and range in price from $3.50 to $61.36 and have a weighted average contractual maturity of 1.98 years.

     The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with an approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company, if management elects,

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

     pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of March 31, 2006, 4,859 options have been exercised and 113,381 options are outstanding and are fully vested and range in price from $1.98 to $45.50 and have a weighted average contractual maturity of 6.98 years.

     Effective January 1, 2006, the Company adopted SFAS No. 123(R) utilizing the modified prospective approach. The modified prospective approach applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and all share-based payments granted subsequent to January 1, 2006 should be recognized as compensation expense in accordance with the provisions of SFAS 123 (R). Under the modified prospective approach prior periods are not restated to reflect the impact of adopting the new standard. The share-based payments fair value is estimated on the date of grant using the Black-Scholes option-pricing model. As of January 1, 2006 the Company's outstanding options for the 1997 Plan and 1998 Plan were fully vested and for the quarters ended March 31, 2006 the Company did not issue any stock based compensation under the 1997 Plan or the 1998 Plan. As such the Company did not have any stock based compensation expense to recognize during the quarter ended March 31, 2006.

     The table below summarizes the stock option activity for the quarter ending March 31, 2006:

                                                               Weighted
                                             Options            Average
            Options Outstanding            Outstanding           Price
            -------------------            -----------           -----

         Outstanding December 31, 2005        433,603        $      14.06

             Options exercised                      -                   -

             Options forfeited                (16,167)              12.48

               Options issued                       -                   -
                                           -----------

         Outstanding March 31, 2006           417,436        $      14.12
                                           ===========


     At March 31, 2006 the 417,436 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 3.27 years.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

     The table below summarizes the stock option activity for the quarter ending March 31, 2005:

                                                               Weighted
                                             Options            Average
            Options Outstanding            Outstanding           Price
            -------------------            -----------           -----

         Outstanding December 31, 2004        454,993        $      13.05

             Options exercised                      -                   -

             Options forfeited                (13,620)              14.07

               Options issued                       -                   -
                                           -----------

         Outstanding March 31, 2005           441,373        $      14.06
                                           ===========


     At March 31, 2005 the 441,373 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and had a weighted average contractual maturity of 3.27 years.

     Prior to the issuance of SFAS No. 123(R), the Company accounted for stock based compensation granted using Accounting Principles Board APB Opinion 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                                       2005
                                                                   ------------
          Net loss: as reported                                   $   (163,650)

          Add:      Total share-based
                    employee compensation
                    expense included  in
                    reported net loss                                        -

          Deduct:   Total share-based
                    employee compensation
                    expense determined
                    under fair value based
                    method for all awards                           (7,848,411)
                                                                   ------------

          Net (loss), pro forma                                   $ (8,012,061)
                                                                   ============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2006
                                   (Unaudited)

          Earnings Per Share:

          As reported:  Net (loss) per common share (basic):      $       (.07)
                                                                   ============
          As reported:  Net (loss) per common share (diluted):    $       (.07)
                                                                   ============
          Pro forma:     Net (loss) per common share (basic):     $      (3.64)
                                                                   ============
          Pro forma:     Net (loss) per common share (diluted):   $      (3.64)
                                                                   ============

          Weighted average common shares outstanding - Basis         2,201,356
          Weighted average common shares outstanding - Diluted       2,201,356

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related footnotes presented in Item 1 and the Company's December 31, 2005 Form 10-KSB.

Overview

AMEN Properties, Inc., (the "Company") is a real estate and energy company engaged in owning and managing real estate, oil and gas royalties, and energy related business properties. The Company is a holding company and conducts its operations through AMEN Delaware, LP ("Delaware"); AMEN Minerals, LP ("Minerals") and W Power and Light, LP ("W Power"), each being a wholly owned subsidiary of the Company. The Company owns its present real estate holdings through Delaware. Delaware owns an approximate 71.35% limited interest in TCTB Partners, Ltd., which currently owns two commercial office buildings in Midland, TX. The Company's present oil and gas royalty holdings are through Minerals, which owns two oil and gas royalty properties, one in Nowata County, Oklahoma and the other in Hemphill County, Texas. The Company is engaged in the retail electricity market as a retail electric provider serving both retail and wholesale customers within the state of Texas through W Power.

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

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from its tenants and billed and unbilled customer retail electricity usage flowed for a given period. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants and customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income. The Company estimated the allowance for doubtful accounts related to W Power's billed account receivables to be approximately 0.2% percent of W Power's retail electricity billed revenue for the quarter ended March 31, 2006. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.

Stock Options

The Company accounts for its stock-based compensation in accordance with Financial Accounting Standards (SFAS) No. 123R, Accounting for Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued Statement 123(R) effective for small business issuers after December 15, 2005. The new Statement requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards.

Results of Operations

Overview
--------

For the quarter ended March 31, 2006, the Company showed net income of $192,654 or $.09 per share as compared to a net loss of $163,650 or $.07 per share for the same period ended March 31, 2005 for a net change of approximately $356,000. The increase is mainly attributable to W Power. During the quarter ended March 31, 2006, W Power had net income of approximately $206,000 as compared to a net loss of approximately $85,000 during the same period last year. Although energy costs have dramatically increased as compared to this time last year, W Power has been able to meet its credit requirements and achieve strong operating cash flow. W Power continues to maintain deliberate and controlled growth to ensure it does not outgrow its current credit capacity. As of the period ended March 31, 2006, W Power provided approximately 18,700 total MWH as compared to approximately 4,800 MWH during its first full quarter of retail operations ending March 31, 2005. Additionally, the Company provided approximately 16,800 MWH to its wholesale customers during the quarter ended March 31, 2006. During W Power's first quarter of operations ended March 31, 2005, W Power did not provide any electricity to wholesale customers.

The Company's investment in its commercial real estate property through TCTB continues to show steady operating income. TCTB showed net income of approximately $76,000 during the quarter ended March 31, 2006 as compared to net income of approximately $142,000 for the period ended March 31, 2005. The decrease in income through the Company's investment in TCTB is mainly attributable to the increase in utilities expense for the commercial real estate property. However, the increase in operating expenses has been partially offset with the Company passing the increased expenses through to the tenants during the quarter ended March 31, 2006. During the same period ended March 31, 2005 the Company did not pass these additional expenses through to the tenants in an effort to build stronger business relationships with the buildings tenants.

Revenues
--------

Total operating revenue for the quarter ended March 31, 2006 increased approximately 300% over the same period ended March 31, 2005. This increase of approximately $2,900,000 is predominantly related to W Power's growth. For the period ended March 31, 2006 W Power had revenues of approximately $3,170,000 as compared to approximately $311,000 for the quarter ended March 31, 2005, or an increase of 920%. Additionally, TCTB's revenue increased approximately 12% for the quarter ended March 31, 2006 as compared to the same period last year. This is due mostly to the increase in the commercial real estate buildings increase in operating expenses being passed through to the tenants.

Operating expenses
------------------

Operating expenses for the quarter ended March 31, 2006 increased approximately 270% over the same period last year. The increase is primarily related to the cost of wholesale electricity for W Power. Wholesale electricity purchases grew due to customer load growth and higher wholesale energy prices. Rising energy costs over the last year are also the primary cause of an increase in TCTB real estate operations expenses for the quarter ended March 31, 2006 as compared to March 31, 2005. For the period ended March 31, 2006, TCTB experienced approximately a 17% increase in rental property operations compared to the same quarter last year. Additionally, depreciation expense increased approximately 11% for the quarter ended March 31, 2006 as compared to same period last year. This increase is related to the capitalized tenant lease improvement costs incurred by TCTB. The Company did not realize a full period of depreciation expense during the quarter ended March 31, 2005 as the tenant improvements were not completed until the latter part of the quarter ended March 31, 2005.

Other (expense) income
----------------------

For the quarter ended March 31, 2006, the Company experienced a decrease in other expenses of approximately $52,000. This decrease is mainly associated with an increase in interest income of approximately $38,000 for the quarter compared to the same period last year. The interest income is mostly related to the Company's increase in short-term investments with J.P. Morgan Chase to cover standby letters of credit with certain wholesale electricity providers and an increase in the interest rate the Company is earning on the restricted certificate of deposit upon the Certificate of Deposit's renewal on December 28, 2005. The remaining difference is attributable to the non-recurring legal expenses the Company incurred during the quarter ended March 31, 2005 associated with the issuance of the Company's Series C Preferred Stock on March 1, 2005.

Minority interest
-----------------

Minority interest expense for the three months ended March 31, 2006 and 2005, was 21,870 and 40,824, respectively, and reflects the minority interest owners of TCTB. The decrease in minority interest is related to the decrease in TCTB quarterly income due to the increased operational expenses of the commercial real estate buildings.

Liquidity and capital resources
-------------------------------

Management's initial focus of the 2002 Business Plan was to focus on value added plays in three distinct arenas, 1) acquiring office space in secondary stagnant markets, 2) acquiring office space in out of favor growth markets 3) acquiring investments in oil and gas royalties and to assess opportunities in acquiring other properties and businesses that have a consistent and stable cash flow history. Management believes that through its wholly owned subsidiary W Power, we have been able to enter a market that will provide a stable cash flow in the future.

W Power faced several challenges during its first year of operations, including:
1) rapidly escalating and volatile energy prices; 2) an extended period of above-average summer and fall temperatures resulting in record breaking electricity demand and consumption across Texas; and 3) a shortage of electric generating capacity. While W Power reported positive net income for the first time during the quarter ended March 31, 2006, management believes W Power will be faced with similar challenges throughout 2006 and perhaps beyond. If so, W Power will need to continue a deliberately controlled growth plan in order not to exceed its credit capacity requirements. The main challenges W Power will face will be higher commodity energy prices and the amount of credit required to hedge forward its electricity requirements. Management continues to monitor and limit the growth of W Power's customer acquisition to ensure that W Power will be able to meet its credit requirements to hedge forward its electricity requirements. Even with continued deliberate limiting of W Power's growth the Company's business model leads management to expect positive earnings for 2006.

Operating activities
--------------------

During the three months ended March 31, 2006 and 2005, the net cash provided by (used in) operating activities was $579,254 and $(589,987), respectively, for a net increase of approximately $1,170,000. The increase in operating activities is due to several items. W Power, while still a very young company, has moved past its startup phase and is experiencing both positive net income and cash flow. Additionally, W Power has realized an accelerated payment schedule from both its wholesale and retail customers, thereby reducing working capital requirements by approximately $660,000 which would otherwise have been a use of cash to fund receivables. During the three months ended March 31, 2005, the Company was able to decrease its accrued and other liabilities by paying the accrued interest of approximately $287,000 related to nine promissory notes, certain of which are with related parties, entered into by Delaware in October 2002 to purchase the original 64.9% ownership interest in TCTB.

Investing activities
--------------------

For the three months ended March 31, 2006 and 2005, the net cash used in investing activities was $613,772 and $353,129, respectively. The net increase in of approximately $260,000 is mainly related to the Company entering into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("JPMC"). Under the agreement JPMC may, but is not obligated to, issue one or more standby or commercial letters of credit, on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. In order to support the Letters of Credit, the Company, JPMC and JP Morgan Securities Inc. maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMC. Management expects that with the growth of W Power in the future, coupled with higher commodity energy costs, the Company's investment with JPMC to issue standby or commercial letters of credit on behalf of W Power will continue.

Financing activities
--------------------

Net cash (used in) provided by financing activities was $(64,540) and $545,093 for the three months ended March 31, 2006 and 2005, respectively, for a net change of approximately $610,000. During the three months ended March 31, 2006 the Company used $64,540 in the repayment of notes, mainly the repayment of the TCTB Note (further described in Note I of the Financial Statements). During the three months ended March 31, 2005, the Company paid approximately $1,455,000 in the repayments of notes and received $2,000,000 from the issuance of the Company's Series C Preferred Stock on March 1, 2005. The repayment of notes of approximately $1,455,000 during the three months ended March 31, 2005 mainly represents the payment of one half of the outstanding principal balance on the nine promissory notes entered into by Delaware in October, 2002 (further described in Note I of the Financials Statements).

Currently, the Company has a net operating tax loss ("NOL") carry forward in excess of $30 million. This NOL is mainly related to the Company's operations prior to the Company presenting the 2002 business plan to shareholders.
Management believes the present value of this NOL is between at $2.5 to $5 million and has been diligent in its efforts to ensure its preservation and utilization. The Company believes that the utilization, without limitation, of the Company's NOL will be determined by the ability of management to limit the issue of new equity due to IRC Section 382 restrictions. However, if an opportunity presents itself that would be more valuable to the shareholders than the approximate $2.5 to $5 million present value we have assigned the NOL we will strongly consider pursuing the deal an would consider issuing equity to do so.


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


PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None to report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

10.5*          1998 Stock Option Plan

10.6**         1998 Stock Option Plan, as amended February 26, 1999

10.7##         1998 Stock Option Plan, as amended March 3, 2000

10.8++ Stock Purchase Agreement between the Company and A. Scott Dufford for Series A Preferred Stock dated September 29, 2000

10.9++ Stock Purchase Agreement between the Company and John R. Norw0od Norwood for Series A Preferred Stock dated September 29, 2000

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

31.1           Certification of Chief Executive Officer.

31.2           Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss.1350.

32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss.1350.

99.1           Press release  regarding March 31, 2006 Quarterly  Report on Form
               10-QSB


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

                                 AMEN Properties, Inc.


May 12, 2006            By: /s/ Eric L. Oliver
                        -------------------------------------------
                            Eric L. Oliver,
                            Chairman of the Board of Directors and
                            Chief Executive Officer


May 12, 2006            By: /s/ John M. James
                        -------------------------------------------
                            John M. James,
                            Chief Financial Officer and Secretary

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

10.5*          1998 Stock Option Plan

10.6**         1998 Stock Option Plan, as amended February 26, 1999

10.7##         1998 Stock Option Plan, as amended March 3, 2000

10.8++ Stock Purchase Agreement between the Company and A. Scott Dufford for Series A Preferred Stock dated September 29, 2000

10.9++ Stock Purchase Agreement between the Company and John R. Norw0od Norwood for Series A Preferred Stock dated September 29, 2000

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

31.1           Certification of Chief Executive Officer.

31.2           Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss.1350.

32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss.1350.

99.1           Press release  regarding March 31, 2006 Quarterly  Report on Form
               10-QSB


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