Form 10QSB
period 2006-06-30
AMEN PROPERTIES INC
filed 2006-08-14
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                       For the Period Ended June 30, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From ________________to
     _______________.

                        Commission file number 000-22847

                              AMEN Properties, Inc.
                              ---------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                     54-1831588
----------------                                             -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]     No   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]     No   [ X ]

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes  [   ]    No  [   ]

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $ .01 Par Value:
2,290,589 shares outstanding as of August 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ X ]    No [   ]

                                      INDEX

Part I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet at June 30, 2006 (Unaudited)              1

          Consolidated Statement of Operations--for the three and six months
          ended June 30, 2006 and 2005 (Unaudited)                             2

          Consolidated Statement of Cash Flows--for the six months ended
          June 30, 2006 and 2005 (Unaudited)                                   3

          Notes to Consolidated Financial Statements (Unaudited)               4

Item 2.   Management's Discussion and Analysis or Plan of Operation           22

Item 3.   Controls and Procedures                                             30

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   30

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         30

Item 3    Defaults Upon Senior Securities                                     30

Item 4    Submission of Matters to a Vote of Security Holders                 30

Item 5    Other Information                                                   31

Item 6    Exhibits                                                            31

Signatures                                                                    36

Exhibits

          11.        Computation of Earnings Per Share
          31.1       Certification of Chief Executive Officer.
          31.2       Certification of Chief Financial Officer.
          32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss. 1350.
          32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents (notes A3, C and G)                                     $  2,711,857
   Accounts receivable (notes A6 and A16)                                               1,434,967
   Other current assets                                                                   347,398
                                                                                     -------------
       Total current assets                                                                         $ 4,494,222

RESTRICTED CASH EQUIVALENTS (note D)                                                                  4,256,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated
 depreciation of $1,501,321 (notes A7, A8 and E)                                                      8,053,701

ROYALTY INTERESTS, at cost net of accumulated depletion
 of $ 31,365 (notes A7, A8 and F)                                                                       131,489

LONG-TERM INVESTMENTS (notes A4 and G)                                                                   62,350

OTHER ASSETS
   Goodwill (note A9 and B)                                                             2,916,085
   Deferred costs (note A10)                                                               19,859
   Deposits and other assets                                                               37,967
                                                                                     -------------
       Total other assets                                                                             2,973,911
                                                                                                    ------------

                TOTAL ASSETS                                                                        $19,971,673
                                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $  1,310,893
   Accrued liabilities (note H)                                                           351,650
   Current portion of long-term obligations (note J)                                      599,216
   Accrued interest payable                                                               186,410
   Deferred revenue                                                                       117,239
                                                                                     -------------
       Total current liabilities                                                                    $ 2,565,408

LONG-TERM OBLIGATIONS, less current portion (note J)
   Financial institutions                                                               7,341,346
   Related parties (note K)                                                             2,636,560
                                                                                     -------------
                                                                                                      9,977,906

MINORITY INTEREST (note A14)                                                                            364,171

COMMITMENTS AND CONTINGENCIES (note L)                                                                        -

STOCKHOLDERS' EQUITY (note M)
   Convertible preferred stock, $.001 par value, 5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into a total of
      616,447 shares of common stock at the option of the holders (note A15)                   80
     80,000 Series "B" shares issued and outstanding, convertible into a total of
      233,317 shares of common stock at the option of the holders (note A15)                   80
     125,000 Series "C" shares issued and outstanding, convertible into a total of
      500,000 shares of common stock at the option of the holders (note A15)                  125
     Common stock, $.01 par value, 20,000,000 shares authorized;
      2,290,589 shares issued and outstanding                                              22,906
     Additional paid-in capital                                                        44,970,100
     Accumulated deficit                                                              (37,929,103)
                                                                                     -------------
       Total stockholders' equity                                                                     7,064,188
                                                                                                    ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $19,971,673
                                                                                                    ============

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three and Six Months Ended June 30,
                                   (Unaudited)

                                                          For the Three Months Ended June 30,  For the Six Months Ended June 30,
                                                                2006               2005              2006             2005
                                                          -----------------  ----------------  ----------------  ---------------
Operating Revenue

   Rental revenue                                        $         832,969  $        672,137  $      1,584,574  $     1,342,319

   Energy management fees                                          676,806                 -           676,806                -

   Retail electricity revenue                                    3,391,948         1,125,596         6,560,655        1,436,385
                                                          -----------------  ----------------  ----------------  ---------------

         Total operating revenue                                 4,901,723         1,797,733         8,822,035        2,778,704
                                                          -----------------  ----------------  ----------------  ---------------
Operating Expense

   Cost of goods and services                                    3,063,743         1,143,727         5,884,161        1,423,375

   Rental property operations                                      542,797           452,447         1,021,183          858,109

   General and administrative                                      497,041           223,579           733,733          430,565

   Depreciation,  amortization and depletion                       105,059           104,671           207,335          196,506
                                                          -----------------  ----------------  ----------------  ---------------

         Total operating expenses                                4,208,640         1,924,424         7,846,412        2,908,555
                                                          -----------------  ----------------  ----------------  ---------------


Income (loss) from operations                                      693,083          (126,691)          975,623         (129,851)
                                                          -----------------  ----------------  ----------------  ---------------

Other (expense) income

   Interest income                                                  59,115            15,693           108,816           27,537

   Interest expense                                               (206,205)         (148,149)         (346,867)        (262,495)

   Other income                                                   (112,997)           43,578           (90,052)          26,414
                                                          -----------------  ----------------  ----------------  ---------------

         Total other (expense) income                             (260,087)          (88,878)         (328,103)        (208,544)
                                                          -----------------  ----------------  ----------------  ---------------


Income (loss) from continuing operations before income
 taxes and minority interest                                       432,996          (215,569)          647,520         (338,395)
                                                          -----------------  ----------------  ----------------  ---------------

Income taxes (note A12)                                                  -                 -                 -                -

Minority interest                                                  (34,839)            4,231           (56,709)         (36,593)
                                                          -----------------  ----------------  ----------------  ---------------


NET INCOME (LOSS)                                        $         398,157  $       (211,338) $        590,811  $      (374,988)
                                                          =================  ================  ================  ===============


Net income (loss) per common share (basic)               $             .18  $           (.10) $            .27  $          (.17)
                                                          =================  ================  ================  ===============


Net income (loss) per common share (diluted)             $             .11  $           (.10) $            .17  $          (.17)
                                                          =================  ================  ================  ===============

Weighted average number of common shares outstanding -
 basic                                                           2,246,084         2,201,356         2,226,260        2,201,356
                                                          =================  ================  ================  ===============

Weighted average number of common shares outstanding -
 diluted                                                         3,595,848         2,201,356         3,576,024        2,201,356
                                                          =================  ================  ================  ===============

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                                 2006          2005
                                                                             ------------  ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
   Net income (loss)                                                        $    590,811  $   (374,988)
   Adjustments to reconcile net income (loss) to net cash
    provided (used in) by operating activities:
       Depreciation, amortization and depletion                                  207,335       196,506
       Minority interest                                                          56,709        36,593
   Changes in operating assets and liabilities:
     Accounts receivable                                                         282,783      (777,547)
     Increase in allowance for doubtful accounts                                  10,717             -
     Deposits and other assets                                                  (144,317)            -
     Deferred costs                                                               10,833       (76,198)
     Accounts payable                                                            101,568       567,053
     Accrued and other liabilities                                              (351,657)     (211,375)
     Deferred revenue                                                             (7,100)       46,389
                                                                             ------------  ------------

   Net cash provided by (used in) operating activities                           757,682      (593,567)
                                                                             ------------  ------------

Cash flows from investing activities:
   Purchases of property and equipment                                           (55,780)     (424,348)
   Increase in restricted cash equivalents                                      (600,736)     (634,512)
   Acquisition of limited partnership interest (note B)                          283,152             -
   Repayments of notes receivable                                                 50,000         8,000
                                                                             ------------  ------------

   Net cash used in investing activities                                        (323,364)   (1,050,860)
                                                                             ------------  ------------

Cash flows from financing activities:
   Repayments of notes payable                                                  (127,848)   (1,513,877)
   Net proceeds from issuance of preferred stock                                       -     2,000,000
   Net proceeds from exercised warrants                                          337,495             -
   Minority interest distributions                                               (36,536)            -
                                                                             ------------  ------------

   Net cash provided by financing activities                                     173,111       486,123
                                                                             ------------  ------------


Net increase (decrease) in cash and cash equivalents                             607,429    (1,158,304)

Cash and cash equivalents at beginning of period                               2,104,428     4,147,900
                                                                             ------------  ------------

Cash and cash equivalents at end of period                                  $  2,711,857  $  2,989,596
                                                                             ============  ============

Non-cash investing and financing activities:
   Effective April 1, 2006 the Company acquired 100% of Priority
   Power Management, Ltd and assumed a note payable to sellers (see Note B) $  3,230,051  $          -
                                                                             ============  ============

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          1.    Organization

          Effective October 2002, AMEN formed NEMA Properties, LLC ("NEMA"), a Nevada limited liability company; AMEN Minerals, LP ("Minerals"), a
          Delaware limited partnership; and AMEN Delaware, LP ("Delaware"), a Delaware limited partnership, to pursue acquisitions as authorized by stockholders on September 19, 2002. AMEN Properties, Inc. and
          Subsidiaries is a self-administered and self-managed Delaware corporation. Effective July 2004, AMEN Properties, Inc. and
          Subsidiaries   and  affiliates   (collectively   referred  to  as  the
          "Company") formed W Power and Light, LP ("W Power"), a Delaware limited partnership to enter into the retail electricity market in Texas. Effective April 1, 2006, AMEN Properties acquired 100% of Priority Power Management, Ltd. a Texas limited partnership, and Priority Power Management, Dallas, Ltd. a Texas limited partnership, (collectively referred to as "Priority Power"). Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power.

          The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties, retail electricity operations and stabilized cash flowing businesses or assets. As of June 30, 2006, the Company, through Delaware's investment in a limited partnership, has a commercial real estate portfolio consisting of majority ownership in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen entered the retail electricity market in the state of Texas. On April 1, 2006, the Company, through it's investment in Priority Power, began aggregating electric consumers and negotiating power prices on their behalf with retail electric providers. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner; the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner; the aggregation of electric consumers is primarily conducted through Priority Power of which Amen is the sole general partner.

          2.    Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its majority-owned/controlled subsidiaries and affiliates. Inter-company balances and transactions have been eliminated.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


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

          5.    Fair Value of Financial Instruments

          The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $10,960,270 as of June 30, 2006. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2006.

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

          The Company estimated the allowance for doubtful accounts related to W Power's billed account receivables to be approximately .2% percent of W Power's retail electricity billed revenue for the three months and six months ended June 30, 2006. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.

          Priority Power trade accounts receivable arise from aggregation fees and other management services. An allowance for uncollectible accounts receivable is provided, when considered necessary by management, for estimated amounts not expected to be collectible. No allowance was provided or deemed necessary at June 30, 2006.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          At June 30, 2006 accounts receivable consisted of the following:



                Tenant receivables                           $    48,124
                Billed electricity receivables                   583,927
                Unbilled electricity receivables                 469,742
                Aggregation fees                                 384,824
                Allowance for doubtful accounts                  (51,650)
                                                              -----------
                Accounts receivable, net                     $ 1,434,967
                                                              ===========

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

          9.    Goodwill

          The company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS #142 requires that goodwill and other intangible assets with investment lives no longer be amortized. The intangible assets is tested for impairment annually. If there is an impairment, the amount will be expenses and the intangible assets will be written down accordingly.

          10.   Deferred Costs

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          Deferred costs primarily consist of deferred financing costs. Deferred financing costs are amortized as interest expense over the life of the related debt.

          11.   Stock-Based Compensation

          On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Accounting for Stock-Based Compensation, to account for its stock-based compensation. In December 2004, the Financial Accounting Standards Board issued SFAS 123(R) effective for small business issuers after December 15, 2005. The new Statement requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards.

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

          13.   Deferred Revenue

          Deferred revenue consists of prepaid rent and prepaid aggregation fees. Deferred revenue is amortized over the life of the lease for prepaid and rent and over the life of the aggregation contract for prepaid aggregation fees.

          14.   Minority Interest

          Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at June 30, 2006 and 2005.

          15.   Contingently Convertible Securities

          The Company has outstanding Series A Preferred Stock ("Series A"), Series B Preferred Stock ("Series B") and Series C Preferred Stock ("Series C") whose terms enable the holder, under certain conditions, to convert such securities into 1,349,764 shares of the Company's Common Stock as shown in the following table.

                        Number      Purchase     Conversion    Number of
             Series    of Shares      Price         Rate      Common Shares
             -------   ---------   -----------   ----------   -------------
                A        80,000    $2,000,000    $  3.2444         616,447
                B        50,000       500,000       3.2444         154,111
                B        10,000       100,000        3.424          29,206
                B        20,000       200,000        4.000          50,000
                C       125,000     2,000,000        4.000         500,000


          Conversion of Series A, Series B and Series C is at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the original Series A, Series B and Series C issue price by the conversion price in effect at the time of conversion. The contingently convertible securities have not been included in the

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          calculation of diluted earnings per share for any periods in which their effect are antidilutive.

          16.   Revenue Recognition

          Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As of June 30, 2006 and 2005, there were no deferred tenant receivables.

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

          The Company's gross revenues for aggregation and other services to our customers are recognized upon delivery and include estimated aggregation fees and other services delivered but not billed by the end of the period.

          As of June 30, 2006, the Company recorded unbilled revenue of $209,871 for aggregation fees. Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on average daily volumes, estimated customer usage and applicable customer aggregation rates. Unbilled revenues are calculated by multiplying volume estimates by

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          our estimated rates by customer. Estimated amounts are adjusted when actual usage and rates are known and billed.

          17.   Income (Loss) Per Share

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

          20.   Reclassifications

          Certain reclassifications of prior period amounts have been made to conform to the June 30, 2006 presentation.


NOTE B - BUSINESS COMBINATIONS

          On May 25, 2006, the Company completed the acquisition of 100% of Priority Power Management, effective April 1, 2006, for an aggregate consideration of $3,730,051. Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power. The acquisition resulted in the Company allocating $2,916,085 of the purchase price to goodwill. This allocation is principally the result of the purchase price being based on a business valuation of Priority Power for the period ended December 31, 2005. The acquisition consisted of $500,000 of cash paid and promissory notes totaling $3,230,051 payable to the selling partners of Priority Power. This acquisition has been accounted for under the purchase method of accounting and Priority Power's results of operations for the three months ended June 30, 2006 have been included in the Company's Consolidated Statement of Operations for the period then ended. The purchase price has been allocated based on the estimated fair values of 100% of the acquired partnership interests at the acquisition date as follows:


                Goodwill                                     $ 2,916,085
                Fair value of fixed assets acquired               96,467
                Fair value of other current assets acquired      460,201
                Fair value of liabilities assumed               (525,854)
                Note payable to sellers                       (3,230,051)
                                                              -----------

                     Net Cash acquired for the acquisition      (283,152)
                     Less: total cash acquired                   783,152
                                                              -----------

                     Net cash paid                           $   500,000
                                                              ===========

          The total amount of goodwill expected to be deducted for tax purposes for the tax year ending December 31, 2006 is $145,804.

          The following summary compares the Company's operating results for the six months ended June 30, 2006 as reported, to a pro forma of those results prepared on the assumption that the purchase had taken place on January 1, 2006.

                                                        As
                                                     Reported     Proforma
                                                   ------------- ----------

          Revenues                                 $  8,822,035  9,471,039
                                                    ============ ==========

          Net income                               $    590,811    881,537
                                                    ============ ==========


          Income per common share (basic)          $        .27        .39
                                                    ============ ==========
          Income per common share (diluted)        $        .17        .25
                                                    ============ ==========

          Weighted average number of common shares
           Outstanding - basis                        2,226,260  2,226,260
                                                    ============ ==========

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          Weighted average number of common shares
           Outstanding - diluted                      3,576,024  3,576,024
                                                    ============ ==========

NOTE C - CONCENTRATIONS OF CREDIT RISK

          The Company maintains cash balances at four financial institutions, which at times may exceed federally insured limits. At June 30, 2006 the Company had approximately $2,906,396 of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

          W Power and Priority Power's revenues are derived principally from uncollateralized customer electricity billings and TCTB's revenues are derived principally from uncollateralized rents from tenants. The concentration of credit risk in a limited number of industries affects its overall exposure to credit risk because customers and tenants may be similarly affected by changes in economic and other conditions.

NOTE D - RESTRICTED CASH EQUIVALENTS

          The Company has pledged a $2,100,000 certificate of deposit with a financial institution which bears interest at 4.00% and matures on December 28, 2006. The certificate of deposit collateralizes the term note with a financial institution (see note J) and is restricted. The certificate of deposit is recorded at cost, which approximates market value. The certificate is non-negotiable and non-transferable, and may incur substantial penalties for withdrawal prior to maturity.

          On October 18, 2005 the Company entered into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("JPMC"). Under the agreement JPMC may, but is not obligated to, issue one or more standby or commercial letters of credit, on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance. In order to support the Letters of Credit, the Company, JPMC and JP Morgan Securities Inc. maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMC. At June 30, 2006, the Company had deposits with JPMC totaling $2,156,000 collateralizing outstanding Letters of Credit.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment, at cost, consisted of the following at June 30, 2006:


                Buildings                                    $ 8,501,365
                Furniture, fixtures and equipment                290,037
                Tenant improvements                              604,622
                Land                                             158,998
                                                              -----------
                                                               9,555,022
                Less: accumulated depreciation                (1,501,321)
                                                              -----------

                                                             $ 8,053,701
                                                              ===========

          Depreciation expense for the quarters ended June 30, 2006 and 2005 was $202,206 and $189,219, respectively.

NOTE F - ROYALTY INTERESTS

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          The Company, through its wholly-owned subsidiary Amen Minerals, LP, currently owns two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the quarters ended June 30, 2006 and 2005.

          Depletion expense for the quarters ended June 30, 2006 and 2005 was $5,129 and $7,287, respectively.

NOTE G - CASH, CASH EQUIVALENTS AND INVESTMENTS

          At June 30, 2006 and 2005, the Company's cash and cash equivalents consist of cash in banks of $2,711,857.

          Securities available-for-sale in the accompanying balance sheet at June 30, 2006 and 2005 totaled $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type are as follows:

                                                                Gross
                                      Market        Cost      Unrealized
                                       Value        Basis       Losses
                                     ----------  -----------  ----------
                Other securities    $   62,350       62,350           -
                                     ==========  ===========  ==========


NOTE H - ACCRUED LIABILITIES

          Accrued liabilities consisted of the following at June 30, 2006:

                Accrued property taxes                       $    92,735
                Accrued TDSP charges                              87,158
                Other liabilities                                171,757
                                                              -----------

                                                             $   351,650
                                                              ===========

NOTE I - OPERATING SEGMENTS

          The Company's business activities are mainly comprised of three reportable segments, real estate operations, a retail electricity provider ("REP"), and retail electricity aggregation services.

          The commercial real estate portfolio consists of a majority ownership in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area through Delaware's investment in a limited partnership. The investment was obtained through Delaware's acquisitions of a partnership interest in TCTB Partners, Ltd. ("TCTB") a Texas limited partnership, totaling approximately 71.3%.

          Amen entered the retail electricity market in the state of Texas in July 2004. The retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner. The REP segment will sell electricity and provide the related billing, customer service, collection and remittance services to both residential and commercial customers.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          On April 1, 2006, the Company, through it's investment in Priority Power, began aggregating electric consumers and negotiating power prices on their behalf with retail electric providers. The aggregation of electric consumers is primarily conducted through Priority Power of which Amen is the sole general partner.

          Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the three and six months ended June 30, 2006 and 2005, respectively.


     Three months ended June 30, 2006:
     ---------------------------------
                                                                                           Inter-
                                                             Energy                       Company
                                            Real Estate    Management      Other and     Transaction   Consolidated
                                 REP        Operations      Services       Corporate     Eliminations      Total
                            -------------  -------------  -------------  -------------  -------------  -------------
Revenues from external
 customers                  $  3,391,948   $    832,969   $    676,806   $          -   $          -   $  4,901,723
                             ============   ============   ============   ============   ============   ============
Revenues from other
 operating segments         $    268,310   $     10,399   $          -   $          -   $   (278,709)  $          -
                             ============   ============   ============   ============   ============   ============
Depreciation, amortization
 and depletion              $      3,743   $     96,154   $      2,817   $      2,345   $          -   $    105,059
                             ============   ============   ============   ============   ============   ============
Interest expense            $    100,540   $    139,247   $     62,583   $        136   $    (96,301)  $    206,205
                             ============   ============   ============   ============   ============   ============
Segment net income (loss)   $    219,861   $    121,596   $    262,171   $   (152,292)  $    (53,179)  $    398,157
                             ============   ============   ============   ============   ============   ============
Segment assets              $  4,360,541   $  7,473,986   $  1,080,063   $  7,505,419   $   (448,336)  $ 19,971,673
                             ============   ============   ============   ============   ============   ============
Goodwill                    $          -   $          -   $          -      2,916,085   $          -   $  2,916,085
                             ============   ============   ============   ============   ============   ============
Expenditures for segment
 assets                     $      4,584   $     40,300   $        802   $     (5,838)  $          -   $     39,848
                             ============   ============   ============   ============   ============   ============


     Three months ended June 30, 2005:
     ---------------------------------
                                                                                            Inter-
                                                             Energy                        Company
                                            Real Estate    Management      Other and     Transaction   Consolidated
                                 REP         Operations     Services       Corporate     Eliminations      Total
                            -------------  -------------  -------------  -------------  -------------  -------------
Revenues from external
 customers                  $  1,125,596   $    672,137   $          -   $          -   $          -   $  1,797,733
                             ============   ============   ============   ============   ============   ============
Revenues from other
 operating segments         $    177,295   $      4,987   $          -   $          -   $   (182,282)  $          -
                             ============   ============   ============   ============   ============   ============
Depreciation, amortization
 and depletion              $      1,778   $     75,777   $          -   $     27,116   $          -   $    104,671
                             ============   ============   ============   ============   ============   ============
Interest expense            $     11,667   $    168,477   $          -   $      8,918   $    (40,913)  $    148,149
                             ============   ============   ============   ============   ============   ============
Segment net income (loss)   $   (179,610)  $    (14,766)  $          -   $    (45,302)  $     28,340   $   (211,338)
                             ============   ============   ============   ============   ============   ============
Segment assets              $  1,664,153   $  7,420,442   $          -   $  6,828,318       (391,853)  $ 15,521,060
                             ============   ============   ============   ============   ============   ============
Expenditures for segment
 assets                     $      8,369   $     51,959   $          -   $      2,891   $          -   $     63,219
                             ============   ============   ============   ============   ============   ============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


     Six months ended June 30, 2006:
     -------------------------------
                                                                                            Inter-
                                                             Energy                        Company
                                            Real Estate    Management      Other and     Transaction   Consolidated
                                 REP        Operations      Services       Corporate     Eliminations      Total
                            -------------  -------------  -------------  -------------  -------------  -------------
Revenues from external
 customers                  $  6,560,655   $  1,584,574   $    676,806   $          -   $          -   $  8,822,035
                             ============   ============   ============   ============   ============   ============
Revenues from other
 operating segments         $    489,111   $     15,386   $          -   $          -   $   (504,497)  $          -
                             ============   ============   ============   ============   ============   ============
Depreciation, amortization
 and depletion              $      7,109   $    191,252   $      2,817   $      6,157   $          -   $    207,335
                             ============   ============   ============   ============   ============   ============
Interest expense            $    103,451   $    276,998   $     62,583   $        136   $    (96,301)  $    346,867
                             ============   ============   ============   ============   ============   ============
Segment net income (loss)   $    426,140   $    197,930   $    262,171   $   (199,129)  $    (96,301)  $    590,811
                             ============   ============   ============   ============   ============   ============
Goodwill                    $          -   $          -   $          -   $  2,916,085   $          -   $  2,916,085
                             ============   ============   ============   ============   ============   ============
Segment assets              $  4,360,541   $  7,473,986   $  1,080,063   $  7,505,419   $   (448,336)  $ 19,971,673
                             ============   ============   ============   ============   ============   ============
Expenditures for segment
 assets                     $      4,584   $     56,232   $        802   $     (5,838)  $          -         55,780
                             ============   ============   ============   ============   ============   ============


     Six months ended June 30, 2005:
     -------------------------------
                                                                                            Inter-
                                                             Energy                        Company
                                            Real Estate    Management      Other and     Transaction   Consolidated
                                 REP        Operations      Services       Corporate     Eliminations      Total
                            -------------  -------------  -------------  -------------  -------------  -------------
Revenues from external
 customers                  $  1,436,385   $  1,342,319   $          -   $          -   $          -   $  2,778,704
                             ============   ============   ============   ============   ============   ============
Revenues from other
 operating segments         $    272,826   $     13,300   $          -   $          -   $   (286,126)  $          -
                             ============   ============   ============   ============   ============   ============
Depreciation, amortization
 and depletion              $      3,300   $    138,762   $          -   $     54,444   $          -   $    196,506
                             ============   ============   ============   ============   ============   ============
Interest expense            $     22,895   $    222,571   $          -   $     91,184   $    (74,155)  $    262,495
                             ============   ============   ============   ============   ============   ============
Segment net income (loss)   $   (264,627)  $    127,715   $          -   $   (215,232)  $    (22,844)  $   (374,988)
                             ============   ============   ============   ============   ============   ============
Segment assets              $  1,664,153   $  7,420,442   $          -   $  6,828,318   $   (391,853)  $ 15,521,060
                             ============   ============   ============   ============   ============   ============
Expenditures for segment
 assets                     $     15,495   $    403,371   $          -   $      5,482   $          -   $    424,348
                             ============   ============   ============   ============   ============   ============

NOTE J - LONG-TERM OBLIGATIONS

          On June 5, 2002, TCTB entered into a loan agreement (the "TCTB Note") with a financial institution for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB is making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)

          loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (e) a final judgment or order for the payment of money in excess of $100,000. Effective December 31, 2004, TCTB partners agreed to distribute its Lubbock, Texas office building to the TCTB partners and simultaneously sell their interest in the asset to an entity partially owned by certain TCTB minority owners. The Lubbock building was subject to a lien securing TCTB's note payable to Wells Fargo Bank Texas, N.A. The Bank agreed to release its lien on the Lubbock building in exchange for a $2,100,000 restricted certificate of deposit (see note D) pledged by TCTB to the Bank as additional collateral.

          On March 3, 2006 TCTB entered into a loan agreement with a financial institution for a revolving line of credit note (the"Line of Credit") of $300,000. The line of credit bears interest at a variable rate per annum equal to the Prime Rate, currently 8.25% as of June 30, 2006. The proceeds from the Note are intended to be used to fund potential tenant lease improvements provided for in new tenant lease agreements at TCTB. The loan agreement is secured by substantially all of the assets of TCTB.

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

          On February 28, 2005 the Company entered into a loan agreement (the "WNB Note") with Western National Bank, Midland, Texas. The Note is a certain Revolving Line of Credit in an amount of $5,000,000. Under the Note, the Bank may, but is not obligated to advance more than $2,500,000. Borrowings under the Note are subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The Note bears a variable interest rate equal to the Prime Rate, defined as the prime rate in the money rate table of The Wall Street Journal, a Dow Jones publication, as of each business day (8.25% at June 30, 2006). Interest is computed on the unpaid principal balance of the Note and is due and payable as it accrues monthly, commencing March 31, 2005, and thereafter on the last day of each and every succeeding month until maturity, March 31, 2008, when the entire amount of the Note, principal and accrued, unpaid interest, shall be due and payable. The Note is secured by a security

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          agreement to all of the accounts receivable of W Power. In addition, the Note is guaranteed by certain accredited investors which guarantees are partially secured by letters of credit. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. The proceeds from the Note are intended to be used to fund potential capital requirements in order to facilitate the growth of the Company's retail electric provider subsidiary, W Power, and for general corporate purposes.

          NEMA entered into twenty-two promissory notes (the "NEMA Notes") on May 18, 2006, effective April 1, 2006 totaling $3,230,051 to purchase 100% ownership interest in Priority Power Management, Ltd, a Texas limited partnership, and Priority Power Management Dallas, Ltd, a Texas limited partnership. The notes are due in quarterly installments of principal and interest beginning on September 30, 2006 with a final maturity of December 31, 2013. The term notes bear interest at a fixed rate per annum of 7.75%.


          Long-term debt as of June 30, 2006:

                                           Long-term     Current
                                            Portion      Portion       Total
                                         ------------- ------------ ------------
                TCTB note                $  5,570,755  $   226,491  $ 5,797,246
                Delaware notes              1,394,543            -    1,394,543
                Hexagon note                  113,636       41,646      155,282
                Line of credit                      -            -            -
                WNB note                            -            -            -
                NEMA notes                  2,898,972      331,079    3,230,051
                                          ------------  -----------  -----------


                     Total               $  9,977,906  $   599,216  $10,577,122
                                          ============  ===========  ===========


          Maturities of long-term debt at June 30, 2006 areas follows:

                2006                                   $   599,216
                2007                                       643,806
                2008                                     5,760,162
                2009                                       440,682
                2010                                     3,133,256
                                                        -----------

                     Total                              10,577,122
                     Less current portion                  599,216
                                                        -----------

                     Long-term portion                 $ 9,977,906
                                                        ===========

NOTE K - RELATED PARTY TRANSACTIONS

          At June 30, 2006 and 2005, related parties leased from TCTB, office space of approximately 32,000 square feet. TCTB received rental income from these related parties of approximately $89,215 and $88,895 during the quarters then ended, respectively.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          The Company closed the sale and issuance of 125,000 shares of Series C Preferred Stock and 250,000 Warrants (see note M) pursuant to a Purchase Agreement, as amended by the Second Amendment on March 1, 2005 between the Company and certain accredited investors, including the Company's President and Chief Operating Officer, Jon M. Morgan, the Company's Chief Executive Officer, Eric Oliver and Bruce Edgington, one of the Company's Directors.

          The following table reflects the Series C issuance to the Company's officers and directors.

                    Number of       Common          Preferred C
                   Preferred C       Stock            Voting          Purchase
                      Shares       Equivalent       Equivalent         Price
                  ------------- ---------------- ----------------  -------------

Eric Oliver             14,063           56,252           52,877  $     225,008
Jon M. Morgan           14,062           56,248           52,873        224,992
Bruce Edgington          3,125           12,500           11,750         50,000
                  ------------- ---------------- ----------------  -------------
Total                   31,250          125,000          117,500  $     500,000
                  ============= ================ ================  =============

          The following table reflects the issuance of Warrants to the Company's Officers and Directors.

                                    Common
                    Number of        Stock
                     Warrants      Equivalent
                  ------------- ----------------
Eric Oliver             28,126           28,126
Jon M. Morgan           28,124           28,124
Bruce Edgington          6,250            6,250
                  ------------- ----------------
Total                   62,500           62,500
                  ============= ================

          On May 18, 2006, Jon M. Morgan and Bruce Edgington exercised their outstanding warrants (described above) for a total exercise price of $112,496 and $25,000, respectively. Mr. Morgan received 28,124 shares of common stock and Mr. Edgington received 6,250 shares of common stock upon the exercise of their stock warrants.

          On May 25, 2006, the Company completed its acquisition of all of the outstanding partnership interests in Priority Power pursuant to a Securities Purchase Agreement by and between the Company and its subsidiary, NEMA and the partners of Priority Power dated May 18, 2006. The total purchase price was $3,730,051.14, comprised of (i) $500,000 in cash, and (ii) promissory notes with the aggregate principal amount of $3,230,051.14 (see note J) from the Company and NEMA and payable to the sellers. There are several business relationships among Priority Power, its partners, the Company and its subsidiaries, and their respective affiliates. The Company's retail electricity provider subsidiary, W Power, has contractual relationships with Priority Power with respect to providing electricity to less than 0.2% of Priority Power's clients and the Company believes W Power will not provide energy to any Priority Power clients in the future. Additionally certain of the selling partners of Priority Power are customers of W Power none of which are considered significant customers. In addition, certain of the selling partners of Priority Power are also five percent or more stockholders of the Company or affiliates of stockholders of the Company, including an affiliate of Jon M. Morgan, the President and Chief Operating Officer of the Company, and Eric L. Oliver, the Chairman of the Board of Directors and the Chief Executive Officer of the Company. Jon M. Morgan is a fifty percent owner of Anthem Oil and Gas, Inc which was a selling limited partner of Priority Power. Mr. Morgan also owned a one third interest in the selling general partner of Priority Power Management, Ltd. Eric L. Oliver owned a thirty-seven and a half percent interest in a selling limited partner of Priority Power, Oakdale Ventures, Ltd.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          The following table reflects the portion of the Company's long-term debt payable to related parties:

                                NEMA notes     Delaware notes         Total
                             --------------- -----------------  ----------------

      Eric Oliver, CEO      $        24,887           240,853  $        265,740
      Jon M. Morgan , COO           588,693           370,142           958,835
      5% Shareholders             1,143,241           268,744         1,411,985
                             --------------- -----------------  ----------------
      Total                 $     1,756,821           879,739  $      2,636,560
                             =============== =================  ================



NOTE L - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

          The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Power Purchase Contracts

          Certain  contracts  to  purchase   electricity  provide  for  capacity
          payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements are estimated as follows as of June 30, 2006:

                2006                                         $ 1,217,986
                2007                                             714,984
                2008                                             118,580
                2009                                                   -
                                                              -----------

                         Total                               $ 2,051,550
                                                              ===========


NOTE M - STOCKHOLDERS' EQUITY

          On February 3, 2005, the Company finalized an agreement involving a private placement under Regulation D for the new Series C Preferred
          Stock  and  common  stock  purchase   warrants  (the   "Warrants")  to
          accredited investors (the "Purchase Agreement"). The Company closed the sale and issuance of 125,000 Series C Preferred Stock and 250,000 Warrants pursuant to the Purchase Agreement, as amended by the Second Amendment (the "Amended Purchase Agreement"), on March 1, 2005. The purchase price consisted of a total of $2 million in cash and limited guaranties from the investors in favor of Western National Bank covering the credit facility described in Note J. No underwriting discounts or commissions were paid in connection with this issuance. Certain facts related to the exemption from registration of the issuance of the securities under securities law are set forth in the Amended Purchase Agreement as representations of the investors, including without limitation their investment intent, their status as accredited investors, the information provided to them, the restricted nature of the securities, and similar matters.

          The Series C ranks equally to the Company's outstanding Series A and the outstanding Series B and prior to the Common Stock, par value $.01 per share, of the Company (the "Common Stock") upon liquidation of the Company. The Series A, Series B, Series C and the Common Stock are

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


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

          On May 18, 2006, the Company issued 84,374 shares of common stock for $337,496 upon the exercise of certain stock warrants (described above) covering 84,374 shares with a strike price of $4.00.


NOTE N - STOCK OPTION PLAN

          Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of June 30, 2006, all options available under the 1997 Plan have been granted: 62,579 options have been exercised, and 301,363 options are outstanding which are fully vested and range in price from $3.50 to $61.36 and have a weighted average contractual maturity of 1.66 years.

          The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with an approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company, if management elects, pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of June 30, 2006, 4,859 options have been exercised and 113,381 options are outstanding and are fully vested and range in price from $1.98 to $45.50 and have a weighted average contractual maturity of 6.73 years.


          Effective January 1, 2006, the Company adopted SFAS No. 123(R) utilizing the modified prospective approach. The modified prospective approach applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and all share-based payments granted subsequent to January 1, 2006 should be recognized as compensation expense in accordance with the provisions of SFAS 123 (R). Under the modified prospective approach prior periods are not restated to reflect the impact of adopting the new standard. The share-based payments fair value is estimated on the date of grant using the Black-Scholes option-pricing model. As of January 1, 2006 the Company's outstanding options for the 1997 Plan and 1998 Plan were fully vested and for the thee and six months ended June 30, 2006 the Company did not issue any stock based compensation under the 1997 Plan or the 1998 Plan. As such

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


          the Company did not have any stock based compensation expense to recognize during the three and six months ended June 30, 2006.


          The table below summarizes the stock option activity for the three and six months ended June 30, 2006:

                                                                    Weighted
                                                  Options            Average
                Options Outstanding             Outstanding           Price
          --------------------------------      ------------      --------------

             Outstanding December 31,
                        2005                        433,603       $       14.06

                 Options exercised                        -                   -

                 Options forfeited                  (16,167)              12.48

                   Options issued                         -                   -
                                                ------------

             Outstanding March 31, 2006             417,436               14.12
                                                ============

                 Options exercised                        -                   -

                 Options forfeited                   (2,692)              16.00

                   Options issued                         -                   -
                                                ------------

             Outstanding June 30, 2006              414,744       $       14.11
                                                ============

          At June 30, 2006 the 414,744 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 3.04 years

          The table below summarizes the stock option activity for the three and six months ended June 30, 2005:

                                                                     Weighted
                                                  Options            Average
                Options Outstanding             Outstanding           Price
          --------------------------------      ------------      --------------

             Outstanding December 31,
                        2004                        454,993       $       13.05

                 Options exercised                        -                   -

                 Options forfeited                  (13,620)              14.07

                   Options issued                         -                   -
                                                ------------

             Outstanding March 31, 2005             441,373               14.06
                                                ============

                 Options exercised                        -                   -

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2006
                                   (Unaudited)


                 Options forfeited                  (13,620)              14.07

                   Options issued                         -                   -
                                                ------------

             Outstanding June 30, 2005              427,753       $       14.00
                                                ============

          At June 30, 2005 the 427,753 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and had a weighted average contractual maturity of 3.87 years.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005, and related footnotes presented in
Item 1 and the Company's December 31, 2005 Form 10-KSB.

Overview

AMEN Properties, Inc., (the "Company") is a real estate and energy company engaged in owning and managing real estate, oil and gas royalties, and energy related business properties. The Company is a holding company and conducts its operations through AMEN Delaware, LP ("Delaware"); AMEN Minerals, LP ("Minerals") and W Power and Light, LP ("W Power"), each being a wholly owned subsidiary of the Company. The Company owns its present real estate holdings through Delaware. Delaware owns an approximate 71.35% limited interest in TCTB Partners, Ltd., which currently owns two commercial office buildings in Midland, TX. The Company's present oil and gas royalty holdings are through Minerals, which owns two oil and gas royalty properties, one in Nowata County, Oklahoma and the other in Hemphill County, Texas. The Company is engaged in the retail electricity market as a retail electric provider serving both retail and wholesale customers within the state of Texas through W Power. Effective April 1, 2006, AMEN Properties acquired 100% of Priority Power Management, Ltd. a Texas limited partnership, and Priority Power Management, Dallas, Ltd. a Texas limited partnership, (collectively referred to as "Priority Power"). Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power.

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

We believe that the most significant accounting policies that involve the use of estimates and fassumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

- Impairments,

- Business combinations,

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

Business Combinations

We allocate the purchase price of acquired businesses to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, "Business Combinations." We initially record the allocation based on a preliminary purchase price allocation with adjustments recorded within one year of the acquisition.

In making estimates of fair value for purposes of allocating purchase price, management utilizes sources, including, but not limited to, independent value consulting services, independent appraisals that may be obtained in connection with financing the respective business, and other market data. Management also considers information obtained about each business as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

The Company's gross revenues for energy management services provided to our customers are recognized upon delivery and include estimated aggregation fees and other services delivered but not billed by the end of the period.

Accrued unbilled aggregation revenues are based on our estimates of customer electricity usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on average daily volumes, estimated customer usage and applicable customer aggregation rates. Unbilled aggregation revenues are calculated by multiplying volume estimates by our estimated rates by customer. Estimated amounts are adjusted when actual usage and rates are known and billed.

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

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from its tenants; billed and unbilled customer retail electricity usage flowed for a given period and billed and unbilled customer management fees based on electricity usage flowed for a given period. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants and customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income. The Company estimated the allowance for doubtful accounts related to W Power's billed account receivables to be approximately 0.2% percent of W Power's retail electricity billed revenue for the quarter ended June 30, 2006. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts. Priority Power's trade accounts receivable arise from aggregation fees and other management services. An allowance for uncollectible accounts receivable is provided for amounts not expected to be collectible. At June 30, 2006, no allowance was provided for Priority Power's accounts receivable due to the limited captured historical data related to the estimated aggregation fees and other services delivered but not billed by the end of the period. As of June 30, 2006 the Company considers Priority Power's accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

Stock Options

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued SFAS 123(R) effective for small business issuers after December 15, 2005. The new Statement requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards.

Results of Operations

Overview
--------

For the six months ended June 30, 2006, the Company generated net income of $590,811 or $.27 per share as compared to a net loss of $374,988, or $.17 per share for the same period ended June 30, 2005, for a net increase of $965,799. This increase is mainly due to the Company's wholly owned subsidiary W Power generating net income for the six months ended June 30, 2006 of approximately $426,000 compared to a net loss of approximately $265,000 for the same period ended June 30, 2005. W Power was in its startup period during this time last year, and was able to grow its customer base sufficiently to achieve profitability for the same period this year. Additionally, retail margins have expanded because of increased contract prices and a decrease in certain wholesale ancillary energy services prices. The Company also completed the acquisition of Priority Power effective April 1, 2006. For the three months ended June 30, 2006 Priority Power generated net income of approximately $ 262,000.


Revenues
--------

For the three and six months ended June 30, 2006

For the three and six months ended June 30, 2006, the Company experienced an increase in rental revenue of approximately $161,000 and $242,000, respectively, as compared to the same period ended June 30, 2005. The increase is mainly due to the Company billing tenants for the incremental increase in building operations. The Company did not pass through the incremental increase in building operations during the same period ended June 30, 2005. W Power experienced a net increase in retail electricity revenue of approximately $2,266,000 and $5,124,000 during the three months and six months ended June 30, 2006, respectively. This increase is mainly due to W Power moving from a start up phase to acquiring a customer base of approximately 1,400 meters.

Operating expenses
------------------

For the three months ended June 30, 2006

Total operating expenses for the three months ended June 30, 2006 and 2005 were $4,208,640 and $1,924,424, respectively. The increase of approximately $2,284,000 in operating expense is mainly related to W Power's increase of wholesale electricity purchases of approximately $1,920,000, consistent with its increased customer base. The remaining increase of $364,000 in operating expenses is related to the increase in general and administrative and rental property operations, approximately $273,000 and 90,000, respectively.

W Power's cost of goods and services were $3,063,743 or approximately 90.3% of retail sales for the three months ended June 30, 2006. This increase in gross profits is mainly due to an increase in customer contract prices and a decrease in certain wholesale ERCOT ancillary energy services.

Rental property operations and general and administrative expense increased approximately $90,000 and $273,000, respectively, for the three months ended June 30, 2006 as compared to three months ended June 30, 2005. The increase for property operations is attributable to an increase in energy costs. The increase in general and administrative expense is also attributable to the newly acquired operating segment Priority Power.


For the six months ended June 30, 2006

Total operating expense for the six months ended June 30, 2006 as compared to same period ended June 30, F2005 increased approximately $4,938,000. This increase is mainly related to W Power's increase in purchased wholesale electricity of approximately $4,460,000. The remaining increase of approximately $478,000 in operating expenses is mainly related to the increase of general and administrative costs, approximately $273,000, associated with the newly acquired business segment Priority Power and an increase in rental property operations, approximately $163,000, associated with the increase in energy costs.

W Power's cost of goods and services were $5,884,161 or approximately 89.7% of retail electricity sales for the six months ended June 30, 2006, for a gross profit of approximately $676,000 or approximately 11.1% of retail electricity sales for the six months ending June 30, 2006. For the six months ended June 30, 2005 W Power's cost of goods and services were $1,423,375 or approximately 99.1% of retail electricity sales for the six months ended June 30, 2005, for a gross profit of approximately $13,000 or approximately 0.1% of retail electricity sales for the six months ending June 30, 2005. The net increase of approximately 10% in gross profit earnings is mainly due to W Power successfully increasing its customer contract prices while also experiencing a decrease in the costs of wholesale power and certain wholesale ERCOT ancillary services.

Rental property operations expense increased approximately $163,000 for the six months ended June 30, 2006 as compared to six months ended June 30, 2005. The increase for property operations is attributable to the increase in utility expense due to the rising costs of energy.

For the six months ended June 30, 2006 as compared to the same period ending June 30, 2005, general and administrative costs increased approximately $303,000. This increase is mainly attributable to the newly acquired operating segment Priority Power.

Other (expense) income
----------------------

For the three months ended June 30, 2006

For the three months ended June 30, 2006, the Company experienced an increase of approximately $43,000 in interest income as compared to the three months ended June 30, 2005. This increase is mainly due to a rate increase on the Company's $2,100,000 certificated of deposit with the Wells Fargo, Bank, N.A. coupled with the interest the Company received on the restricted deposits with JPMorgan Chase Bank, N.A. totaling $2,156,000 collateralizing outstanding Letters of Credit (see Note D to the financial statements for further explanation). For the three months ended June 30, 2006 and 2005, the Company incurred a net change in other expense of approximately $157,000. This change is mainly related to a non-recurring expense the Company paid to key employees of Priority Power
Management upon their signing of employment agreements. This non-recurring expense approximated $125,000.

For the six months ended June 30, 2006

For the six months ended June 30, 2006, as compared to the same period ended June 30, 2005, the Company experienced an increase of approximately $81,000 in interest income. This increase is mainly due to a rate increase on the Company's $2,100,000 certificated of deposit with the Wells Fargo, Bank, N.A. coupled with the interest the Company received on the restricted deposits with JPMorgan Chase Bank, N.A. totaling $2,156,000 collateralizing outstanding Letters of Credit (see Note D for further explanation). For the six months ended June 30, 2006 and 2005, the Company experienced a net decrease in other income of approximately $116,000. This change is mainly related to a non-recurring expense the Company paid to key employees of Priority Power Management upon their signing of employment agreements. . The employee's retention of the payment is not contingent on the employees rendering of future services. This non-recurring expense approximated $125,000.

Minority interest
-----------------

For the three and six months ended June 30, 2006

Minority interest expense for the three months and six months ended June 30, 2006 increased approximately $39,070 and $20,116, respectively, as compared to the same period ended June 30, 2005. This increase reflects the minority interest owner's share of net income of TCTB.

Liquidity and capital resources
-------------------------------

Management's initial focus of the 2002 Business Plan was to focus on value added plays in three distinct arenas, 1) acquiring office space in secondary stagnant markets, 2) acquiring office space in out of favor growth markets 3) acquiring investments in oil and gas royalties and to assess opportunities in acquiring other properties and businesses that have a consistent and stable cash flow history. Management believes that through its wholly owned subsidiary W Power, we have been able to enter a market that will provide a stable cash flow in the future. Additionally, we believe the recent acquisition of Priority Power Management, LP (PPM) will also provide stable cash flow in the future, and is consistent with our interest in the deregulated electricity market in Texas. With PPM as a wholly owned subsidiary, Management believes we can continue participating in opportunities within Texas and elsewhere, and diversify our energy activities.

As discussed last quarter, W Power faced several challenges during its first year of operations, including: 1) rapidly escalating and volatile energy prices;
2) an extended period of above-average summer and fall temperatures resulting in record breaking electricity demand and consumption across Texas; and 3) a shortage of electric generating capacity. While W Power reported positive net income in the first two quarters of 2006, Management believes W Power will be faced with similar challenges throughout 2006 and perhaps beyond. If so, W Power will need to continue a deliberately controlled growth plan in order not to exceed its credit capacity and to manage the risks associated with volatile energy prices. The main challenges W Power will face will be volatile energy prices and the amount of credit required to hedge forward its electricity requirements. Management continues to monitor and limit the growth of W Power's customer acquisition to ensure that W Power will be able to meet its credit requirements to hedge forward its electricity obligations. Even with continued deliberate limiting of W Power's growth the Company's business model leads management to expect positive earnings for 2006.

The PPM acquisition was made with a combination of cash and promissory notes. PPM was profitable in the period. Management is optimistic that PPM will continue its profitability throughout 2006 and beyond, and will continue to grow its client base and become an important component in providing stable cash flow in the future. Management believes the continued high volatility of energy prices will provide a reason for additional end-use energy consumers to solicit energy management services from PPM.

Though we have not abandoned the 2002 business model, our focus is to continue supporting W Power for the immediate future, integrate the PPM acquisition into the Company and support is growth efforts, actively monitor TCTB, and assess opportunities as they present themselves.

During the six months ended June 30, 2006 and 2005, net cash provided by (used in) operating activities was $757,682 and $(593,367), respectively for a net increase of approximately $1,351,000 provided by operating activities. This increase is mainly attributable to the net income of approximately $590,000 for the six months ended June 30, 2006. Additionally, during the six months ended June 30, 2005 the Company experienced an increase in operating expenses associated with W Power, as W Power was beginning operations.

Net cash used in investing activities was $323,364 and $1,050,860 for the six months ended June 30, 2006 and 2005, respectively, for a net decrease of approximately $727,000. During the six months ended June 30, 2006 the Company used approximately $56,000 in miscellaneous asset acquisition and remodeling of lease space as compared to approximately $424,000 for the six months ended June 30, 2005 for a decrease of approximately $368,000. Additionally, during the second quarter the Company completed the acquisition of 100% of Priority Power Management, Ltd. This acquisition resulted in the Company receiving a net increase in cash of approximately $283,000 and incurring a non-cash related note payable in the amount of $3,230,051.

Net cash provided by financing activities was $173,111 and $486,123 for the six months ended June 30, 2006 and 2005, respectively, for a net change of approximately $313,000. During the six months ended June 30, 2006, the Company received approximately $337,000 in net proceeds from the exercise of stock warrants issued On February 3, 2005, to the accredited investors in the private placement under Regulation D for the new Series C Preferred Stock. Additionally, during the six months ended June 30, 2006 minority interest distributions were approximately $36,500 and were related to the minority interest owners in TCTB. For the six months ended June 30, 2005 minority interest owners in TCTB did not receive a distribution.

Currently, the Company has a net operating tax loss ("NOL") carry forward in excess of $29 million. This NOL is related to the Company's operations prior to the Company presenting the 2002 business plan to shareholders. Management believes the present value of this NOL is between $2.5 and $5 million and has been diligent in its efforts to ensure its preservation and utilization.

ITEM 3. Controls and Procedures

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the interim Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the
Company's  Chairman  and Chief  Executive  Officer and interim  Chief  Financial
Officer have concluded that, and have reported to the Audit Committee of the Company's Board of Directors that, management has identified certain deficiencies in the disclosure controls and procedures. The deficiencies noted were (a) a lack of documented control procedures (b) the lack of segregation of duties and (c) insufficient supervision of the Company's accounting personnel. The Company believes such deficiencies are primarily attributable to the Company currently having only one full time employee at the corporate level. Management believes that the deficiencies noted above do not materially interfere with the Company's timely disclosure of information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act 1934, as amended, because accounting personnel and a member of management have first-hand knowledge of the daily transactions of the Company and that first-hand knowledge enables such personnel to accumulate and communicate such information to the Company's management, including its principal executive and principal financial officer as appropriate to allow timely decisions regarding disclosure. Therefore, the Company believes that its disclosure controls and procedures are sufficient to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, notwithstanding the deficiencies noted above.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 17, 2006, the Company held its annual meeting of shareholders. At the meeting, the following proposals were voted upon by the Company's shareholders. At the record date, March 15, 2006, there were 2,206,215 shares of common stock isuued; 616,447 common equivalent of Preferred A with a voting equivalent of 333,333 common shares; 233,317 common equivalent of Preferred B with a voting equivalent of 233,317; and 470,000 common equivalent of Preferred C with a voting equivalent of 470,000. A total of 3,242,865 voting shares and 2,761,156 of the shares, which represents the necessary quorum, voted on the proposals.

Proposal I:  To elect the following nominees as directors:

It was proposed that six members be elected at the meeting to the Board of Directors.


                                   Percentage            Percentage
                                    of Votes              of Votes
      Proposal I          For         Cast    Against       Cast    Abstain
----------------------------------------------------------------------------
Eric Oliver            2,647,854      95.90%   48,410       1.75%    64,892
----------------------------------------------------------------------------
Jon M. Morgan          2,647,854      95.90%   48,410       1.75%    64,892
----------------------------------------------------------------------------
Bruce E. Edgington     2,647,854      95.90%   48,410       1.75%    64,892
----------------------------------------------------------------------------
Earl E. Gjelde         2,647,854      95.90%   48,410       1.75%    64,892
----------------------------------------------------------------------------
Donald M. Blake Jr.    2,647,854      95.90%   48,410       1.75%    64,892
----------------------------------------------------------------------------
G. Randy Nicholson     2,647,854      95.90%   48,410       1.75%    64,892
----------------------------------------------------------------------------



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

10.43@         Western National Bank Revolving Line of Credit Note

10.44 Employment Agreement between Priority Power Management, Ltd and John Bick (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006).

10.45 Employment Agreement between Priority Power Management, Ltd and Padraig Ennis (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006).

10.46 Securities Purchas Agreement among Amen Properties, Inc. and NEMA Properties, LLC, Priority Power Management, Ltd. and Priority Power Management Dallas, Ltd. and their respective partners dated as of May 18, 2006, including the forms of promissory note and assignment delivered at closing (incorporated by reference to the Company's Form 8-K Current Report filed on May 24, 2006).

11             Statement of computation of earnings per share

21.1           Subsidiaries of the Company

31.1           Certification of Chief Executive Officer.

31.2           Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss.1350.

32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss.1350.

99.1           Press release regarding June 30, 2006 Quarterly Report on Form
               10-QSB


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


                              AMEN Properties, Inc.



August 15, 2006                    By: /s/ Eric Oliver
                                       ---------------
                                   Eric Oliver
                                   Chairman and Chief Executive Officer



August 15, 2006                    By: /s/ John M. James
                                       -----------------
                                   John M. James
                                   Interim Chief Financial Officer and Secretary

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

10.43@         Western National Bank Revolving Line of Credit Note

10.44 Employment Agreement between Priority Power Management, Ltd and John Bick (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006).

10.45 Employment Agreement between Priority Power Management, Ltd and Padraig Ennis (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006).

10.46 Securities Purchase Agreement among Amen Properties, Inc. and NEMA Properties, LLC, Priority Power Management, Ltd. and Priority Power Management Dallas, Ltd. and their respective partners dated as of May 18, 2006, including the forms of promissory note and assignment delivered at closing (incorporated by reference to the Company's Form 8-K Current Report filed on May 24, 2006 as amended on August 8, 2006).

11             Statement of computation of earnings per share

21.1           Subsidiaries of the Company

31.1           Certification of Chief Executive Officer.

31.2           Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss.1350.

32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss.1350.

99.1           Press release regarding June 30, 2006 Quarterly Report on Form
               10-QSB


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