Form 10QSB
period 2006-09-30
AMEN PROPERTIES INC
filed 2006-11-14
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                     For the Period Ended Sepember 30, 2006

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

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $ .01 Par Value:
2,290,589 shares outstanding as of November 1, 2006.

Transitional Small Business Disclosure Format (check one):  Yes | X |  No  |  |



                                      INDEX

Part I.    FINANCIAL INFORMATION                                                        PAGE

Item 1.  Consolidated Financial Statements
         Balance Sheet at September 30, 2006 (Unaudited)                                  1

         Consolidated Statement of Operations--for the three and nine months ended
         September 30, 2006 and 2005 (Unaudited)                                          2

         Consolidated Statement of Cash Flows-- for the nine months ended
         September 30,  2006 and 2005 (Unaudited)                                         3

         Notes to Consolidated Financial Statements (Unaudited)                           4

Item 2.    Management's Discussion and Analysis or Plan of Operation                      25

Item 3.    Controls and Procedures                                                        33

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                              34

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                    34

Item 3.    Defaults Upon Senior Securities                                                34

Item 4.    Submission of Matters to a Vote of Security Holders                            34

Item 5.    Other Information                                                              34

Item 6.    Exhibits                                                                       34

Signatures                                                                                40

Exhibits

    11.      Computation of Earnings Per Share.
    31.1     Certification of Chief Executive Officer.
    31.2     Certification of Chief Financial Officer.
    32.1     Certification of Chief Executive Officer Pursuant to 18 USC  ss. 1350.
    32.2     Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.




                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents (notes A3, E and I)                                             $   2,437,252
  Accounts receivable (notes A6 and A15)                                                        1,330,901
  Other current receivable (note C)                                                             6,399,701
  Other current assets                                                                             92,373
                                                                                              ------------
       Total current assets                                                                                 $10,260,227

RESTRICTED CASH EQUIVALENTS (note E)                                                                          2,181,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated
  depreciation of $85,410 (notes A7, A8 and F)                                                                  152,958

INVESTMENT IN REAL ESTATE JOINT VENTURE (note G)                                                              1,687,238

ROYALTY INTERESTS, at cost net of accumulated depletion
  of $ 32,560 (notes A7, A8 and H)                                                                              130,294

LONG-TERM INVESTMENTS (notes A4 and I)                                                                           62,350

MINORITY INTEREST (note A13)                                                                                      1,532

OTHER ASSETS
  Goodwill (note A9 and B)                                                                      2,916,085
  Deposits and other assets                                                                        31,395
                                                                                              ------------

       Total other assets                                                                                     2,947,480
                                                                                                             -----------

                 TOTAL ASSETS                                                                               $17,423,079
                                                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                          $     678,982
  Accrued liabilities (note J)                                                                    865,806
  Current portion of long-term obligations (note L)                                             4,489,029
  Accrued interest payable                                                                        148,082
  Deferred revenue (note A12)                                                                      72,254
                                                                                              ------------
       Total current liabilities                                                                            $ 6,254,153

LONG-TERM OBLIGATIONS, less current portion (note L)                                                          2,812,154

COMMITMENTS AND CONTINGENCIES (note N)                                                                                -

STOCKHOLDERS' EQUITY (notes O and P)
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into
       a total of 616,447 shares of common stock at the option of the holders (note A14)               80
     80,000 Series "B" shares issued and outstanding, convertible into
       a total of 233,317 shares of common stock at the option of the holders (note A14)               80
     125,000 Series "C" shares issued and outstanding, convertible into
       a total of 500,000 shares of common stock at the option of the holders (note A14)              125
  Common stock, $.01 par value, 20,000,000 shares authorized;
     2,290,589 shares issued and outstanding                                                       22,906
  Additional paid-in capital                                                                   44,970,100
  Accumulated deficit                                                                         (36,636,519)
                                                                                              ------------
       Total stockholders' equity                                                                             8,356,772
                                                                                                             -----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $17,423,079
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




                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the Three and Nine Months Ended September 30,
                                   (Unaudited)

                                                               For the Three Months Ended      For the Nine Months Ended
                                                                       September 30,                  September 30,
                                                                   2006         2005              2006           2005
                                                                -----------  -------------     ------------  -------------
Operating revenue
 Rental revenue                                                $   834,128  $     894,749     $  2,418,702  $   2,237,068
 Energy management fees                                            809,217              -        1,486,023              -
 Retail electricity revenue                                      1,956,012      2,545,563        8,516,667      3,981,948
                                                                -----------  -------------     ------------  -------------
       Total operating revenue                                   3,599,357      3,440,312       12,421,392      6,219,016
                                                                -----------  -------------     ------------  -------------
Operating expense
 Cost of goods and services                                      1,934,621      2,453,362        7,818,782      3,876,737
 Rental property operations                                        631,300        554,428        1,652,483      1,412,537
 General and administrative                                        539,056        329,312        1,272,789        759,877
 Depreciation, amortization and depletion                          112,022        106,284          319,357        302,790
                                                                -----------  -------------     ------------  -------------
       Total operating expenses                                  3,216,999      3,443,386       11,063,411      6,351,941
                                                                -----------  -------------     ------------  -------------

(Loss) income from operations                                      382,358         (3,074)       1,357,981       (132,925)
                                                                -----------  -------------     ------------  -------------

Other (expense) income
   Interest income                                                  61,023         14,037          169,839         41,574
  Interest expense                                                (343,344)      (130,748)        (690,211)      (393,243)
  Gain on sale of investments (note C)                           1,405,495              -        1,405,495              -
  Other (expense) income                                          (209,399)        11,218         (299,451)        37,632
                                                                -----------  -------------     ------------  -------------
       Total other (expense) income                                913,775       (105,493)         585,672       (314,037)
                                                                -----------  -------------     ------------  -------------

Income (loss) from continuing operations before income taxes
 and minority interest                                           1,296,133       (108,567)       1,943,653       (446,962)

Income taxes (note A11)                                                  -              -                -              -
Minority interest                                                   (3,547)       (41,899)         (60,256)       (78,492)
                                                                -----------  -------------     ------------  -------------

  NET INCOME (LOSS)                                            $ 1,292,586  $    (150,466)    $  1,883,397  $    (525,454)
                                                                ==========================================================

  Net income (loss) per common share (basis)                   $       .56  $        (.07)    $        .84  $        (.24)
                                                                ==========================================================

  Net income (loss) per common share (diluted)                 $       .36  $        (.07)    $        .52  $        (.24)
                                                                ==========================================================

Weighted average number of common shares outstanding - basic     2,290,589      2,203,310        2,247,938      2,202,015
                                                                ===========  =============     ============  =============

Weighted average number of common shares outstanding - diluted   3,640,353      2,203,310        3,597,702      2,202,015
                                                                ===========  =============     ============  =============



 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.



                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                                                      2006              2005
                                                                                  ------------     ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net income  (loss)                                                          $     1,883,397    $    (525,454)
   Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities:
       Depreciation, depletion and amortization                                        319,357          302,790
       Impairment of note receivable                                                         -           86,555
       Increase in bad debt expense                                                     16,163                -
       Gain on sale of investments                                                  (1,405,495)               -
       Minority interest                                                                60,256           78,492
   Changes in operating assets and liabilities:
     Accounts receivable                                                               381,401       (1,561,741)
     Deposits and other assets                                                         117,280                -
     Deferred costs                                                                     30,692          (27,730)
     Accounts payable                                                                 (530,342)         974,761
     Accrued and other liabilities                                                     161,417          (78,402)
     Deferred revenue                                                                  (52,086)          66,237
                                                                                  ------------     ------------

       Net cash provided by (used in) operating activities                             982,040         (684,492)
                                                                                  ------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment                                                (402,704)        (475,979)
   Restricted cash equivalents                                                        (625,736)     (1,124,533 )
   Sales and maturity of investments                                                 2,100,000                -
   Net cash acquired in acquisition of limited partnership interest (note B)           283,152                -
   Repayments of notes receivable                                                       50,000           13,000
                                                                                  ------------    -------------

       Net cash provided by (used in) investing activities                           1,404,712       (1,587,512)
                                                                                  ------------    -------------

Cash flows from financing activities:
   Repayments of notes payable                                                      (2,354,887)      (1,573,898)
   Net proceeds from issuance of common and  preferred stock                                 -        2,024,455
   Net proceeds from exercised warrants                                                337,495                -
   Minority interest cash distributions                                                (36,536)               -
                                                                                  ------------     ------------

       Net cash (used in) provided by financing activities                          (2,053,928)         450,557
                                                                                  ------------     ------------


         Net increase (decrease) in cash and cash equivalents                          332,824       (1,821,447)

Cash and cash equivalents at beginning of period                                     2,104,428        4,147,900
                                                                                  ------------    -------------

Cash and cash equivalents at end of period                                     $     2,437,252    $   2,326,453
                                                                                  ============     ============

Non - cash investing and financing activities:

   Effective April 1, 2006, the Company acquired 100%
   of Priority Power Management, Ltd. and
   assumed a note payable to sellers (see note B)                              $     3,230,051    $           -
                                                                                  ============     ============

   On September 27, 2006, the Company distributed certain
   net assets to minority interest owners (see note C)                         $       369,250    $           -
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

          The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties, retail electricity operations and stabilized cash flowing businesses or assets. As of September 30, 2006, the Company, through Delaware's investment in a real estate joint venture, has a commercial real estate portfolio consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen entered the retail electricity market in the state of Texas. On April 1, 2006, the Company, through it's investment in Priority Power, began aggregating electric consumers and negotiating power prices on their behalf with retail electric providers. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner; the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner; the aggregation of electric consumers is primarily conducted through Priority Power of which Amen is the sole general partner.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)

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

          5.   Fair Value of Financial Instruments

          The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $8,008,939 as of September 30, 2006. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2006.

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

          The Company estimated the allowance for doubtful accounts related to W Power's billed account receivables to be approximately .2% percent of W Power's retail electricity billed revenue for the three months and nine months ended September 30, 2006. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.

          Priority Power trade accounts receivable arise from aggregation fees and other management services. An allowance for uncollectible accounts receivable is provided, when considered necessary by management, for estimated amounts not expected to be collectible. No allowance was provided or deemed necessary at September 30, 2006. At September 30, 2006 accounts receivable consisted of the following:

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)



                Billed electricity receivables                $        289,263
                Unbilled electricity receivables                       661,648
                Aggregation fees                                       437,086
                Allowance for doubtful accounts                        (57,096)
                                                                 -------------
                Accounts receivable, net                      $      1,330,901
                                                                 =============


          7.   Depreciation, Amortization and Depletion

          Property, plant and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to 36.5 years. Royalty acquisitions are stated at cost. Depletion is determined using the units-of-production method based on the estimated oil and gas reserves.

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

          9.   Investment in Real Estate Joint Venture

          As discussed in Note C to the consolidated financial statements, the Company sold a significant interest in certain real estate and contributed its retained 18.017% undivided ownership interest in the real estate to a joint venture in which the Company has significant continuing involvement

          The Company's investment in real estate joint venture is recorded at its remaining net cost, adjusted for its 18.017% joint venture share of earnings (loss) using the equity method of accounting, and joint venture cash contributions and distributions.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)

          10.  Goodwill

          The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with investment lives no longer be amortized. The intangible assets are tested for impairment annually. If there is an impairment, the amount will be expensed and the intangible assets will be written down accordingly.

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

          12.  Income Taxes

          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. For the three months and nine months ended September 30, 2006, no income tax exposure has been provided due to the utilization of the Company's net operating losses.

          13.  Deferred Revenue

          Deferred revenue consists of prepaid aggregation fees. Deferred revenue is amortized over the life of the aggregation contract for prepaid aggregation fees.

          14.  Minority Interest

          Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at September 30, 2006 and 2005.

          15.  Contingently Convertible Securities

          The Company has outstanding Series A Preferred Stock ("Series A"), Series B Preferred Stock ("Series B") and Series C Preferred Stock ("Series C") whose terms enable the holder, under certain conditions, to convert such securities into 1,349,764 shares of the Company's Common Stock as shown in the following table.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


             Number        Purchase         Conversion       Number of
  Series   of Shares         Price             Rate        Common Shares
---------- ----------    -------------    -------------- -----------------
    A       80,000     $  2,000,000     $    3.2444          616,447
    B       50,000          500,000          3.2444          154,111
    B       10,000          100,000           3.424           29,206
    B       20,000          200,000           4.000           50,000
    C      125,000        2,000,000           4.000          500,000

          Conversion of Series A, Series B and Series C is at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the original Series A, Series B and Series C issue price by the conversion price in effect at the time of conversion. The contingently convertible securities have not been included in the calculation of diluted earnings per share for any periods in which their effect are antidilutive.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


          The Company's gross revenues for aggregation and other services to our customers are recognized upon delivery and include estimated aggregation fees and other services delivered but not billed by the end of the period.

          As of September 30, 2006, the Company recorded unbilled revenue of $164,343 for aggregation fees. Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on average daily volumes, estimated customer usage and applicable customer aggregation rates. Unbilled revenues are calculated by multiplying volume estimates by our estimated rates by customer. Estimated amounts are adjusted when actual usage and rates are known and billed.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)

          In  September   2006,  the  FASB  issued  SFAS  No.  157,  Fair  Value
          Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

          In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment to FASB Statement No. 87, 88, 106, and 132R. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirment plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a no-for-profit organization. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. An Employer without publicly traded equity securities shall initially apply the requirements as of the end of the fiscal year ending after June 15, 2007.

          Management does not believe the new pronouncements will have a material impact on its financial statements.


NOTE B - BUSINESS COMBINATIONS

          On May 25, 2006, the Company completed the acquisition of 100% of Priority Power Management, effective April 1, 2006, for an aggregate consideration of $3,730,051. Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power. The acquisition resulted in the Company allocating $2,916,085 of the purchase price to goodwill. This allocation is principally the result of the purchase price being based on a business valuation of Priority Power for the period ended December 31, 2005. The acquisition consisted of $500,000 of cash paid and promissory notes totaling $3,230,051 payable to the selling partners of Priority Power. This acquisition has been accounted for under the purchase method of accounting and Priority Power's results of operations for the three months ended June 30, 2006 and September 30, 2006 have been included in the Company's Consolidated Statement of Operations for the period then ended. The purchase price has been allocated based on the estimated fair values of 100% of the acquired partnership interests at the acquisition date as follows:


              Goodwill                                        $      2,916,085
              Fair value of fixed assets acquired                       96,467
              Fair value of other current assets acquired              460,201
              Fair value of liabilities assumed                       (525,854)
              Note payable to sellers                               (3,230,051)
                                                                 -------------

                       Net Cash acquired for the acquisition          (283,152)
                       Less:  total cash acquired                      783,152
                                                                 -------------

                       Net cash paid                          $        500,000
                                                                 =============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


          The total amount of goodwill expected to be deducted for tax purposes for the tax year ending December 31, 2006 is $145,804.

          The following summary compares the Company's operating results for the nine months ended September 30, 2006 as reported, to a pro forma of those results prepared on the assumption that the purchase had taken place on January 1, 2006.


                                                          As
                                                       Reported      Proforma
                                                    -------------  -------------

         Revenues                                 $    12,421,392     13,070,396
                                                    =============  =============

         Net income                               $     1,883,397      2,174,123
                                                    =============  =============


         Income per common share (basic)          $           .84            .97
                                                    =============  =============
         Income per common share (diluted)        $           .52            .60
                                                    =============  =============

         Weighted average number of common shares
         Outstanding - basis                            2,247,938      2,247,938
                                                    =============  =============
         Weighted average number of common shares
         Outstanding - diluted                          3,597,702      3,597,702
                                                    =============  =============



NOTE C - DISPOSITION OF ASSETS

          Effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd. The assets consisted of the following: the twenty-four-story Bank of America Tower, where the Company's headquarters are located, which was completed in 1977 and encompasses 329,178 rentable square feet and a 900 space-parking garage; the related Bank of America 12-lane drive through banking facility; and the twelve story Century Plaza Tower which was built in 1979 (renovated in 1990) and has 99,422 rentable square feet. The Properties constituted substantially all of the assets of TCTB prior to the transactions described herein and were subject to a lien to secure a promissory note payable to Wells Fargo Bank Texas, N.A. The partners of TCTB agreed that it was in their best interest to distribute undivided interests in the assets to the partners according to the sharing ratios of the Partnership in connection with the sale of interests, described below, in the assets. The Bank agreed to allow TCTB to distribute the assets to the partners of TCTB in exchange for the payoff of the note as described below. The asset distribution to the TCTB minority interest partners resulted in an approximate $369,000 reduction in minority interest.

          Contemporaneous with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties to Hampshire Plaza Garage, LLC and S.E.S.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


          Investments, Ltd., unaffiliated third party purchasers for a privately negotiated price of $9.0 million. This resulted in the Company, through its wholly owned subsidiary Amen Delaware, LP, selling approximately 74% of its undivided interest in the distributed assets for approximately $6.4 million (net proceeds of approximately $3,570,500) with a gain on the sale of approximately $1,405,500. The sale of approximately 74% of the Company's original 71.348% interest in the assets resulted in the Company retaining approximately 18.017% in an investment in a real estate joint venture.

          A separate Purchase Agreement was executed between Buyers and TCTB as nominee for the Selling Partners dated September 29, 2006. While beneficial title to the Properties resided with each partner of TCTB, subsequent and pursuant to the Agreement to Distribute Assets, the Selling Partners agreed that TCTB would continue to hold record title to their interests in the Properties and then transfer record title to an undivided 75% interest in the Properties directly to Buyers in order to facilitate the closing of the Purchase Agreement which occurred on September 29, 2006. Pursuant to the Purchase Agreement, TCTB, the Selling Partners and Buyers agreed to indemnify each other against, and hold each other harmless from all liabilities arising out of ownership, operations or maintenance of the Properties for their respective periods of ownership.

          In connection with the Agreement to Distribute Assets the restricted $2.1 million certificate of deposit that secured the Note was applied to the outstanding balance of the Note resulting in the Note balance of approximately $3.7 million being distributed to the partners of TCTB Partners, Ltd., approximately $2.6 million net to the Company. The Note was subsequently paid in full on October 2, 2006 through the application of approximately $3.9 million of the $9.0 million sales proceeds under the Purchase Agreement received on October 2, 2006. The remaining $5.0 million of the sales proceeds (after closing costs) were paid to the Selling Partners in accordance with their respective interests in the Properties (approximately $3.5 million to the Company). The Company plans to use its net proceeds from the sale (i) to pay the remaining balance (approximately $1.7 million) on certain promissory notes entered into by the Company in connection with its acquisition of partnership interests in TCTB (including approximately $266,000 to Mr. Jon Morgan, President and COO of the Company, and approximately $410,000 to an affiliate of Mr. Eric Oliver, Chairman of the Board and CEO of the Company), (ii) for potential real estate acquisition or redevelopment opportunities, (iii) to fund potential capital requirements of its electricity business subsidiaries, W Power and Light, LP and Priority Power Management, LP, (iv) for potential purchases of oil and gas mineral and royalty interests, and (v) for general working capital.

NOTE D - CONCENTRATIONS OF CREDIT RISK

          The Company maintains cash balances at four financial institutions, which at times may exceed federally insured limits. At September 30, 2006 the Company had approximately $2,270,635 of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


NOTE E - RESTRICTED CASH EQUIVALENTS

          On October 18, 2005 the Company entered into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("JPMC"). Under the agreement JPMC may, but is not obligated to, issue one or more standby or commercial letters of credit, on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance. In order to support the Letters of Credit, the Company, JPMC and JP Morgan Securities Inc. maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMC. At September 30, 2006, the Company had deposits with JPMC totaling $2,181,000 collateralizing outstanding Letters of Credit.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment, at cost, consisted of the following at September 30, 2006:


                  Furniture, fixtures and equipment     $        238,368
                  Less:  accumulated depreciation                (85,410)
                                                           -------------

                                                        $        152,958
                                                           =============

                  Depreciation expense for the nine months ended September 30, 2006 and 2005 was $313,034 and $276,032, respectively.
                  Included in the 313,034 of 2006 depreciation expense is $275,984 of depreciation related to the buildings sold on September 29, 2006.

NOTE G - INVESTMENT IN REAL ESTATE JOINT VENTURE

          Effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd. Contemporaneous with the distribution of the assets, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the assets (see note C). The sale of the Company's undivided interest in the assets resulted in the Company retaining approximate 18.017% undivided interest in the assets described above (see Subsequent Events note Q).

NOTE H - ROYALTY INTERESTS

          The Company, through its wholly-owned subsidiary Amen Minerals, LP, currently owns two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the quarters ended September 30, 2006 and 2005.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


          Depletion expense for the nine months ended September 30, 2006 and 2005 was $6,324 and $10,509, respectively.

NOTE I - CASH, CASH EQUIVALENTS AND INVESTMENTS

          At  September  30,  2006  and  2005,   the  Company's  cash  and  cash
          equivalents consist of cash in banks of $2,437,252.

          Securities available-for-sale in the accompanying balance sheet at September 30, 2006 and 2005 totaled $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type are as follows:


                                                                  Gross
                                         Market        Cost     Unrealized
                                         Value         Basis      Losses
                                       ----------   ----------  ----------
                  Other securities   $     62,350       62,350           -
                                       ==========   ==========  ==========


NOTE J - ACCRUED LIABILITIES

          Accrued liabilities consisted of the following at September 30, 2006:

              Accrued settlement expenses                $           217,284
              Accrued corporate tithing                              209,266
              Accrued TDSP charges                                   145,869
              Accrued sales tax                                      127,940
              Other liabilities                                      165,447
                                                               -------------

                                                         $           865,806
                                                               =============

NOTE K - OPERATING SEGMENTS

          The Company's business activities are mainly comprised of three reportable segments, real estate operations, a retail electricity provider ("REP"), and retail electricity aggregation services.

          The commercial real estate portfolio consists of the Company's investment in a real estate joint venture (see notes C and G), consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


          Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the three and nine months ended September 30, 2006 and 2005, respectively.


        Three months ended September 30, 2006:
        --------------------------------------

                                                       Energy                    Inter-Company
                                      Real Estate    Management     Other and     Transaction   Consolidated
                           REP         Operations     Services      Corporate     Eliminations      Total
                      -------------   ------------  -------------  ------------  -------------  -------------
Revenues from
 external customers  $   1,956,012   $    834,128  $     809,217  $          -  $           -  $   3,599,357
                      =============   ============  =============  ============  =============  =============
Revenues from other
 operating segments  $     305,461   $      5,411  $           -  $          -  $    (310,872) $           -
                      =============   ============  =============  ============  =============  =============
Depreciation,
 amortization and
 depletion           $       3,876   $    102,270  $       4,583  $      1,293  $           -  $     112,022
                      =============   ============  =============  ============  =============  =============
Interest expense     $      60,325   $    276,769  $      62,582  $          -  $     (56,332) $     343,344
                      =============   ============  =============  ============  =============  =============
Segment net income
 (loss)              $     (78,124)  $     12,382  $     425,750  $    988,372  $     (55,794) $   1,292,586
                      =============   ============  =============  ============  =============  =============
Segment assets       $   3,859,107   $    218,984  $   1,075,279  $ 12,368,839  $     (99,130) $  17,423,079
                      =============   ============  =============  ============  =============  =============
Goodwill             $           -   $          -  $           -             -  $           -  $           -
                      =============   ============  =============  ============  =============  =============
Expenditures for
 segment assets      $       5,722   $    325,263  $      13,694  $      2,245  $           -  $     346,924
                      =============   ============  =============  ============  =============  =============



        Three months ended September 30, 2005:
        --------------------------------------

                                                       Energy                   Inter-Company
                                      Real Estate     Management    Other and    Transaction   Consolidated
                           REP         Operations      Services     Corporate    Eliminations      Total
                      -------------   ------------  -------------  -----------  -------------  --------------
Revenues from
 external customers  $   2,545,563   $    894,749  $           -  $         -  $           -  $    3,440,312
                      =============   ============  =============  ===========  =============  ==============
Revenues from other
 operating segments  $     299,519   $      4,987  $           -  $         -  $    (304,506) $            -
                      =============   ============  =============  ===========  =============  ==============
Depreciation,
 amortization and
 depletion           $       3,160   $     76,168  $           -  $    26,956  $           -  $      106,284
                      =============   ============  =============  ===========  =============  ==============
Interest expense     $      23,862   $    130,692  $           -  $         -  $     (23,806) $      130,748
                      =============   ============  =============  ===========  =============  ==============
Segment net income
 (loss)              $     (71,240)  $    146,233  $           -  $  (201,708) $     (23,751) $     (150,466)
                      =============   ============  =============  ===========  =============  ==============
Segment assets       $   2,975,936   $  7,614,249  $           -  $ 5,816,485  $    (469,215) $   15,937,455
                      =============   ============  =============  ===========  =============  ==============
Expenditures for
 segment assets      $      17,167   $     33,139  $           -  $     1,325  $           -  $       51,631
                      =============   ============  =============  ===========  =============  ==============


                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


        Nine months ended September 30, 2006:
        -------------------------------------

                                                       Energy                    Inter-Company
                                      Real Estate    Management     Other and     Transaction   Consolidated
                           REP         Operations      Services      Corporate    Eliminations      Total
                      -------------   ------------  -------------  ------------  -------------  -------------
Revenues from
 external customers  $   8,516,667   $  2,418,702  $   1,486,023  $          -  $           -  $  12,421,392
                      =============   ============  =============  ============  =============  =============
Revenues from other
 operating segments  $     794,572   $     20,797  $           -  $          -  $    (815,369) $           -
                      -------------   ------------  =============  ------------  -------------  -------------
Depreciation,
 amortization and
 depletion           $      10,985   $    293,522  $       7,400  $      7,450  $           -  $     319,357
                      =============   ============  =============  ============  =============  =============
Interest expense     $     163,776   $    553,767  $     125,165  $        136  $    (152,633) $     690,211
                      =============   ============  =============  ============  =============  =============
Segment net income
 (loss)              $     348,016   $    210,312  $     687,921  $    789,243  $    (152,095) $   1,883,397
                      =============   ============  =============  ============  =============  =============
Goodwill             $           -   $          -  $   2,916,085  $          -  $           -  $   2,916,085
                      =============   ============  =============  ============  =============  =============
Segment assets       $   3,859,107   $    218,984  $   1,075,279  $ 12,368,839  $     (99,130) $  17,423,079
                      =============   ============  =============  ============  =============  =============
Expenditures for
 segment assets      $      10,306   $    381,495  $      14,496  $     (3,593) $           -        402,704
                      =============   ============  =============  ============  =============  =============



        Nine months ended September 30, 2005:
        ------------------------------------

                                                       Energy                   Inter-Company
                                       Real Estate   Management    Other and     Transaction   Consolidated
                           REP          Operations     Services     Corporate    Eliminations       Total
                      -------------   ------------  -------------  -----------  -------------  --------------
Revenues from
 external customers  $   3,981,948   $  2,237,068  $           -  $         -  $           -  $    6,219,016
                      =============   ============  =============  ===========  =============  ==============
Revenues from other
 operating segments  $     572,345   $     18,287  $           -  $         -  $    (590,632) $            -
                      -------------   ------------  =============  -----------  -------------  --------------
Depreciation,
 amortization and
 depletion           $       6,460   $    214,930  $           -  $    81,400  $           -  $      302,790
                      =============   ============  =============  ===========  =============  ==============
Interest expense     $      46,757   $    353,262  $           -  $    91,185  $     (97,961) $      393,243
                      =============   ============  =============  ===========  =============  ==============
Segment net income
 (loss)              $    (335,867)  $    273,948  $           -  $  (416,941) $     (46,594) $     (525,454)
                      =============   ============  =============  ===========  =============  ==============
Segment assets       $   2,975,936   $  7,614,249  $           -  $ 5,816,485  $    (469,215) $   15,937,455
                      =============   ============  =============  ===========  =============  ==============
Expenditures for
 segment assets      $      32,662   $    436,510  $           -  $     6,807  $           -  $      475,979
                      =============   ============  =============  ===========  =============  ==============


                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


NOTE L - LONG-TERM OBLIGATIONS

          On June 5, 2002, TCTB entered into a loan agreement (the "TCTB Note") with a financial institution for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB is making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement is secured by substantially all of the assets of TCTB. The loan agreement restricts cash distributions to TCTB's owners. TCTB shall not declare or pay any distributions in excess of tax liability due annually (but in any event, no more than 40% of net income), either in cash or any property to any owners. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. Such events of default include (a) non-payment of loan agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances, (d) bankruptcy and (e) a final judgment or order for the payment of money in excess of $100,000. Effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd. (see note C). The Bank agreed to allow TCTB to distribute the assets to the partners of TCTB in exchange for the payoff of the note. In connection with the Agreement to Distribute Assets the restricted $2.1 million certificate of deposit that secured the Note was applied to the outstanding balance of the Note resulting in the Note balance of approximately $3.7 million being distributed to the partners of TCTB Partners, Ltd., approximately $2.6 million net to the Company.

          On March 3, 2006 TCTB entered into a loan agreement with a financial institution for a revolving line of credit note (the "Line of Credit") of $300,000. The line of credit bears interest at a variable rate per annum equal to the Prime Rate, currently 8.25% as of September 30, 2006. The proceeds from the Note are intended to be used to fund potential tenant lease improvements provided for in new tenant lease agreements at TCTB. The loan agreement is secured by substantially all of the assets of TCTB.

          Delaware entered into nine promissory notes (the "Delaware Notes"), certain of which are with related parties, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB on October 1, 2002. The notes are due in annual payments of principal and interest beginning April 1, 2005 with a final maturity of May 31, 2009. The interest rate is currently 6.9% and is adjusted each October 1 to equal the Wall Street Journal Prime Lending Rate (6.75% at October 31, 2005) plus .15%. The annual payments are equal to a set percentage, ranging from 1% to 16% of the future net operating loss benefit of the Company. The net operating loss benefits are calculated as the dollar value of the federal income tax benefit to the Company of the net operating loss calculated in accordance with the Internal Revenue Code, for the calendar year preceding the date of each annual

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


          payment. Due to the distribution and sale of the assets of TCTB in late September 2006, the Company elected to forgo the payment as described above and paid the remaining balance of the principal balance along with the entire accrued interest balance during October 2006, (see note Q).

          Delaware entered into a promissory note (the "Hexagon Note") on February 18, 2004, effective January 1, 2004 in the amount of $250,778 to purchase an additional 6.485% ownership interest in TCTB. The note is due in quarterly installments of principal and interest beginning on March 1, 2004 with a final maturity of January 1, 2010. The term note bears interest at a fixed rate per annum of 5%. Due to the distribution and sale of the assets of TCTB in late September 2006, the Company elected to pay the remaining balance of the principal balance along with the accrued interest balance during October 2006, (see note Q).

          On February 28, 2005 the Company entered into a loan agreement (the "WNB Note") with Western National Bank, Midland, Texas. The Note is a certain Revolving Line of Credit in an amount of $5,000,000. Under the Note, the Bank may, but is not obligated to advance more than $2,500,000. Borrowings under the Note are subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The Note bears a variable interest rate equal to the Prime Rate, defined as the prime rate in the money rate table of The Wall Street Journal, a Dow Jones publication, as of each business day (8.25% at September 30, 2006). Interest is computed on the unpaid principal balance of the Note and is due and payable as it accrues monthly, commencing March 31, 2005, and thereafter on the last day of each and every succeeding month until maturity, March 31, 2008, when the entire amount of the Note, principal and accrued, unpaid interest, shall be due and payable. The Note is secured by a security agreement to all of the accounts receivable of W Power. In addition, the Note is guaranteed by certain accredited investors which guarantees are partially secured by letters of credit. The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. The proceeds from the Note are intended to be used to fund potential capital requirements in order to facilitate the growth of the Company's retail electric provider subsidiary, W Power, and for general corporate purposes.

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



         Long-term debt as of September 30, 2006:
                                                 Long-term           Current
                                                  Portion            Portion           Total
                                              ---------------   ---------------   ---------------
                 TCTB note                  $               -  $      2,611,928  $      2,611,928
                 Delaware notes                             -         1,394,543         1,394,543
                 Hexagon note                               -           145,064           145,064
                 Line of credit                             -                 -                 -
                 WNB note                                   -                 -                 -
                 NEMA notes                         2,812,154           337,494         3,149,648
                                              ---------------   ---------------   ---------------


                           Total            $       2,812,154  $      4,489,029  $      7,301,183
                                              ===============   ===============   ===============


                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


         Maturities of long-term debt at September 30, 2006 are as follows:

                  2006                                          $     4,489,029
                  2007                                                  364,420
                  2008                                                  393,494
                  2009                                                  424,888
                  2010                                                1,629,352
                                                                   ------------

                           Total                                      7,301,183
                           Less current portion                       4,489,029
                                                                   ------------

                           Long-term portion                    $     2,812,154
                                                                   ============



NOTE M - RELATED PARTY TRANSACTIONS

          At September 30, 2006 and 2005, related parties leased from TCTB, office space of approximately 32,000 square feet. TCTB received rental income from these related parties of approximately $84,373 and $77,388 during the quarters then ended, respectively.

          The Company closed the sale and issuance of 125,000 shares of Series C Preferred Stock and 250,000 Warrants (see note O) pursuant to a Purchase Agreement, as amended by the Second Amendment on March 1, 2005 between the Company and certain accredited investors, including the Company's President and Chief Operating Officer, Jon M. Morgan, the Company's Chief Executive Officer, Eric Oliver and Bruce Edgington, one of the Company's Directors.

          The following table reflects the Series C issuance to the Company's officers and directors.


                            Number of               Common               Preferred C           Purchase
                           Preferred C               Stock                 Voting                Price
                              Shares               Equivalent            Equivalent
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
                          ===============       =================      ================      =============


                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)



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

          On May 25, 2006, the Company completed its acquisition of all of the outstanding partnership interests in Priority Power pursuant to a Securities Purchase Agreement by and between the Company and its subsidiary, NEMA and the partners of Priority Power dated May 18, 2006. The total purchase price was $3,730,051, comprised of (i) $500,000 in cash, and (ii) promissory notes with the aggregate principal amount of $3,230,051 (see note L) from the Company and NEMA and payable to the sellers. There are several business relationships among Priority Power, its partners, the Company and its subsidiaries, and their respective affiliates. The Company's retail electricity provider subsidiary, W Power, has contractual relationships with Priority Power with respect to providing electricity to less than 0.2% of Priority Power's clients and the Company believes W Power will not provide energy to any Priority Power clients in the future. Additionally certain of the selling partners of Priority Power are customers of W Power none of which are considered significant customers. In addition, certain of the selling partners of Priority Power are also five percent or more stockholders of the Company or affiliates of stockholders of the Company, including an affiliate of Jon M. Morgan, the President and Chief Operating Officer of the Company, and Eric L. Oliver, the Chairman of the Board of Directors and the Chief Executive Officer of the Company. Jon M. Morgan is a fifty percent owner of Anthem Oil and Gas, Inc which was a selling limited partner of Priority Power. Mr. Morgan also owned a one third interest in the selling general partner of Priority Power Management, Ltd. Eric L. Oliver owned a thirty-seven and a half percent interest in a selling limited partner of Priority Power, Oakdale Ventures, Ltd.

          The following table reflects the portion of the Company's long-term debt payable to related parties:
                                             Delaware
                                NEMA notes    notes             Total
                              ------------  -----------      ------------

     Eric Oliver, CEO      $       24,142            -    $       24,142
     Jon M. Morgan , COO          571,063            -           571,063
     5% Shareholders            1,109,003            -         1,109,003
                              ------------  -----------      ------------
     Total                 $    1,704,208            -    $    1,704,208
                              ============  ===========      ============

          Effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd. Contemporaneous with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties to Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd., unaffiliated third party purchasers for a privately negotiated price of $9.0 million (see note C).

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


          Mr. Jon Morgan, COO of the Company, and his affiliate were among the Selling Partners and the sale of their undivided interest in the Properties resulted in Mr. Morgan receiving a net check in the amount of $79,317. Mr. Morgan is also an owner and officer of the General Partner of TCTB, and took actions in such capacity in connection with this transaction in addition to acting as an officer of the Company. As an owner of such General Partner, Mr. Morgan indirectly received an additional $5,300 from the sale of the General Partner's interest in the Properties


NOTE N - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

          The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Power Purchase Contracts

          Certain  contracts  to  purchase   electricity  provide  for  capacity
          payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements are estimated as follows as of September 30, 2006:

                  2006                              $        853,169
                  2007                                       825,852
                  2008                                       148,960
                                                       -------------

                           Total                    $      1,827,981
                                                       =============


NOTE O - STOCKHOLDERS' EQUITY

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


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


NOTE P - STOCK OPTION PLAN

          Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of September 30, 2006, all options available under the 1997 Plan have been granted: 62,579 options have been exercised, and 188,221 options are outstanding which are fully vested and range in price from $3.50 to $61.36 and have a weighted average contractual maturity of 2.27 years.

          The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with an approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company, if management elects, pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of September 30, 2006, 4,859 options have been exercised and 113,381 options are outstanding and are fully vested and range in price from $1.98 to $45.50 and have a weighted average contractual maturity of 6.48 years.


          Effective January 1, 2006, the Company adopted SFAS No. 123(R) utilizing the modified prospective approach. The modified prospective approach applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and all share-based payments granted subsequent to January 1, 2006 should be recognized as compensation expense in accordance with the provisions of SFAS 123 (R). Under the modified

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)


          prospective approach prior periods are not restated to reflect the impact of adopting the new standard. The share-based payments fair value is estimated on the date of grant using the Black-Scholes option-pricing model. As of January 1, 2006 the Company's outstanding options for the 1997 Plan and 1998 Plan were fully vested and for the thee and nine months ended September 30, 2006 the Company did not issue any stock based compensation under the 1997 Plan or the 1998 Plan. As such the Company did not have any stock based compensation expense to recognize during the three and nine months ended September 30, 2006.


          The table below summarizes the stock option activity for the three and nine months ended September 30, 2006:

                                                               Weighted
                                            Options             Average
        Options Outstanding               Outstanding            Price
      -------------------------           ------------        ------------

      Outstanding December 31,
              2005                           433,603        $      14.06

         Options exercised                         -                   -

         Options forfeited                   (16,167)              12.48

          Options issued                           -                   -
                                         ------------

      Outstanding March 31,
              2006                           417,436               14.12
                                         ============

         Options exercised                         -                   -

         Options forfeited                    (2,692)              16.00

          Options issued                           -                   -
                                         ------------

      Outstanding June 30, 2006              414,744               14.11

         Options exercised                         -                   -

         Options forfeited                  (113,142)              17.15

          Options issued                           -                   -
                                         ------------

      Outstanding September 30,
              2006                           301,602        $      14.11
                                         ============

          At September 30, 2006 the 301,602 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 3.85 years

          The table below summarizes the stock option activity for the three and nine months ended September 30, 2005:

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2006
                                   (Unaudited)

                                                               Weighted
                                            Options             Average
         Options Outstanding              Outstanding            Price
      -------------------------           ------------        ------------

      Outstanding December 31,
              2004                           454,993        $      13.05

        Options exercised                          -                   -

        Options forfeited                    (13,620)              14.07

         Options issued                            -                   -
                                         ------------

      Outstanding March 31,
              2005                           441,373               14.06
                                         ============

         Options exercised                         -                   -

         Options forfeited                   (13,620)              14.07

          Options issued                           -                   -

      Outstanding June 30, 2005              427,753               14.00
                                         ============

         Options exercised                    (4,859)

         Options forfeited                   (13,620)              14.07

          Options issued                           -
                                         ------------

      Outstanding September 30,
              2005                           409,274        $      14.02
                                         ============

          At September 30, 2005 the 409,274 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and had a weighted average contractual maturity of 3.38 years.

 NOTE Q - SUBSEQUENT EVENTS

          On October 2, 2006 the Company received approximately $6,399,000 on the sale of approximate 74% of its undivided interest in the distributed assets from TCTB. The proceeds were used to pay off the balance of approximately $2,612,000 on the loan (the "TCTB note") that secured substantially all of the assets distributed by TCTB. Additionally, the Company paid off the balance, approximately $1,395,000 of the nine promissory notes (the "Delaware notes"), that the Company entered into on October 1, 2002, certain of which are with related parties, to purchase the initial 64.9% ownership interest in TCTB on October 1, 2002. The Company also paid the balance, approximately $145,064, on a promissory note (the "Hexagon Note") the Company entered into on February 18, 2004 to purchase an additional 6.485% ownership interest in TCTB.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005, and related footnotes presented in
Item 1 and the Company's December 31, 2005 Form 10-KSB.

Overview

AMEN Properties, Inc., (the "Company") is a real estate and energy company engaged in owning and managing real estate, oil and gas royalties, and energy related business properties. The Company is a holding company and conducts its operations through AMEN Delaware, LP ("Delaware"); AMEN Minerals, LP ("Minerals") and W Power and Light, LP ("W Power"), each being a wholly owned subsidiary of the Company. As of September 30, 2006, the Company, through Delaware's investment in a real estate joint venture, has a commercial real estate portfolio consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. The Company's present oil and gas royalty holdings are through Minerals, which owns two oil and gas royalty properties, one in Nowata County, Oklahoma and the other in Hemphill County, Texas. The Company is engaged in the retail electricity market as a retail electric provider serving both retail and wholesale customers within the state of Texas through W Power. Effective April 1, 2006, AMEN Properties acquired 100% of Priority Power Management, Ltd. a Texas limited partnership, and Priority Power Management, Dallas, Ltd. a Texas limited partnership, (collectively referred to as "Priority Power"). Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power.

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

Results of Operations

Overview
--------

For the nine months ended September 30, 2006, the Company generated net income of $1,883,397 or $.84 per share as compared to a net loss of $525,454 or $.24 per share for the same period ended September 30, 2005, for a net increase of $2,408,851. This increase is mainly due to the Company's wholly owned subsidiary

Amen Delaware, Ltd selling approximately 74% of its original 71.348% interest in the distributed assets of TCTB during the quarter ending September 30, 2006 for a gain of approximately $1,405,500; W Power generating net income for the nine months ended September 30, 2006 of approximately $348,000 compared to a net loss of approximately $336,000 for the same period ended September 30, 2005; and the Company completing the acquisition of Priority Power effective April 1, 2006 and Priority Power generating net income of approximately $688,000 since the date of acquisition.


Revenues
--------

For the nine months ended September 30, 2006

For the nine months ended September 30, 2006, the Company experienced an increase in rental revenue of approximately $181,000, as compared to the same period ended September 30, 2005. The increase is mainly due to the Company billing tenants for the incremental increase in building operations. The Company did not pass through the incremental increase in building operations during the same period ended September 30, 2005. W Power experienced a net increase in retail electricity revenue of approximately $4,535,000. This increase is mainly due to W Power moving from a start up phase to growing its customer base to approximately 1,700 meters. Due to Priority Power Management not being a part of the Company's operations during the nine months ended September 30, 2005 comparative information for energy management fees is not available.

Operating expenses
------------------

For the three months ended September 30, 2006

Total operating expenses for the three months ended September 30, 2006 and 2005 were $3,216,999 and $3,443,386, respectively. The decrease of approximately $226,000 in operating expense is mainly related to W Power's decrease of wholesale electricity purchases of approximately $519,000 coupled with an increase of approximately $210,000 in general and administrative expense and approximately $77,000 in rental property operations. The decrease in wholesale electricity expense is primarily due to W Power ceasing sales to a large wholesale customer at the beginning of July 2006. The increase in general and administrative expense is mainly due to the acquisition of Priority Power Management on April 1, 2006. The increase in Property operations is mainly related to the increased utility expense the Company has experienced as compared to the same period ended September 30, 2005.

W Power's cost of goods and services were $1,934,621 or approximately 99% of retail sales for the three months September 30, 2006. This decrease in gross profits is mainly due to an increase certain wholesale ERCOT ancillary energy services.


For the nine months ended September 30, 2006

Total operating expense for the nine months ended September 30, 2006 as compared to same period ended September 30, 2005 increased approximately $4,711,000. This increase is mainly related to W Power's increase in purchased wholesale electricity of approximately $3,942,000. The remaining increase in operating expenses is mainly related to the increase of general and administrative costs, approximately $513,000, associated with the newly acquired business segment Priority Power and an increase in rental property operations, approximately $240,000, associated with the increase in energy costs.

W Power's cost of goods and services were $7,818,782 or approximately 91.8% of retail electricity sales for the nine months ended September 30, 2006, for a gross profit of approximately $698,000 or approximately 8.1% of retail electricity sales for the nine months ending September 30, 2006. For the nine months ended September 30, 2005 W Power's cost of goods and services were $3,876,737 or approximately 97.4% of retail electricity sales for the nine months ended September 30, 2005, for a gross profit of approximately $105,000 or approximately 2.1% of retail electricity sales for the nine months ending
September 30, 2005. The net increase of approximately 6.0% in gross profit earnings is mainly due to W Power successfully increasing its customer contract prices while also experiencing a decrease in the costs of wholesale power and certain wholesale ERCOT ancillary services for the nine month period as compared to last year.

Rental property operations expense increased approximately $240,000 for the nine months ended September 30, 2006 as compared to nine months ended September 30, 2005. The increase for property operations is attributable to the increase in utility expense due to the rising costs of energy.

For the nine months ended September 30, 2006 as compared to the same period ending September 30, 2005, general and administrative costs increased approximately $513,000. This increase is mainly attributable to the newly acquired operating segment Priority Power.

Other (expense) income
----------------------

For the three months ended September 30, 2006

For the three months ended September 30, 2006, the Company experienced an increase of approximately $47,000 in interest income as compared to the three months ended September 30, 2005. This increase is mainly due to a rate increase on the Company's previously held $2,100,000 certificated of deposit with the Wells Fargo, Bank, N.A. coupled with the interest the Company received on the restricted deposits with JPMorgan Chase Bank, N.A. totaling $2,181,000 collateralizing outstanding Letters of Credit (see Note E to the financial statements for further explanation). During the three months ended September 30, 2006, the Company entered into an Agreement to Distribute Assets, effective September 27, 2006, with and among the partners of TCTB Partners, Ltd. Following the distribution of assets the Company along with the General Partner and other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the distributed assets on September 29, 2006. The Company reported a net gain of approximately $1,405,000 on the sale of approximately 74% of its interest in distributed assets from it subsidiary TCTB Partners, Ltd. (see Note C to the financial statements for further explanation). For the three months ended September 30, 2006 and 2005, the Company incurred a net change in other expense of approximately $220,000. This increase is mainly related to the Company accruing approximately $209,000 in corporate tithing as mandated by the Company's Corporate By-Laws.

For the nine months ended September 30, 2006

For the nine months ended September 30, 2006, as compared to the same period ended September 30, 2005, the Company experienced an increase of approximately $128,000 in interest income. This increase is mainly due to a rate increase on the Company's previously held $2,100,000 certificated of deposit with the Wells Fargo, Bank, N.A. coupled with the interest the Company received on the restricted deposits with JPMorgan Chase Bank, N.A. totaling $2,181,000 collateralizing outstanding Letters of Credit (see Note E for further explanation). For the nine months ended September 30, 2006 and 2005, the Company experienced a net decrease in other income of approximately $337,000. This change is mainly related to a non-recurring expense the Company paid to key employees of Priority Power Management upon their signing of employment agreements. The employee's retention of the bonus is not contingent on the employees rendering of future services. This non-recurring expense approximated $125,000. Additionally, the Company accrued approximately $209,000 in corporate tithing during the quarter ending September 30, 2006, as mandated by the Company's Corporate By-Laws.


Minority interest
-----------------

For the three and nine months ended September 30, 2006

Minority interest expense for the three months and nine months ended September 30, 2006 decreased approximately $38,000 and $18,000, respectively, as compared to the same period ended September 30, 2005. This decrease reflects the minority interest owner's share of net income of TCTB.

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

As discussed last quarter, W Power faced several challenges during its first year of operations, including: 1) rapidly escalating and volatile energy prices;
2) an extended period of above-average summer and fall temperatures resulting in record breaking electricity demand and consumption across Texas; and 3) a shortage of electric generating capacity. Management believes W Power will be faced with similar challenges throughout 2006 and perhaps beyond. W Power will need to continue a deliberately controlled growth plan in order not to exceed its available credit required to hedge forward energy supply contracts and to manage the risks associated with volatile energy prices. Even with continued deliberate limiting of W Power's growth the Company's business model leads management to expect positive earnings for 2006.

The PPM acquisition was made with a combination of cash and promissory notes. PPM was profitable in the period. Management believes that PPM will continue its profitability throughout 2006 and beyond, and will continue to grow its client base and become an important component in providing stable cash flow in the future. Management believes the continued high volatility of energy prices will provide a reason for additional end-use energy consumers to solicit energy management services from PPM.

Though we have not abandoned the 2002 business model, our focus is to continue supporting W Power for the immediate future, integrate the PPM acquisition into the Company and support is growth efforts, actively monitor TCTB, and assess opportunities as they present themselves.

During the nine months ended September 30, 2006 and 2005, net cash provided by (used in) operating activities was $982,040 and ($684,492), respectively for a net increase of approximately $1,666,000 provided by operating activities. This increase is mainly attributable to the net income of approximately $1,883,000 for the nine months ended September 30, 2006.

Net cash provided by (used in) investing activities was $1,404,712 and ($1,587,512) for the nine months ended September 30, 2006 and 2005, respectively, for a net increase of approximately $2,992,000. During the three months ended September 30, 2006, the Company entered into an Agreement to Distribute Assets, effective September 27, 2006, with and among the partners of TCTB Partners, Ltd. The assets constituted substantially all of the assets of TCTB and were subject to a lien to secure a promissory note payable to Wells Fargo Bank Texas, N.A. The partners of TCTB agreed that it was in their best interest to distribute undivided interests in the assets to the partners according to the sharing ratios of the Partnership. The Bank agreed to allow TCTB to distribute the assets to the partners of TCTB in exchange for the payoff of the note. Prior to the distribution the Company had the $2,100,000 certificate of deposit applied against the outstanding note with Wells Fargo Bank, Texas N.A. (see Note C to the financial statements for further explanation). Additionally, during the second quarter the Company completed the acquisition of 100% of Priority Power Management, Ltd. This acquisition resulted in the Company receiving a net increase in cash of approximately $283,000 and incurring a non-cash related note payable in the amount of $3,230,051. A non-cash distribution related to the asset distribution of TCTB amounted to $369,250 and was a reduction in minority interests.

Net cash (used in) provided by financing activities was ($2,053,928) and $450,557 for the nine months ended September 30, 2006 and 2005, respectively, for a net change of approximately $2,505,000. During the nine months ended
September 30, 2006 the Company paid approximately $2,355,000 in principal payments on the Company's outstanding notes. Additionally, during the nine months ended September 30, 2006, the Company received approximately $337,000 in net proceeds from the exercise of stock warrants issued On February 3, 2005, to the accredited investors in the private placement under Regulation D for the new Series C Preferred Stock. During the nine months ended September 30, 2006 minority interest distributions were approximately $36,500 and were related to the minority interest owners in TCTB. For the nine months ended September 30, 2005 minority interest owners in TCTB did not receive a distribution.

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

10.14++ Stock Purchase Agreement between the Company and Julia Jones Family Trust for Series A Preferred Stock dated September 29, 2000

10.15++ Stock Purchase Agreement between the Company and Dodge Jones Foundation for Series A Preferred Stock dated September 29, 2000

10.16++ Stock Purchase Agreement between the Company and Soft Op, L.P. for Series A Preferred Stock dated September 29, 2000

10.17++ Stock Purchase Agreement between the Company and Lighthouse Partners, L.P. for Series A Preferred Stock dated September 29, 2000

10.18++ Stock Purchase Agreement between the Company and Ray McGlothlin, Jr for Series A Preferred Stock dated September 29, 2000

10.19++ Stock Purchase Agreement between the Company and Gary J. Lamb for Series A Preferred Stock dated September 29, 2000

10.20++ Stock Purchase Agreement between the Company and Frosty Gilliam, Jr for Series A Preferred Stock dated September 29, 2000

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

10.47 Agreement to Distribute Assets among TCTB Partners, Ltd and its partners dated as of September 27, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.48 Purchase Agreement between between TCTB Partners, Ltd as nominee for certain partners of TCTB Partners, Ltd and Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd. dated as of September 29, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.48 Management Agreement between between the Company and TCTB Management Group, LLC. dated as of September 29, 2006
            (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5,
            2006)

11          Statement of computation of earnings per share

31.1        Certification of Chief Executive Officer.

31.2        Certification of Chief Financial Officer.

32.1        Certification of Chief Executive Officer Pursuant to 18 USC ss.1350.

32.2        Certification of Chief Financial Officer Pursuant to 18 USC ss.1350.

99.1        Press release regarding September 30, 2006 Quarterly Report on
            Form 10-QSB


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


                              AMEN Properties, Inc.



November 14, 2006                By: /s/ Eric Oliver
                                     ---------------
                                 Eric Oliver
                                 Chairman and Chief Executive Officer



November 14, 2006                By: /s/ John M. James
                                     -----------------
                                 John M. James
                                 Interim Chief Financial Officer and Secretary

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

10.47 Agreement to Distribute Assets among TCTB Partners, Ltd and its partners dated as of September 27, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.48 Purchase Agreement between between TCTB Partners, Ltd as nominee for certain partners of TCTB Partners, Ltd and Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd. dated as of September 29, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.48 Management Agreement between between the Company and TCTB Management Group, LLC. dated as of September 29, 2006
            (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5,
            2006)

11          Statement of computation of earnings per share

31.1        Certification of Chief Executive Officer.

31.2        Certification of Chief Financial Officer.

32.1        Certification of Chief Executive Officer Pursuant to 18 USC ss.1350.

32.2        Certification of Chief Financial Officer Pursuant to 18 USC ss.1350.

99.1        Press release regarding September 30, 2006 Quarterly Report on Form
            10-QSB


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