Form 10KSB
period 2006-12-31
AMEN PROPERTIES INC
filed 2007-03-30
CIK 1037599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended December 31, 2006

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the transition period from __________ to __________

                          Commission File No. 000-22847

                              AMEN Properties, Inc.
                    (Exact Name of Registrant in Its Charter)

                Delaware                                    54-1831588
    -------------------------------            ---------------------------------
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
    Incorporation or Organization)

          303 West Wall St. Suite 2300
                   Midland, TX                                79701
    ----------------------------------------          --------------------
    (Address of Principal Executive Offices)                (Zip Code)

                                  432-684-3821
                                  ------------
                 Issuer's telephone number, including area code

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class               Name of each exchange on which registered
   -------------------               -----------------------------------------
   Common Stock $0.01 par value            The NASDAQ Stock Market, LLC

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                      ----
                               Title of each class

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

The issuer's revenues from operations for the twelve months ended December 31, 2006 were $15,056,800.

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold at February 15, 2007 was approximately $13.05 million.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

The total number of shares outstanding of the issuer's common stock as of February 15, 2007 was 2,290,589.

Transitional Small Business Disclosure Format (Check One):  Yes        No  X
                                                               -------    ------

Documents Incorporated by Reference

Exhibits to certain of the Company's filings are incorporated by reference as Exhibits to this Report as set forth in Part III, Item 13.

Portions of the Company's definitive proxy statement for its 2007 annual shareholders meeting, to be filed on or before April 30, 2007, are incorporated by reference in Part III.

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

Background

The Company was originally incorporated as DIDAX Inc. in January 1997 and through the end of December 31, 2002 operated under the name Crosswalk.com, Inc. and consisted primarily of the operation of crosswalk.com(TM) and a direct mail advertising service. During the last quarter of 2002, the Company sold substantially all of the assets used, required, useful, or otherwise relating to the operations of both businesses. The Company then changed its name to Amen Properties, Inc. (hereinafter referred to as "AMEN" or "the Company") effective February 3, 2003. Following shareholder approval of a new business plan in 2002, the Company initially acquired an approximate 64.86% limited partnership interest in TCTB Partnership Partners, Ltd. ("TCTB") and in early 2004 the Company acquired an additional 6.485533% interest in TCTB giving the Company a total of 71.348013% limited partnership interest in TCTB. Effective September 27, 2006, the Company entered into an agreement to distribute assets with and among the partners of TCTB and contemporaneous with the distribution of the properties, the Company along with the General Partner and the other limited Partners of TCTB collectively agreed to sell and sold 75% of their undivided interest in the Properties. The Company continues to have significant involvement in the operations of the properties and currently has a remaining ownership interest of 18.017% in the properties. In July of 2004, the Company funded its newly created wholly owned subsidiary, W Power and Light, L.P. ("W Power"). The creation of W Power has allowed the Company to enter a new market created when the Texas legislature adopted the Texas Electric Choice Plan, which significantly changed the regulatory structure governing electric utilities in the State of Texas. On May 18, 2006, the Company completed the acquisition of Priority Power Management, Ltd. and Priority Power Dallas, Ltd. effective April 1, 2006. Priority Power Management, Ltd and Priority Power Dallas Ltd.'s primary business involves retail electricity demand aggregation in Texas, and energy management and consulting in 22 states inluding Texas, California, Illinois, New York, and New Jersey.

Under the 2002 business plan, we have attempted to grow our business through selective acquisitions of cash-generating assets in three distinct arenas that have historically generated large amounts of ordinary income - commercial real estate in secondary stagnant markets, commercial real estate in out of favor growth markets and oil and gas royalties. While we have focused on these areas, we have also considered and evaluated opportunities to acquire other properties and businesses that have a consistent and stable cash flow history. During 2004 we extended the 2002 business plan to include our new electricity retail business, W Power, and our intent is to accumulate these assets to generate income and create shareholder value. During 2006, through the acquisition of Priority Power Management, Ltd and Priority Power Mangement Dallas, Ltd., the Company was able to obtain a complimentary business to our entry into the retail electricity markets through W Power and obtain a wholly owned subsidiary with a history of stable cash flow.

In initiating the 2002 business plan the Company, in October 2002, formed NEMA Properties LLC ("NEMA"), a Nevada limited liability company 100% owned by AMEN; AMEN Delaware LP ("Delaware"), a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner; and AMEN Minerals LP ("Minerals"), a Delaware limited partnership, owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner. On July 30, 2004, the Company formed W Power and Light LP ("W Power"), a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner. On May 18, 2006, the Company acquired 100% of Priority Power Management, Ltd. and Priority Power Management Dallas, Ltd. (collectively "Priority Power") effective April 1, 2006. Priority Power is owned 1% by AMEN, as the sole general partner, and 99% by NEMA, as the sole limited Partner. It is the Company's intent for Delaware to own all our real estate assets, for Minerals to own our oil and gas royalty investments, W Power to hold our retail electricity provider services, and Priority Power to hold our electricity and natural gas consulting, aggregation, and management services assets. As used herein, the terms "Company" and "AMEN" and references to "we" and "our" refer to all of AMEN Properties, Inc., NEMA, Delaware, Minerals, and W Power and Priority Power unless the context otherwise requires.

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

The Company will also provide to any person, free of charge, a copy of the Company's Code of Business Conduct and Ethics upon request made to the Company at 303 West Wall St., Suite 2300, Midland, Texas 79701, attn: Mr. Kris Oliver.

Status of Business Plan

The Company implemented the 2002 business plan in October 2002 by acquiring an approximate 64.9% limited partnership interest in TCTB. Effective January 1, 2004, the Company acquired an additional 6.485533% limited partnership interest in TCTB giving the Company a total of 71.348013% limited partnership interest in TCTB. Effective September 27, 2006, the Company entered into an agreement to distribute assets with and among the partners of TCTB. The assets consisted of two secondary office market properties in Midland, Texas. Collectively referred to as "the Properties" (See Item 2 below for further description of the Properties). Contemporaneous with the distribution of the Properties, the Company along with the General Partner and the other limited Partners of TCTB collectively agreed to sell and sold 75% of their undivided interest in the Properties. The Company continues to have significant involvement in the operations of the Properties and currently has a remaining ownership interest of 18.017% in the Properties. TCTB continues to hold record title to the undivided 25% interest in the Properties beneficially owned by the Partners of TCTB ("Selling Partners"), including the Company's 18.017% ownership, which was not included in the sale to the Buyers. After the sale, TCTB, the Selling and the Buyers, as all of the owners of the Properties, entered into a Management Agreement with TCTB Management Group, LLC ("Management") dated September 29, 2006 relating to the management of the Properties. The Management Agreement is effective until August 31, 2007 unless earlier terminated in accordance with its terms. The owners of Management are the Selling Partners (including the Company) and the Buyers in the same percentages as their proportionate ownership of the Properties. Mr. Jon Morgan, President and CEO of the Company, is the managing member of Management.

In July of 2004, the Company funded its newly created wholly owned subsidiary, W Power. It should be noted that the formation and funding of W Power signified an expansion from the Company's prior business focus. This change of focus contains significantly more risk than the incremental asset based model we were pursuing that resulted in limited opportunities. Though the Company may consider opportunities to acquire cash flow generating assets, the Company is currently focusing its efforts on the retail electricity market in Texas through W Power as a Retail Electric Provider ("REP") to compete in the Texas market. The creation of W Power has allowed the Company to enter a new market created when the Texas legislature adopted the Texas Electric Choice Plan, which significantly changed the regulatory structure governing electric utilities in Texas. In September 2004, the Public Utility Commission of Texas ("PUCT") awarded W Power a license to begin commercial REP operations in Texas and in November 2004 W Power received its certification from the Electric Reliability Council of Texas ("ERCOT"). As a REP, W Power sells electricity and provides the related billing, customer service, collection and remittance services to residential, commercial, and industrial customers. W Power offers its customers low electricity rates, flexible payment and pricing choices, simple terms and responsive customer service. The Texas regulatory structure and legislation permits independent REPs (companies unaffiliated with an incumbent utility in a particualar geographic area), such as W Power, to procure and sell electricity at unregulated prices and pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to the customers. Though we have not abandoned the 2002 business model, our focus is to support W Power for the immediate future.

The Company's newly acquired subsidiary, Priority Power, has current or previous business activities in 22 states including Texas. These activities include but are not limited to electricity load aggregation, natural gas and electricity procurement, energy risk management, and energy consulting in both regulated and deregulated domestic markets. It should be noted that while Priority Power is complimentary to the Company's movement into the deregulated retail electricity market in Texas through W Power and leverages the significant market expertise existing elsewhere in the Company, it also signifies an expansion in our business focus which entails significantly more risk than the original 2002 Business Plan.

In July of 2006, Priority Power launched commercial operations of ChooseEnergy.com--an online internet marketplace for residential and small commercial electricity consumers whereby they can compare a number of REP's and choose the provider that best meets their needs. During 2006, approximately 2,000 residential and 80 commercial customers used ChooseEnergy.com to select a new retail electricity provider.

Management continues to assess opportunities to add value for our shareholders whether under the 2002 business plan or extension of the principles of that plan. We are committed to remaining patient with the development of W Power. W Power's performance will depend on its ability to attract and maintain a strong customer base, manage overhead costs, implement efficient controls and procedures, and have sufficient collateral to meet its credit requirements made by its generators, power marketers, ERCOT, and other electricity providers. We believe that W Power is positioned to meet these requirements and is capable of strong growth in the future, subject to the inherent risks and limitations associated with a new REP company.

During the period in which the Company operated under the name Crosswalk.com, the Company generated a net operating loss ("NOL") in excess of $30 million. In an attempt to preserve the tax benefits of this NOL we operate in a restrictive paradigm that does not allow access to traditional equity sources. Our intention is to preserve our NOL, but certain issues outside our control may occur which could jeopardize this position. If an opportunity that would require an expansion of our equity base presents itself, we would welcome sacrificing our NOL if the value added exceeded the present value we have assigned to the NOL. If our capital does become limited, we intend to make acquisitions through limited partnerships in a structure whereby AMEN would be the general partner/manager, while property asset specific equity providers would be the limited partners. However, we do not currently have any agreements or arrangements relating to such financing and no assurances can be made that such financing will be available on terms acceptable to us.

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

Effective January 1, 2002, all customers previously with the integrated utility, whose annual electricity demand was under a megawatt (most small commercial and residential customers), were transferred to Affiliated REPs to be served on a month-to-month rate, known as the "Price-To-Beat" until such time that these customers choose to be served by an independent REP. The "Price-To-Beat" rate, set by the PUCT, was to serve as the benchmark, allowing independent REPs such as W Power the flexibility to set their own prices to customers in each market.

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

Operations

Our management consists of Jon Morgan, Chief Executive Officer, Kevin Yung, Chief Operating Officer, and (effective March 7, 2007) Kris Oliver, Chief Financial Officer and Corporate Secretary. Currently, Kris Oliver is the brother of the Company's former Chief Executive Officer (who resigned effective March 7,
2007) and current Chairman of the Board, Eric Oliver. Kris Oliver is replacing the Company's former Chief Financial Officer (who resigned June 1, 2006) and current Interim Chief Financial Officer, John James. Currently, Kris Oliver is the only full time employee at the corporate level of AMEN Properties, Inc. TCTB has five full time employees who assist in the day-to-day operations of the Properties. W Power currently has four full time and 4 part-time employees, and Priority Power has 8 full time and 4 part-time employees.

W Power provides electricity and energy services to retail and wholesale customers in the State of Texas. W Power provides energy products and services to approximately 2,000 retail electricity customers ranging from residential and small business customers to large commercial, industrial and governmental/institutional customers. During 2006, W Power delivered approximately 78,690 Megawatt Hours ("MWhrs") of electricity to its retail customers, and 34,192 MWhrs of electricity to its un-affiliated wholesale customers. Our business operations consist primarily of providing retail electricity to retail customers and providing wholesale energy as a qualified scheduling entity ("QSE") or power marketer to competitive retail electricity providers.

Priority Power provides electricity aggregation services in Texas, and either is or has performed electricity and natural gas procurement, energy risk management, and energy consulting in an additional 21 states. Priority Power currently manages approximately 3,500,000 MWhrs of electricity and 22 bcf (billion cubic feet) of physical and financial natural gas annually for its approximately 800 customers. Additionally, ChooseEnergy.com provided retail electricity brokering services to an additional 2,000 residential and 80 commercial customers during 2006.

The Properties are operated by TCTB Management, LLC an in-house management team which oversees all operations of both the Bank of America Tower and the Century Plaza Tower. Management currently has a team of four maintenance workers, who assist and oversee in the Properties repairs and daily maintenance. Management employs a property manager who is responsible for the accounting functions of the Properties, letting of space and corresponding with the tenants and the building maintenance crew for any tenant complaints. Due to the close proximity of the Properties to one another management has been able to utilize the in-house maintenance crew and the property manager in each of the Properties.


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

Wholesale Energy

W Power is a registered Power Marketer in Texas. A power marketer is an entity that owns electric energy in Texas for the purpose of selling the electric energy at wholesale prices but does not own generation, transmission, or distribution facilities and does not have a certificated service area. W Power, as a power marketer and an ERCOT QSE, acquires wholesale electric energy for resale to itself and other REPs in the Texas market. W Power buys 100% of its energy for its retail operations from its wholesale operations. W Power's wholesale energy operations group is currently selling wholesale electricity to W Power as well as one other REP. Sales to this external REP are not governed by a contractual agreement, but rather a daily transaction subject to W Power being prepaid prior to assignment of the purchased electricity.

Electricity Aggregation and Energy Management and Consulting

Priority Power is one of the largest electricity aggregators in Texas. Through its exclusive end-use customer contracts, Priority Power aggregates hundreds of customers and thousands of physical account locations and determines when to enter the market on behalf of its clients in order to procure electricity for a pre-determined period of time. Priority Power performs various levels of customer service for its clients, and interfaces directly with the retail electricity providers and transmission and distribution service providers on their behalf. Additionally, they perform electricity and natural gas supply procurement, tariff analysis, energy risk management, demand side management, and energy information services and billing audits for its clients.

Online Electricity Brokering

ChooseEnergy.com is a service owned and managed by Priority Power. Its primary business is to provide competitive electricity pricing alternatives for residential and small commercial electricity consumers. These customers typically do not desire the level of energy management and consulting that the larger Priority Power commercial and industrial customers require. ChooseEnergy.com has contracts with various retail electricity providers to whom it provides online access to post and change electricity contracts and pricing terms. End-use consumers select a retail electricity provider through the internet at the ChooseEnergy.com website. Currently, ChooseEnergy.com provides these services only in Texas. ChooseEnergy receives payment directly from the retail electricity providers upon successful registration and switching of a retail electric customer.

Marketing and Sales

W Power customers are acquired through outside sales channels of electricity aggregators and brokers, as well as referrals from existing customers and relationship marketing. These channels provide a cost-effective means of customer acquisition in the commercial and residential markets. The outside sales channels typically have an exclusive agreement with an end-use customer to assist with the selection of a REP. W Power competes aggressively to attract quality customers through these channels. W Power has made a conscious decision not to initiate a large-scale marketing plan, or develop a significant internal sales and marketing organization consistent with its controlled growth strategy.

Priority Power clients are acquired through targeted sales calls, word of mouth referrals, industry trade association endorsements, and relationship marketing.

ChooseEnergy.com uses traditional newspaper, radio, and television advertising, as well as paid internet search advertising to attract customers.


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

Energy Supply Management and Consulting

Priority Power is a registered aggregator in Texas. In this role, it maintains relationships with retail electric providers and natural gas marketers and producers. Priority Power negotiates price, contract terms and conditions, and service levels with energy providers on behalf of their end-use consuming clients. Through power-of-attorney clauses, Priority Power executes binding energy supply contracts for many of its aggregation clients.


Competition

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

The second category of competitors is independent REPs and includes but is not limited to, Green Mountain Energy, Cirro Energy, Strategic Energy, Constellation Energy, Tractebel Energy Services, and Champion Energy. Some of the REPs choose to compete only in the small commercial segment, while others compete in the residential, small commercial, and industrial segments. The sizes of these REPs vary as do their approaches to the market.

While the Affiliated REPs have substantial size, substantial resources, and are adept at guiding the regulatory process in their favor, we believe that the independent REPs provide the greatest competitive threat to W Power. Retail profit margins in the Texas market have declined as wholesale prices of energy have climbed. Price competition in certain market segments has increased due to a number of new REPs, such as W Power, entering the market. In select cases we believe there are REPs selling below the prevailing market cost in order to acquire certain customers.

The Company believes its energy supply management and consulting business--Priority Power--is currently one of the largest electricity aggregators in Texas. Competitors include Lower Power Bill, PoCo Energy Group, Teague Energy Services, Cogdill Energy Consultants, Summit Energy, Power Brokers, and other registered and non-registered entities. The Company believes Priority Power is the only registered aggregator to continually use aggregation successfully for the benefit of its clients within Texas. Some of these competitors have significantly more market share than Priority Power in states outside of Texas.

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


ITEM 2.  DESCRIPTION OF PROPERTIES

Real Estate Investment Policy

While we have not abandoned our 2002 business plan, in the near term we will continue intend to prioritize our focus on the capital requirements of W Power and Priority Power in order to sustain their growth. While this remains our focus, we will continue to entertain unsolicited opportunities in real estate and oil and gas.

Description of Real Estate and Operating Data

Prior to September 29, 2006 the Properties were owned by TCTB and managed and operated by TCTB Company, Inc., as general partner of TCTB. AMEN initially acquired 64.9% of the limited partnership interest of TCTB in 2002 and an additional 6.485% effective January 1, 2004. The Properties consist of commercial real estate in Midland, Texas.

The Company entered into an agreement to distribute assets with an effective date of September 27, 2006, by and among the partners of TCTB. The Properties constituted substantially all of the assets of TCTB prior to the transactions described herein and were subject to a lien to secure a promissory note (the "Note") payable to Wells Fargo Bank Texas, N.A. The partners of TCTB agreed that it was in their best interest to distribute undivided interests in the Properties to the partners according to the sharing ratios of the Partnership in connection with the sale of interests in the Properties described below. The Bank agreed to allow TCTB to distribute the Properties to the partners of TCTB in exchange for the payoff of the Note.

Contemporaneous with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties to Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd., unaffiliated third party purchasers for a privately negotiated price of $9.0 million. A separate Purchase Agreement was executed between the Buyers and TCTB as nominee for the Selling Partners dated September 29, 2006. While beneficial title to the Properties resided with each partner of TCTB, subsequent and pursuant to the Agreement to Distribute Assets, the Selling Partners agreed that TCTB would continue to hold record title to their interests in the Properties and then transfer record title to an undivided 75% interest in the Properties directly to Buyers in order to facilitate the closing of the Purchase Agreement which occurred on September 29, 2006. Pursuant to the Purchase Agreement, TCTB, the Selling Partners and Buyers agreed to indemnify each other against, and hold each other harmless from all liabilities arising out of ownership, operations or maintenance of the Properties for their respective periods of ownership.

TCTB held record title to the undivided 25% interest in the Properties beneficially owned by the Selling Partners, including the Company's remaining 18.017% that was not included in the sale to Buyers through March 1, 2007. Effective March 1, 2007 the Company contributed its remaining 18.017% ownership in the Bank of America Tower and the Century Plaza Tower to HPG Acquisition, LLC; a Texas Limited Liability Company. After the sale, TCTB, the Selling Partners and the Buyers, as all of the owners of the Properties, entered into a Management Agreement with TCTB Management Group, LLC ("Management") dated September 29, 2006 relating to the management of the Properties. The Management Agreement is effective until August 31, 2007 unless earlier terminated in accordance with its terms. The owners of Management are the Selling Partners (including the Company) and the Buyers in the same percentages as their proportionate ownership of the Properties. Mr. Jon Morgan, President and CEO of the Company, is the managing member of Management.

Mr. Morgan and his affiliate were among the Selling Partners and the sale of their undivided interest in the Properties resulted in Mr. Morgan receiving a net check in the amount of $79,317. Mr. Morgan is also an owner and officer of the General Partner of TCTB, and took actions in such capacity in connection with this transaction in addition to acting as an officer of the Company. As an owner of such General Partner, Mr. Morgan indirectly received an additional $5,300 from the sale of the General Partner's interest in the Properties.


The average lease term is 4 years and the major tenant is Bank of America. The Bank of America Tower, where the Company's headquarters are located, was completed in 1977 and encompasses 329,178 rentable square feet and is approximately 84.29% occupied. It also includes a 17-lane drive through bank and a 900 space-parking garage. The Bank of America Tower has a total of three tenants who account for ten percent or more of the rentable space, consisting of the bank, Pioneer Natural Resources, Inc., a public oil and gas company, and a privately held oil and gas company. The general provisions of the leases require TCTB to provide each tenant useable office space for a monthly fee and to provide the maintenance, utilities, janitorial and security expenses. Additionally, the lease agreement allows for the determination of the incremental increases of the building operations to be passed through to the tenants. The average annual net rental per occupied square foot was $8.94 for the year ended December 31, 2006. Century Plaza Tower was purchased on July 30, 2004 by TCTB at a negotiated price of $436,500. Century Plaza Tower was built in 1979 and renovated in 1990. It is a twelve story high rise with 99,422 rentable square feet and is approximately 46.99% occupied. The majority of the tenants are on a month to month lease and the Century Plaza Tower currently has one major tenant occupying approximately 10% of the occupied rentable square feet. The average annual net rental per occupied square foot was $5.82 for the year ended December 31, 2006. The Company's subsidiary, W Power, occupies the first floor of Century Plaza Tower. A limited investment in capital improvements on the Midland buildings in 2007 is estimated to be approximately $300,000 and these expenditures are expected to be mainly associated with tenant improvements and/or build outs. The Bank of America Tower and Century Plaza Tower are mainly held for income generating capabilities. In May of 2002, the Bank of America Tower under went an appraisal performed by the Real Estate Research Corporation. In that appraisal, the Bank of America Tower was indicated to be in average condition. It is management's opinion that the Century Plaza Tower is also in average condition. The typical tenants, other than the Bank of America, are independent oil and gas producers and financial service providers.

The following table sets forth certain information concerning lease expirations, excluding month to month leases and assuming no renewals for each Property:


Bank of America Tower
                                                                 Percentage
                  Number of                                       of Total        Percentage of
    Lease          Leases       Square Feet      Annualized      Square Feet    Total Annualized
  Expiration      Expiring       Expiring     Gross Base Rent     Expiring       Gross Base Rent
---------------------------------------------------------------------------------------------------

          2007             14         37,866       $ 2,260,759         14.66%               37.70%
          2008              7         59,389         1,416,753         22.99%               23.63%
          2009              5         17,284         1,370,838          6.69%               22.86%
          2010             16        111,092           768,265         43.01%               12.81%
          2011              4         22,695           127,677          8.79%                2.13%
          2012              6          9,957            52,512          3.86%                 .87%
          2013              -              -                 -              -                    -
          2014              -              -                 -              -                    -
          2015              -              -                 -              -                    -
          2016              -              -                 -              -                    -
                -----------------------------------------------------------------------------------
Total                      52        258,283       $ 5,996,804         100.0%               100.0%
                ===================================================================================

Century Plaza Tower
                                                                 Percentage
                  Number of                                       of Total        Percentage of
    Lease          Leases       Square Feet      Annualized      Square Feet    Total Annualized
  Expiration      Expiring       Expiring     Gross Base Rent     Expiring       Gross Base Rent
---------------------------------------------------------------------------------------------------
          2007              5          8,717         $  52,791         66.35%               52.52%
          2008              2          1,771            27,093         13.48%               26.95%
          2009              1          2,649            20,632         20.17%               20.53%
          2010              -              -                 -              -                    -
          2011              -              -                 -              -                    -
          2012              -              -                 -              -                    -
          2013              -              -                 -              -                    -
          2014              -              -                 -              -                    -
          2015              -              -                 -              -                    -
          2016              -              -                 -              -                    -
                -----------------------------------------------------------------------------------
Total                       8         13,137         $ 100,516         100.0%               100.0%
                ===================================================================================

The federal tax basis for the two properties is $6,386,475. Of this amount, $4,063,742 is related to the buildings that will be depreciated, for tax purposes, over 39 years using the straight-line method; $803,901 has been allocated to the parking garages that will be depreciated, for tax purposes, using the 150% declining balance method over 15 years; $104,138 has been allocated to partitions and flooring which will be depreciated, for tax purposes, using the 200% declining balance over 5 years; $378,006 has been allocated to building improvements and other assets and will be depreciated, for tax purposes, using the 200% declining balance over 7 and 5 years; $926,239 has been allocated to tenant improvements and will depreciated, for tax purposes, using the 200% declining balance over the life of the lease or over 39 years using the straight-line method; and $110,449 has been allocated to land that will not be depreciated.

The Properties are subject to an annual realty tax rate of approximately 3.19105%. For the year ending December 31, 2006 the annual realty tax was $143,300 and $11,700 for the Bank of America Tower and the Century Plaza Tower, respectively

As stated above, we recognize that we compete with many companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Because of competitive offerings, even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space.

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

None during the fourth quarter of the fiscal year ended December 31, 2006.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From January 1 to December 31, 2006, AMEN Properties, Inc.'s common stock traded on the NASDAQ Stock Market ("NASDAQ") under the symbol "AMEN".

The following table sets forth the ranges of high and low sales prices of our common stock for each quarter within the last two fiscal years as reported on the NASDAQ.


                                                      High              Low
                                                    --------          -------
First Quarter 2005:                                  $ 7.49            $ 3.91

Second Quarter 2005:                                 $ 6.59            $ 3.97

Third Quarter 2005:                                  $ 8.04            $ 5.64

Fourth Quarter 2005:                                 $ 6.75            $ 5.50

First Quarter 2006:                                  $ 6.11            $ 4.50

Second Quarter 2006:                                 $ 8.40            $ 3.80

Third Quarter 2006:                                  $ 7.75            $ 5.42

Fourth Quarter 2006:                                 $ 6.90            $ 5.00

January 1, 2007 through March 15, 2007               $ 9.00            $ 5.10

At March 15, 2007, the closing price for our common stock, as reported by NASDAQ Small Cap, was $5.50 per share. There are approximately 149 holders of record of our common stock, as of March 15, 2007. A number of such holders of record are brokers and other institutions holding shares of common stock in "street name" for more than one beneficial owner. The Company's transfer agent and registrar is the American Stock Transfer and Trust Company. We have not paid and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Under the terms of the loan agreement between the Company and Western National Bank, the Company is required to obtain consent in writing from Western National Bank before the Company shall declare or pay any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table is provided in compliance with Item 201(d) of Regulation
S-B:

       ----------------------------------------------------------------------------------------------------
       Plan category             Number of       Weighted-average       Number of securities remaining
                               securities to    exercise price of     available for future issuance under
                                 be issued         outstanding       equity compensation plans (excluding
                                    upon        options, warrants     securities reflected in column (a))
                                exercise of         and rights
                                outstanding
                                  options,
                                warrants and
                                   rights
       ----------------------------------------------------------------------------------------------------
                                    (a)                 (b)                          (c)
       ----------------------------------------------------------------------------------------------------
        Equity compensation
         plans approved by        291,491             $12.29                        455,555
          security holders
       ----------------------------------------------------------------------------------------------------
        Equity compensation
         plans not approved         None               None                          None
          security holders
       ----------------------------------------------------------------------------------------------------
               Total              291,491             $12.29                        455,555
       ----------------------------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and related footnotes presented in Item 7.

Overview

AMEN Properties, Inc., (the "Company") is a real estate and energy company engaged in owning and managing real estate, oil and gas royalties, and energy related business properties. The Company is a holding company and conducts its operations through AMEN Delaware, LP ("Delaware"); AMEN Minerals, LP ("Minerals"), W Power and Light, LP ("W Power") and Priority Power Management, Ltd ("Priority Power") each being a wholly owned subsidiary of the Company. As of December 31, 2006, the Company, through Delaware's investment in a real estate joint venture, has a commercial real estate portfolio consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. The Company's present oil and gas royalty holdings are through Minerals, which owns two oil and gas royalty properties, one in Nowata County, Oklahoma and the other in Hemphill County, Texas. The Company is engaged in the retail electricity market as a retail electric provider serving both retail and wholesale customers within the state of Texas through W Power. Effective April 1, 2006, AMEN Properties acquired 100% of Priority Power Management, Ltd. a Texas limited partnership, and Priority Power Management, Dallas, Ltd. a Texas limited partnership, (collectively referred to as "Priority Power"). Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power.

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

Allowance for Doubtful Accounts

 Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from its tenants; billed and unbilled customer retail electricity usage flowed for a given period and billed and unbilled customer management fees based on electricity usage flowed for a given period. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants and customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income. The Company estimated the allowance for doubtful accounts related to W Power's billed account receivables to be approximately 0.2% percent of W Power's retail electricity billed revenue for the period ended December 31, 2006. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts. Priority Power's trade accounts receivable arise from aggregation fees and other management services. An allowance for uncollectible accounts receivable is provided for amounts not expected to be collectible. At December 31, 2006, no allowance was provided for Priority Power's accounts receivable due to the limited captured historical data related to the estimated aggregation fees and other services delivered but not billed by the end of the period. As of December 31, 2006 the Company considers Priority Power's accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

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


Results of Operations Full Year 2006 Compared to Full Year 2005

Market share for W Power in 2006 was lower than Management's initial expectations during its founding in 2004. Consistent with Management's previous discussion of undertaking a deliberate and controlled growth strategy after the extreme price volatility in energy markets during 2005, W Power did not grow its market share appreciably during 2006. W Power focused on growth in segments which provided an opportunity for relatively larger gross profit margins or reduced exposure to wholesale price volatility. Additionally, W Power did not compete aggressively on price when it appeared other REPs were selling at or below prevailing market prices. W Power was successful in its efforts to improve its profitability throughout 2006, which was also its first full year of operations coming out of a startup mode during 2005. In addition, W Power was successful in providing wholesale energy procurement services which reduced market price volatility risk, but also increased counterparty credit concentration risk. Management is pleased with the controlled growth strategy of W Power and its ability to achieve profitability for the entire fiscal year of 2006. We are still concerned with reduced generating capacity reserve margins in Texas and believe a continued environment of extreme price volatility during the coming years is likely. Management believes W Power will continue to pursue its controlled and deliberate growth strategy in an effort not to exceed its credit capacity and market risk tolerance.

W Power continues to be challenged by higher and volatile commodity energy prices which increase the amount of capital requirements to hedge forward its electricity purchases using the Company's available cash and credit facilities. Additionally, contracting with customers for longer terms at current prices increases the risk associated with bad debt, particularly if prices were to decline sharply.

We continue to believe the largest risks facing W Power are managing its growth wisely and maintaining sufficient credit availability to support that growth. Even with continued deliberate limiting of its growth, the Company's business model leads management to expect earnings from operations, before income tax, depreciation and amortization, to be positive for 2007, just as with 2006.

The Company's newly acquired subsidiary, Priority Power, generated approximately $933,000 of net income for the nine months ended December 31, 2006. Management believes that Priority Power is well positioned for growth through expansion and acquisitions, which may occur during 2007and beyond. In addition, Management expects earnings from operations before income tax, depreciation and amortization to be positive for 2007.

Overview
--------

For the year ended December 31, 2006, the Company showed net income of $2,161,158 or $.94 per share as compared to a net loss of $704,562, or $.32 per share for the same period ended December 31, 2005, for a change of approximately $2,866,000. This change is primarily due to the Company's distribution and simultaneous sale of approximately 74% its undivided interest in the Bank of America Tower and Century Plaza buildings on September 27, 2006. This transaction resulted in a gain of approximately $1,405,000. On May 25, 2006 the Company completed the acquisition of 100% of Priority Power Management, effective April 1, 2006. For the nine months ended December 31, 2006, Priority Power Management generated approximately $933,000 of net income. Additionally, W Power generated approximately $528,000 in net income for the period ending December 31, 2006 as compared to a net loss of approximately $351,000 for the period ending December 31, 2005.

Revenues
--------

The Company's consolidated revenues were $15,056,800 for the period ending December 31, 2006, compared to $10,180,892 for the period ending December 31, 2005. This significant increase was due primarily to the Company completing the acquisition of 100% of Priority Power Management, effective April 1, 2006. Additionally, W Power generated revenue of approximately $10,490,000 and $7,172,000 for the year ended December 31, 2006 and 2005, respectively, for an increase of approximately $3,318,000. This increase is mainly due to W Power having a full year of operations for the year ended December 31, 2006 as compared to W Power beginning operations in the early part of 2005.

The Company's rental revenue from TCTB decreased for the period ending December 31, 2006 over the same period ending December 31, 2005 by approximately $ 590,000. This decrease is mainly due to the Company entering into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd and contemporaneous with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties. The Company continues to have significant involvement in the operations of the real estate. The Company began accounting for its remaining 18.017% ownership in the real estate using the equity method of accounting during the third quarter of 2006. Further discussion of the Company's real estate properties can be found in Item 2.


Operating expenses
------------------

Total operating expenses for the period ending December 31, 2006 and 2005 were $13,689,993 and $10,182,561, respectively. The increase of approximately $3,507,000 in operating expense is mainly related to the Company's acquisition of Priority Power Management effect April 1, 2006 and an increase in W Power's cost of goods and services. W Power's increase in cost of goods and services is mainly related to W Power having a full twelve months of operations for the year ended December 31, 2006 as compared to W Power beginning operations in the early part of the year ended December 31, 2005. As of December 31, 2006, the Company accrued the corporate tithing, as required by the Company's by-laws. The accrued tithing was approximately $240,000 or 10% of the Company's net profits for the year ended December 31, 2006. Management expects to pay the tithing during the second and third quarter of 2007. Additionally, the Company experienced a decrease in the building operating expenses mainly due to the Company entering into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd and contemporaneously with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties. The Company continues to have significant involvement in the operations of the real estate and began accounting for its remaining 18.017% ownership in the real estate using the equity method of accounting during the third quarter of 2006. Further discussion of the Company's real estate properties can be found in Item 2.

W Power's cost of goods and services were approximately $9,421,000 and 6,923,619 for the year ended December 31, 2006 and 2005, respectively or 89.8% and 96.5% of retail electricity sales for the period ended December 31, 2006 and 2005, respectively. W Power's gross profit was approximately $1,069,000 and $248,000 for the period ended December 31, 2006 and 2005, respectively or 10.2% and 3.5% of retail electricity sales for the period ended December 31, 2006 and 2005, respectively. The increase of approximately 6.7% is mainly due to a decrease in the levels of wholesale electricity and natural gas price escalation and volatility during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Rental property operations and depreciation expense experienced a decrease of approximately $290,000 and $61,000, respectively, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease in the property operations and depreciation is attributable to the Company entering into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd and contemporaneous with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties. The Company continues to have significant involvement in the operations of the real estate. The Company began accounting for its remaining 18.017% ownership in the real estate using the equity method of accounting during the third quarter of 2006. Further discussion of the Company's real estate properties can be found in Item 2.

For the year ended December 31, 2006 general and administrative costs increased approximately $1,120,000 as compared to the year ended December 31, 2005. This increase is primarily associated with Company's acquisition of Priority Power Management, Ltd. effective April 1, 2006. General and administrative expense associated with Priority Power Management, Ltd. amounted to approximately $991,000. Additionally, W Power and the Company's corporate office experienced a combined increase of approximately $128,000 in general and administrative expense mainly related to payroll expense.

Other (expense) income
----------------------

For the year ended December 31, 2006 as compared to the year ended December 31, 2005 the Company incurred an increase of approximately $1,466,000 in other income (expense). The increase is mainly related to the Company entering into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd and contemporaneously with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties. The sale of approximately 75% of the Company's undivided interest in the properties resulted in a gain of approximately $1,405,000. The Company continues to have significant involvement in the operations of the real estate and began accounting for its remaining 18.017% ownership in the real estate using the equity method of accounting during the third quarter of 2006. Further discussion of the Company's real estate properties can be found in Item 2. Additionally, interest income was $227,996 and $71,017 for or the year ended December 31, 2006 and 2005, respectively. The increase of approximately $157,000 is related to the interest the Company received on the restricted deposits with JPMorgan Chase Bank, N.A. totaling approximately $2,197,000 collateralizing outstanding Letters of Credit (See Note E to the financial statements for further explanation).

Minority interest
-----------------

Minority interest expense for the years ended December 31, 2006 and 2005 was $60,248 and $91,341, respectively, and reflects the minority interest owners of TCTB. The decrease in minority interest is related to Company entering into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd and contemporaneously with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties. The Company continues to have significant involvement in the operations of the real estate and began accounting for its remaining 18.017% ownership in the real estate using the equity method of accounting during the third quarter of 2006. Further discussion of the Company's real estate properties can be found in Item 2.

Liquidity and Capital Resources

Operating activities
--------------------

During the years ended December 31, 2006 and 2005, net cash provided by (used in) operating activities was $744,836 and $(459,984), respectively. The net increase of approximately $1,205,000 provided by operating activities is mainly associated with the Company's acquisition of Priority Power Management effect April 1, 2006. W Power generated net income of approximately $528,000 and Priority Power Management generated net income for the nine months ended December 31, 2006 of approximately $933,000.

Investing activities
--------------------

Net cash provided by (used in) investing activities was $7,788,413 and ($1,971,773) for the years ended December 31, 2006 and 2005, respectively, for a net increase of approximately $9,760,000. Effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd. and contemporaneously with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties. The Company received approximately $6,400,000 in sales proceeds from the Company's sale of 74% of its interest in the distributed properties. The distributed assets constituted substantially all of the assets of TCTB and were subject to a lien to secure a promissory note payable to Wells Fargo Bank Texas, N.A. The partners of TCTB agreed that it was in their best interest to distribute undivided interests in the assets to the partners according to the sharing ratios of the Partnership. The Bank agreed to allow TCTB to distribute the assets to the partners of TCTB in exchange for the payoff of the note. Prior to the distribution the Company had the $2,100,000 certificate of deposit applied against the outstanding note with Wells Fargo Bank, Texas N.A. Additionally, during the year ended December 31, 2006, the Company completed the acquisition of 100% of Priority Power Management, Ltd. This acquisition resulted in the Company receiving a net increase in cash of approximately $283,000 and incurring a non-cash related note payable in the amount of $3,230,051. A non-cash distribution related to the asset distribution of TCTB amounted to $369,250 and was a reduction in minority interests.

Financing activities
--------------------

Net cash (used in) provided by financing activities was ($6,180,469) and $388,285 for the years ended December 31, 2006 and 2005, respectively, for a net change of approximately $6,569,000. During the year ended December 31, 2006, the Company paid approximately $6,506,000 in principal payments on the Company's outstanding notes (see Note M to the financial statements for further explanation). During the year ended December 31, 2006, the Company received approximately $337,000 in net proceeds from the exercise of stock warrants issued on February 3, 2005, to the accredited investors in the private placement under Regulation D for the new Series C Preferred Stock. Additionally, during the year ended December 31, 2006, minority interest distributions were approximately $36,500 and minority interest contributions were approximately $25,000. Minority interest distributions and contributions were related to the minority interest owners in TCTB.

Net operating loss
------------------

Currently, the Company has a net operating tax loss ("NOL") carry forward in excess of $30 million. This NOL is primarily related to the Company's operations prior to the Company presenting the 2002 business plan to shareholders. Management believes the present value of this NOL is in between $2.5 to $5 million and has been diligent in its efforts to ensure its preservation for eventual use. The Company believes that the utilization, without limitation, of the Company's NOL will be determined by the ability of management to limit the issue of new equity due to IRC Section 382 restrictions. However, if an opportunity presents itself that would be more valuable to the shareholders than the approximate $2.5 to $5 million present value we have assigned the NOL we will strongly consider pursuing the deal and would consider issuing equity to do so.

Working capital
---------------

At December 31, 2006, the Company had working capital and investments of $4,139,147 comprised of cash of $4,457,208, accounts receivable of $1,373,356 other current assets of $25,626 less current liabilities of $1,717,043. On February 28, 2005, the Company entered into a loan agreement with Western National Bank, Midland, Texas. The loan agreement is a Revolving Line of Credit in an amount of $5,000,000. Under the loan agreement the Bank may, but is not obligated to, advance more than $2,500,000 subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The loan agreement is secured by a security agreement covering all of the accounts receivable of W Power. In addition, the loan agreement is guaranteed by purchasers of the Company's Series C Preferred Stock on March 1, 2005 whose guarantees are partially secured by letters of credit. As of March 23, 2006 the Company has not utilized the loan agreement with Western National Bank and believes that its utilization plus cash flow from operations will be sufficient to meet the Company's anticipated needs over the next twelve months. See the discussion below in 2007 Outlook for further detail of expected cash flow. There can be no assurance that current working capital arrangements will be sufficient to meet the Company's needs or that additional financing will be available to the Company or that such financing will be available with acceptable terms.

2007 OUTLOOK

The following information is presented based upon the Company's knowledge of our current operations and pro forma projections for W Power, Priority Power and the Company's real estate operations.

Anticipated operations for W Power - The Company's projections for W Power in 2007 anticipate capital requirements of approximately $4,000,000 to finance electricity procurement, business development activities, and capital requirements. The Company's business model leads management to expect earnings from operations, before income tax, depreciation and amortization, to be positive for 2007. The Company believes that it has positioned itself to meet the expected capital requirements of W Power with (1) existing available cash, and (2) the ability to secure borrowings under a working capital-type loan agreement as put in place in 2005/2006 with Western National Bank, Midland, Texas. Under that loan agreement, the Bank may, but is not obligated, to advance more than $2,500,000. Borrowings under the loan agreement are subject to a borrowing base equal to the lesser amount of $5,000,000 or seventy-five (75%) of the eligible customer receivables of the Company and its subsidiary W Power. While the Company believes it will allow the current agreement to expire during 2007 without renewal, we also believe we can successfully replace or renew that agreement at such time as deemed necessary to fund the projected capital requirements for W Power. The Company believes its sources of funding will be adequate to meet W Power's 2007 needs so long as commodity prices remain at or below their current price levels, W Power exercises a controlled growth strategy, and the existing retail and wholesale customer bases remain largely unchanged. However, if new circumstances or unforeseen events occur the Company may not be able to meet its capital requirements from its current sources, or may be unable to secure a new working capital loan.

W Power anticipates gross billings during 2007 for both retail and wholesale electricity of approximately $12,000,000. Cash expenditures for general and administrative costs related to W Power operations are estimated to be $800,000. Regulated tariff charges for delivery of the retail electricity are estimated to be $1,000,000 and commodity and ancillary costs associated with procuring wholesale energy are expected to be about $10,000,000. If electricity prices steeply decline W Power could accelerate its growth, while a steady increase in prices could contribute to W Power deliberately constraining its growth further and perhaps even losing some or all its profitability.

Priority Power - Priority Power anticipates gross billings during 2007 of approximately $2,500,000 from its aggregation and energy management services. General and administrative expense for its associated operations are expected to be $1,300,000.

Current real estate operations - Based primarily upon historical performance of the real estate operations in Midland Texas, the Company anticipates operating results from the Company's real estate operations in 2007 to produce approximately $175,000 in positive cash flow from operations, net to AMEN's 18.017% ownership. As discussed above, the Company continues to have significant involvement in the operations of the real estate and began accounting for its remaining 18.017% ownership in the real estate using the equity method of accounting during the third quarter of 2006.

Regarding anticipated cash outflows in 2007 for the corporate expenses, we are estimating total cost to maintain our public company status to be approximately $250,000 annually, which includes NASDAQ fees, audit fees, legal expenses, public filing fees, directors and officers insurance and costs related to the annual shareholders meeting. Because the majority of our officers have agreed not to take a salary, our corporate general and administrative cash outlays are expected to be $225,000. This amount is mainly cash outlays for salary and benefits for our Chief Financial Officer.

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

Risk Factors

Lack of Operating History

In recent years, the Company has substantially changed its business plan. As a result, the Company's operating history under its current business plan is limited. In addition, one of the Company's subsidiaries is a recent start-up electricity retail business with approximately two years of operating history. Such limited operating history of the Company and its subsidiaries may not provide sufficient information for Purchasers to base an evaluation of likely performance.

Dependence On Key Personnel

The Company depends to a large extent on the services of its executive officers and the officers and managers of its subsidiaries. Particularly, the Company's subsidiaries of W Power and Priority Power are both heavily dependent upon the knowledge and expertise of the respective President and senior managers. The loss of the services of any of those persons could have a material adverse effect on the Company and its subsidiaries.

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

The Company's Asset Investments Are Illiquid

Real estate property investments and oil and gas royalties generally cannot be disposed of quickly. The Company's recent start-up electricity retail business and newly acquired energy management subsidiary, Priority Power are illiquid. Therefore, we may not be able to vary our mix of assets or achieve potentially required liquidity in response to economic or other conditions promptly or on favorable terms.

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

Availability of Capital Resources

Currently, the Company's capital resources are expected to be limited to the borrowings under its credit facility with Western National Bank and the net income from operations of the Company and its Subsidiaries. In the event our current capital resources are insufficient to fund our operations and capital expenditures, the Company may be forced to seek other sources of financing, including without limitation, incurrence of debt and issuances of additional equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company or on any terms. If additional financing is not available, it will have a material adverse effect on our operations.

Reliance Upon New and Recently Acquired Businesses

The Company's recently (2004) formed Subsidiary, W Power and Light, LP, operates in the electricity retail business and the Company's new acquired Subsidiary, Priority Power Management, Ltd, operates in the electricity load aggregation, natural gas and electricity procurement, energy risk management, and energy consulting markets. In addition to the general risks discussed above, this new business is subject to additional risks including those discussed below.

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

Energy Aggregation, Supply Procurement, and Consulting Services are Highly Competitive and Relationship Driven

There are many registered and non-registered electricity aggregators in Texas. Priority Power relies primarily on its relationships with various key decision makers within client organizations to assure contract renewals. If new decision makers with relationships external to Priority Power become responsible for consultant selection, Priority Power could lose significant amounts of business. Additionally, competitors with lower fees may lure away clients through lower fee structures, expanded service offerings, or superior supply management capabilities.

Concentration of Oil and Gas Customers

Priority Power has a significant concentration of customers within the oil and natural gas industry. If that industry experiences a significant reduction in the domestic price of energy, clients could choose not to renew aggregation and consulting services contracts in a cost-cutting effort.

Contract and Transaction Execution Risk

Priority Power manages large volumes of energy on behalf of its clients. Through miscommunication, incorrect data, and human error, there can be hundreds of thousands of dollars of incremental energy expense incurred by clients. While contractual arrangements may limit the actual monetary liability of Priority Power for such events, the monetary damages can still be significant.

Reduction of Retail Electric Providers

Priority Power depends largely on its ability to solicit and secure alternative pricing proposals from REPs on behalf of its clients. If REPs choose not to participate in price solicitation, or the number of REPs diminishes such that there are only a few well-known REPs in the market, clients may be less willing to outsource their energy procurement needs.

Increased Retail Price Transparency

As the marketplace becomes more transparent to all end-use customers, there may be less interest from clients in paying aggregators, brokers, and supply management consultants to solicit pricing on their behalf.

THE FOREGOING SUMMARY OF CERTAIN CONSIDERATIONS AND RISKS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS RELATED TO AN INVESTMENT IN THE COMPANY. PROSPECTIVE INVESTORS SHOULD READ SEC FILINGS AND OTHER INFORMATION PROVIDED BY THE COMPANY BEFORE DETERMINING TO INVEST IN THE COMPANY.


ITEM 7. FINANCIAL STATEMENTS

The Financial Statements prepared in accordance with Item 310(a) of Regulation S-B are included in this report commencing on page 37.

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


ITEM 8B. OTHER INFORMATION

None


                                    PART III

Information Incorporated by Reference

The information required by Item 9 - Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.; Item 10 - Executive Compensation; Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters (other than information concerning securities authorized for issuance under equity compensation plans); Item 12 - Certain Relationships and Related Transactions; and Director Independence; and Item 14 - Principal Accountant Fees and Services, is incorporated by reference from our definitive proxy statement, which will be filed with the SEC no later than April 30, 2007. For information concerning securities authorized for issuance under equity compensation plans, see "Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans" in Part II of this Form 10-KSB

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

4.1@           Form of Warrant Certificate dated March 1, 2005

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

10.47 Agreement to Distribute Assets among TCTB Partners, Ltd and its partners dated as of September 27, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.48 Purchase Agreement between TCTB Partners, Ltd as nominee for certain partners of TCTB Partners, Ltd and Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd. dated as of September 29, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.48 Management Agreement between the Company and TCTB Management Group, LLC. dated as of September 29, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

11             Statement of computation of earnings per share

23.1 Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1           Certification of Chief Executive Officer.

31.2           Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss.1350.

32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss.1350.

99.1           Press release regarding December 31, 2006 Annual Report on
               Form 10-KSB

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

                          AMEN Properties, Inc.


March 30, 2007            By: /s/ Jon M. Morgan
                          ---------------------------------------
                          Jon M. Morgan,
                          Chief Executive Officer


March 30, 2007            By: /s/ John M. James
                          ----------------------------------------
                          John M. James,
                          Interim Chief Financial Officer
                          and Interim Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2007            By: /s/ Kevin Yung
                          ---------------------------------------
                          Chief Operating Officer


March 30, 2007            By: /s/ Eric L. Oliver
                          ---------------------------------------
                          Director and Chairman of the Board of Directors


March 30, 2007            By: /s/ Bruce Edgington
                          ---------------------------------------
                          Director

                                TABLE OF CONTENTS

                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    37

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                           38

     CONSOLIDATED STATEMENTS OF OPERATIONS                                 39

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       40

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                 41

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            43

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders
AMEN Properties, Inc. and Subsidiaries
Midland, Texas

We have audited the accompanying consolidated balance sheets of AMEN Properties, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMEN Properties, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                  JOHNSON MILLER & CO., CPA's PC


Midland, Texas
March 29, 2007

                     AMEN Properties, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                                     ASSETS
                                                                                      2006              2005
                                                                                  -------------    -------------
CURRENT ASSETS
   Cash and cash equivalents (note A3)                                         $      4,457,208        2,104,428
   Accounts receivable (notes A6 and A17), net of allowance of $ 38,470 and $40,933 in 2006 and 2005, respectively
       Trade receivables, net                                                         1,373,356        1,263,398
       Related parties                                                                        -           37,147
                                                                                  -------------    -------------
         Total accounts receivable, net                                               1,373,356        1,300,545

   Current portion of note receivable                                                         -           50,000
   Other current assets                                                                  25,626          198,239
                                                                                  -------------    -------------

       Total current assets                                                           5,856,190        3,653,212

RESTRICTED CASH EQUIVALENTS (notes C and E)                                           2,197,000        3,655,264

PROPERTY, PLANT AND EQUIPMENT (notes A7, A8, C and F)                                   146,041        8,103,659

INVESTMENT IN REAL ESTATE JOINT VENTURE (notes, A9, C and G)                          1,730,185                -

ROYALTY INTERESTS (notes A7 and H)                                                      129,778         136,618

LONG-TERM INVESTMENTS (notes A4 and I)                                                   62,350           62,350

OTHER ASSETS
   Goodwill (note B)                                                                  2,916,085                -
   Deferred costs                                                                             -           30,692
   Deposits and other assets                                                             61,057           10,531
                                                                                  -------------    -------------

       Total other assets                                                             2,977,142           41,223
                                                                                  -------------    -------------

                TOTAL ASSETS                                                   $     13,098,686       15,652,326
                                                                                  =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                            $        595,289        1,149,127
   Accrued liabilities (note J)                                                         603,951          421,641
   Deferred revenue (note A13)                                                           30,785           50,649
   Accrued interest payable                                                              61,024           76,112
   Current portion of long-term obligations (note M)                                    132,307          259,009
   Current portion of related-party obligations (note M)                                293,687                -
                                                                                  -------------    -------------

       Total current liabilities                                                      1,717,043        1,956,538

LONG-TERM OBLIGATIONS, less current portion (note C, M and N)
   Financial institutions and other creditors                                           845,921        6,336,172
   Related parties obligations, less current portion                                  1,877,734          879,738
                                                                                  -------------    -------------
                                                                                      2,723,655        7,215,910

MINORITY INTEREST (notes A15)                                                            23,453          343,996

COMMITMENTS AND CONTINGENCIES (notes A20, K and O)                                            -                -

STOCKHOLDERS' EQUITY (notes P and Q)
   Convertible preferred stock, $.001 par value, 5,000,000 shares authorized;
     80,000 Series "A" shares issued and outstanding, convertible into
     a total of 616,447 shares of common stock at the option of the holders (note A16)       80           80
     80,000 Series "B" shares issued and outstanding, convertible into
     a total of 233,317 shares of common stock at the option of the holders (note A16)       80           80
     125,000 Series "C" shares issued and outstanding, convertible into
     a total of 500,000 shares of common stock at the option of the holder (note A16)       125           125
   Common stock, $.01 par value, 20,000,000 shares authorized; 2,290,589 and
     2,206,215 shares issued and outstanding at December 31, 2006 and 2005               22,906           22,063
     Additional paid-in capital                                                      44,970,100       44,633,448
   Accumulated deficit                                                              (36,358,756)     (38,519,914)
   Accumulated other comprehensive income                                                     -                -
                                                                                  -------------    -------------
       Total stockholders' equity                                                     8,634,535        6,135,882
                                                                                  -------------    -------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     13,098,686       15,652,326
                                                                                  =============    =============

                     AMEN Properties, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years Ended December 31,

                                                                             2006              2005
                                                                         -------------    -------------
Operating revenue
   Rental revenue                                                     $      2,418,702        3,008,669
   Energy management fees                                                    2,148,051                -
   Retail electricity revenue                                               10,490,047        7,172,223
                                                                         -------------    -------------
     Total operating revenue                                                15,056,800       10,180,892
                                                                         -------------    -------------
Operating expense
   Cost of goods and services                                                9,421,434        6,923,619
   Rental property operations                                                1,652,483        1,941,620
   General and administrative                                                2,049,156          929,653
   Depreciation, amortization and depletion                                    326,791          387,669
   Corporate tithing                                                           240,129                -
                                                                         -------------    -------------

     Total operating expenses                                               13,689,993       10,182,561
                                                                         -------------    -------------

Income (loss) from operations                                                1,366,807           (1,669)
                                                                         -------------    -------------
Other income (expense)
   Interest income                                                             227,996           71,017
   Interest expense                                                           (755,228)        (552,567)
   Gain on sale of interest in real estate (note C)                          1,405,495                -
   Impairment of note receivable                                                     -         (186,555)
   Income from real estate joint venture                                        42,947                -
   Other income                                                                (66,611)          56,553
                                                                         -------------    -------------
     Total other income (expense)                                              854,599         (611,552)
                                                                         -------------    -------------


Income (loss) before income taxes and minority interest                      2,221,406         (613,221)

Income taxes (notes A12 and K)                                                       -                -
Minority interest                                                              (60,248)         (91,341)
                                                                         -------------    -------------

         NET INCOME (LOSS)                                            $      2,161,158         (704,562)
                                                                         =============    =============


Net income (loss) per common share (basic)                            $            .94             (.32)
                                                                         =============    =============

Net income (loss) per common share (diluted)                          $            .56             (.32)
                                                                         =============    =============

Weighted average number of common shares outstanding - basic                 2,290,589        2,203,073
Weighted average number of common shares outstanding - diluted               3,830,078        2,203,073

                     AMEN Properties, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2006 and 2005
                                                                                                          Accumulated
                                                                                                             Other
                             Preferred Stock        Common Stock      Additional   Common                Comprehensive
                           ------------------- ----------------------   Paid-in     Stock   Accumulated     Income       Total
                             Shares    Amount    Shares     Amount      Capital   Warrants    Deficit       (Loss)       Equity
                           ---------- -------- ---------- ----------- ----------- --------- ------------ ------------- ----------
Balance, December 31, 2004   160,000  $   160  2,201,356   $  22,014  42,481,507   127,660  (37,815,352)            -  4,815,989

Preferred C stock issuance   125,000      125          -           -   1,999,875         -            -             -  2,000,000

Common stock issued
 pursuant to stock options
 exercised                         -        -      4,859          49      24,406         -            -             -     24,455

Expiration of stock
 warrants                          -        -          -           -     127,660  (127,660)           -             -          -

Other comprehensive income         -        -          -           -           -         -            -             -          -

Net (loss)                         -        -          -           -           -         -     (704,562)            -   (704,562)
                           ---------- -------- ---------- ----------- ----------- --------- ------------ ------------- ----------

     Total comprehensive
      income                       -        -          -           -           -         -     (704,562)            -   (704,562)
                           ---------- -------- ---------- ----------- ----------- --------- ------------ ------------- ----------

Balance, December 31, 2005   285,000      285  2,206,215      22,063  44,633,448         -  (38,519,914)            -  6,135,882

Common stock issued
 pursuant to common stock
 warrants exercised                -        -     84,374         843     336,652         -            -             -    337,495

Other comprehensive income         -        -          -           -           -         -            -             -          -

Net income                         -        -          -           -           -         -    2,161,158             -  2,161,158
                           ---------- -------- ---------- ----------- ----------- --------- ------------ ------------- ----------

     Total comprehensive
      income                       -        -          -           -           -         -    2,161,158             -  2,161,158
                           ---------- -------- ---------- ----------- ----------- --------- ------------ ------------- ----------

Balance, December 31, 2006   285,000  $   285  2,290,589   $  22,906  44,970,100         -  (36,358,756)            -  8,634,535
                           ==========  ======= ==========   ========= =========== ========= ============ ============= ==========

                     AMEN Properties, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,
                                                                                      2006              2005
                                                                                  -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
   Net income (loss)                                                           $      2,161,158         (704,562)
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation, amortization and depletion                                         326,791          387,669
       Impairment of note receivable                                                          -          186,555
       Gain on sale of investments                                                   (1,405,495)               -
       Minority interest                                                                 60,248           91,341
   Changes in operating assets and liabilities:
     Accounts receivable                                                                357,574       (1,177,677)
     Decrease in allowance for doubtful accounts                                         (2,463)         (50,133)
     Other assets                                                                       154,363         (120,840)
     Real estate investment                                                             (42,947)               -
     Deferred costs                                                                      30,692           21,665
     Accounts payable                                                                  (614,035)       1,034,023
     Accrued and other liabilities                                                     (187,495)        (108,547)
     Deferred revenue                                                                   (93,555)         (19,478)
                                                                                  -------------    -------------

   Net cash provided by (used in) by operating activities                               744,836         (459,984)
                                                                                  -------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment                                                 (402,704)        (490,978)
   Restricted cash equivalents                                                         (641,736)          61,469
   Proceeds from sale of interest in real estate (note C)                             6,399,701                -
   Sales and maturity of investments                                                  2,100,000                -
   Purchase of investments                                                                    -       (1,555,264)
   Net cash acquired in acquisition of limited
     partnership interest (note B)                                                      283,152                -
   Repayments of notes receivable                                                        50,000           13,000
                                                                                  -------------    -------------

   Net cash provided by (used in) investing activities                                7,788,413       (1,971,773)
                                                                                  -------------    -------------

Cash flows from financing activities:
   Repayments of notes payable                                                       (6,506,423)      (1,636,170)
   Net proceeds from issuance of common and preferred stock                                   -        2,024,455
   Net proceeds from issuance of common stock
     pursuant to common stock warrants exercised                                        337,495                -
   Minority interest distributions                                                      (36,536)               -
   Minority interest contributions                                                       24,995                -
                                                                                  -------------    -------------

   Net cash (used in) provided by financing activities                               (6,180,469)         388,285
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                  2,352,780       (2,043,472)

Cash and cash equivalents at beginning of year                                        2,104,428        4,147,900
                                                                                  -------------    -------------

Cash and cash equivalents at end of year                                       $      4,457,208        2,104,428
                                                                                  =============    =============

                     AMEN Properties, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            Years ended December 31,

                                                                                      2006              2005
                                                                                  -------------    -------------

Cash paid during the year for:
------------------------------
   Interest                                                                    $        663,511          454,791

Non-cash investing and financing activities:
--------------------------------------------

   Effective April 1, 2006, the Company acquired 100%
     Of Priority Power Management, Ltd. and
     Assumed a note payable to sellers (see note B).                           $      3,230,051                -

   On September 27, 2006, the Company distributed certain
     net assets to minority interest owners (see note C).                      $        369,250                -

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005


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

The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties, retail electricity operations and stabilized cash flowing businesses or assets. As of December 31, 2006, the Company, through Delaware's investment in a real estate joint venture, has a commercial real estate portfolio consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen entered the retail electricity market in the state of Texas. On April 1, 2006, the Company, through it's investment in Priority Power, began aggregating electric consumers and negotiating power prices on their behalf with retail electric providers. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner; the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner; the aggregation of electric consumers is primarily conducted through Priority Power of which Amen is the sole general partner.

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

                           December 31, 2006 and 2005

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

5.       Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $3,625,000 as of December 31, 2006. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006.

6.       Accounts Receivable

Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for doubtful accounts.

W Power's unbilled revenue is accrued based on the estimated amount of unbilled power delivered to customers using the average customer billing rates. Unbilled revenue also includes accruals for estimated Transmission and Distribution Service Provider ("TDSP") charges and monthly service charges applicable to the estimated usage for the period.

The Company estimated the allowance for doubtful accounts related to W Power's billed accounts receivable to be approximately .2% percent of W Power's retail electricity billed revenue. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.

Priority Power trade accounts receivable arise from aggregation fees and other management services. An allowance for doubtful accounts is provided, when considered necessary by management, for estimated amounts not expected to be collectible. No allowance was provided or deemed necessary at December 31, 2006.

At December 31, 2006 and 2005, accounts receivable consisted of the following:

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005


                                                  2006              2005
                                              -------------    -------------

     Tenant receivables                    $              -          160,534
     Billed electricity receivables                 438,592          655,141
     Unbilled electricity receivables               518,045          525,803
     Aggregation fees                               449,544                -
     Other receivables                                5,645                -
     Allowance for doubtful accounts                (38,470)         (40,933)
                                              -------------    -------------
     Accounts receivable, net              $      1,373,356        1,300,545
                                              =============    =============


7.       Depreciation, Amortization and Depletion

Property, plant and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to 36.5 years. Royalty acquisitions are stated at cost. Depletion is determined using the units-of-production method based on the estimated oil and gas reserves.

8.       Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles by monitoring and evaluating changes in circumstances that may indicate that the carrying amount of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

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

9.       Investment in Real Estate Joint Venture

As discussed in Note C to the consolidated financial statements, the Company sold a significant interest in certain real estate and contributed its retained 18.017% undivided ownership interest in the real estate to a joint venture in which the Company has significant continuing involvement.

The Company's investment in real estate joint venture is recorded at its remaining net cost, adjusted for its 18.017% joint venture share of earnings
(loss) using the equity method of accounting, and joint venture cash contributions and distributions.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005


10.      Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with investment lives no longer be amortized. The intangible assets are tested for impairment annually. If there is impairment, the amount will be expensed and the intangible assets will be written down accordingly.

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

12.      Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. For the period ended December 31, 2006, no income tax expense has been incurred due to the utilization of the Company's net operating losses.

13.      Deferred Revenue

Deferred revenue consists of prepaid aggregation fees. Deferred revenue is amortized over the life of the aggregation contract for prepaid aggregation fees.

14.      Corporate Tithing

The Company shall, to the extent permitted by law, expend from the revenues of the Company such sums as are deemed prudent by the Board of Directors to support, encourage, or sustain persons or entities which in the judgement of the Board of Directors are expected to make significant efforts to propagate the Gospel of Jesus Christ in any manner not in conflict with the Statement of Faith. Such expenditures may be made without regard to the tax status or nonprofit status of the recipient. It is expected that the expenditures paid out under the provisions of this policy shall approximate ten percent (10%) of the amount that would otherwise be the net profits of the Company for the accounting period.

15.      Minority Interest

Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at December 31, 2006 and 2005.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005


16.      Contingently Convertible Securities

The Company has outstanding Series A Preferred Stock ("Series A"), Series B Preferred Stock ("Series B") and Series C Preferred Stock ("Series C") whose terms enable the holder, under certain conditions, to convert such securities into 1,349,764 shares of the Company's Common Stock as shown in the following table.

                    Number of                                        Number of
           Series     Shares    Purchase Price   Conversion Rate   Common Shares
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

17.      Revenue Recognition

The Company records electricity sales under the accrual method and these revenues are recognized upon delivery of electricity to the customers' meters. Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by the Electric Reliability Council of Texas ("ERCOT") multiplied by the Company's average billing rate per kilowatt hour ("kwh") in effect at the time ("the flow technique").

The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month. Supply delivered to our customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three phases. Initial daily settlements become available approximately 17 days after the settlement date. Approximately 45 days after the settlement date, a resettlement is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed. A final resettlement is provided approximately 180 days after power is delivered, marking the last routine settlement adjustment to the power deliveries for that day.

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

                           December 31, 2006 and 2005


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

As of December 31, 2006, the Company recorded unbilled revenue of $206,100 for aggregation fees. Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on average daily volumes, estimated customer usage and applicable customer aggregation rates. Unbilled revenues are calculated by multiplying volume estimates by our estimated rates by customer. Estimated amounts are adjusted when actual usage and rates are known and billed.

18.      Advertising Expense

All advertising costs are expensed when incurred. Advertising expenses were approximately $91,125 and $7,000 for the years ended December 31, 2006 and 2005, respectively.

19.      Income (Loss) Per Share

Income (loss) per share is computed based on the weighted average common shares and common stock equivalents outstanding during each period. The Series A, Series B and Series C Convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

20.      Environmental

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

21.      New Accounting Pronouncements

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

                           December 31, 2006 and 2005


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

In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment to FASB Statement No. 87, 88, 106, and 132R. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a no-for-profit organization. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. An Employer without publicly traded equity securities shall initially apply the requirements as of the end of the fiscal year ending after June 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. The provisions of this Statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007; this Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted in paragraph 30 for early adoption.

Management does not believe the new pronouncements will have a material impact on its financial statements.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005


NOTE B - BUSINESS COMBINATIONS

On May 25, 2006, the Company completed the acquisition of 100% of Priority Power Management, effective April 1, 2006, for an aggregate consideration of $3,730,051. Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power. The acquisition resulted in the Company allocating $2,916,085 of the purchase price to goodwill. This allocation is principally the result of the purchase price being based on a business valuation of Priority Power for the period ended December 31, 2005. The acquisition consisted of $500,000 of cash paid and promissory notes totaling $3,230,051 payable to the selling partners of Priority Power. This acquisition has been accounted for under the purchase method of accounting and Priority Power's results of operations for the nine months ended December 31, 2006 have been included in the Company's Consolidated Statement of Operations for the period then ended. The purchase price has been allocated based on the estimated fair values of 100% of the acquired partnership interests at the acquisition date as follows:


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

The following summary compares the Company's operating results for the year ended December 31, 2006 as reported, to a pro forma of those results prepared on the assumption that the purchase had taken place on January 1, 2006.


                                                    As
                                                 Reported         Proforma
                                              -------------     -------------

Revenues                                    $    15,056,800        15,705,804
                                              =============     =============

Net income                                  $     2,161,158         2,451,884
                                              =============     =============


Income per common share (basic)             $           .94              1.07
                                              =============     =============
Income per common share (diluted)           $           .56               .64
                                              =============     =============

Weighted average number of common shares
Outstanding - basis                               2,290,589         2,290,589
                                              =============     =============
Weighted average number of common shares
Outstanding - diluted                             3,830,078         3,830,078
                                              =============     =============

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005

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

Contemporaneous with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties to Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd., unaffiliated third party purchasers for a privately negotiated price of $9.0 million. This resulted in the Company, through its wholly owned subsidiary Amen Delaware, LP, selling approximately 74% of its undivided interest in the distributed assets for approximately $6.4 million (net proceeds of approximately $3,570,500) with a gain on the sale of approximately $1,405,500. The sale of approximately 74% of the Company's original 71.348% interest in the assets resulted in the Company retaining approximately 18.017% in an investment in a real estate joint venture aggregating $1,687,238.

A separate Purchase Agreement was executed between Buyers and TCTB as nominee for the Selling Partners dated September 29, 2006. While beneficial title to the Properties resided with each partner of TCTB, subsequent and pursuant to the Agreement to Distribute Assets, the Selling Partners agreed that TCTB would continue to hold record title to their interests in the Properties and then transfer record title to an undivided 75% interest in the Properties directly to Buyers in order to facilitate the closing of the Purchase Agreement which occurred on September 29, 2006. Pursuant to the Purchase Agreement, TCTB, the Selling Partners and Buyers agreed to indemnify each other against, and hold each other harmless from all liabilities arising out of ownership, operations or maintenance of the Properties for their respective periods of ownership

In connection with the Agreement to Distribute Assets the restricted $2.1 million certificate of deposit that secured the Note was applied to the outstanding balance of the Note resulting in the Note balance of approximately $3.7 million being distributed to the partners of TCTB Partners, Ltd., approximately $2.6 million net to the Company. The Note was subsequently paid in full on October 2, 2006 through the application of approximately $3.9 million of the $9.0 million sales proceeds under the Purchase Agreement received on October 2, 2006. The remaining $5.0 million of the sales proceeds (after closing costs) were paid to the Selling Partners in accordance with their respective interests in the Properties (approximately $3.5 million to the Company). On October 3, 2006 the Company used a portion of the net proceeds from the sale to pay the remaining balance (approximately $1.7 million) on certain promissory notes entered into by the Company in connection with its acquisition of partnership interests in TCTB (including approximately $266,000 to Mr. Jon Morgan, President and COO of the Company, and approximately $410,000 to an affiliate of Mr. Eric Oliver, Chairman of the Board and CEO of the Company. The Company plans to use the remaining net proceeds from the sale (i) for potential real estate acquisition or redevelopment opportunities, (ii) to fund potential capital requirements of its electricity business subsidiaries, W Power and Light, LP and Priority Power Management, LP, (iii) for potential purchases of oil and gas mineral and royalty interests, and (iv) for general working capital.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005


NOTE D - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at four financial institutions, which at times may exceed federally insured limits. At December 31, 2006 and 2005 the Company had approximately $3,514,000 and 1,475,000, respectively, of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

W Power and Priority Power's revenues are derived principally from uncollateralized customer electricity billings and TCTB's revenues are derived principally from uncollateralized rents from tenants. The concentration of credit risk in a limited number of industries affects its overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.


NOTE E - RESTRICTED CASH EQUIVALENTS

For the period ending December 31, 2005 the Company held a $2,100,000 certificate of deposit with a financial institution with an annual yield of 4.00% and a maturity date of December 28, 2006. The certificate of deposit collateralized the term note with a financial institution (see note M) and was restricted. The certificate of deposit is recorded at cost, which approximates market value. The certificate is non-negotiable and non-transferable, and may incur substantial penalties for withdrawal prior to maturity. Effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB in exchange for the payoff of the TCTB Note. In connection with the Agreement to Distribute Assets the restricted $2.1 million certificate of deposit that secured the TCTB Note was applied to the outstanding balance of the Note as of September 27, 2006. The Company incurred approximately $20,500 in penalties for withdrawal prior to maturity.

On October 18, 2005, the Company entered into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("JPMC"). Under the agreement JPMC may, but is not obligated to, issue one or more standby or commercial letters of credit on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance. In order to support the Letters of Credit, the Company, JPMC and JP Morgan Securities Inc. maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMC. At December 31, 2006 and 2005, the Company had deposits with JPMC totaling $2,197,000 and $1,555,264, respectively, collateralizing outstanding Letters of Credit.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005


NOTE F - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following at December 31, 2006 and 2005:

                                                   2006              2005
                                               -------------    -------------

     Buildings                              $              -        8,467,365
     Furniture, fixtures and equipment               238,367          141,998
     Tenant improvements                                   -          583,099
     Land                                                  -          158,998
                                               -------------    -------------
                                                           -        9,351,460
     Less:  accumulated depreciation                 (92,326)      (1,247,801)
                                               -------------    -------------

                                            $        146,041        8,103,659
                                               =============    =============

     Depreciation expense for 2006 and 2005 was $319,951 and $373,917, respectively. Included in the $319,951 of the 2006 depreciation expense is 224,068 of depreciation related to the buildings sold on September 29, 2006 (see note C).

NOTE G - INVESTMENT IN REAL ESTATE JOINT VENTURE

Effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd. Contemporaneous with the distribution of the assets, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the assets. The sale of the Company's undivided interest in the assets resulted in the Company retaining approximate 18.017% undivided interest in the assets (see note C).

At December 31, 2006, investment in real estate joint venture consisted of the following:


      Real estate investment                          $     1,687,238
      Joint venture earnings                                   42,947
                                                         ------------
                                                      $     1,730,185


NOTE H - ROYALTY INTERESTS

The Company, through its wholly-owned subsidiary Amen Minerals, LP, currently owns two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the year ended December 31, 2006 and 2005.

Depletion expense for the year ended December 31, 2006 and 2005 was $6,840 and $13,752, respectively, and accumulated depletion was $33,076 and $26,236, respectively.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005



NOTE I - LONG-TERM INVESTMENTS

         Securities available-for-sale in the accompanying balance sheet at December 31, 2006 and 2005 totaled $62,350. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type are as follows:

                                                                       Gross
                                               Market      Cost     Unrealized
                                                Value      Basis      Losses
                                               ---------   ------   -----------
         As of December 31, 2006 and 2005:
                  Other securities           $    62,350   62,350          -
                                               =========   ======   ===========


NOTE J - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at December 31:

                                                     2006              2005
                                                 -------------    -------------

              Accrued TDSP charges            $        127,495          123,655
              Accrued sales tax                         89,143                -
              Accrued corporate tithing                240,129                -
              Accrued officer bonuses                  100,885                -
              Accrued property taxes                         -          185,988
              Other liabilities                         46,299          111,998
                                                 -------------    -------------

                                              $        603,951          421,641
                                                 =============    =============


NOTE K - INCOME TAXES

         There was no income tax expense or benefit to report for the years ended December 31, 2006 and 2005. A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows for the years ended December 31:

                                                                               2006              2005
                                                                           -------------    -------------

                  Expected expense (benefit) computed at
                  the expected statutory rate                           $        762,000         (229,000)
                  Less valuation allowance                                             -          229,000
                  Utilization of net operating loss                             (762,000)               -
                                                                           -------------    -------------

                  Income taxes                                          $              -                -
                                                                           =============    =============

                                       54

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005


         Noncurrent deferred tax assets and liabilities at
         December 31, 2006 and 2005 were as follows:
                                                                               2006              2005
                                                                           -------------    -------------
                  Deferred tax assets
                      Net operating loss carry-forward                  $     10,042,124       10,518,400
                      Investment basis                                           184,925                -
                      Start-up costs                                              29,329           39,994
                      Other                                                      130,865                -
                                                                           -------------    -------------

                           Gross deferred tax assets                          10,387,243       10,558,394
                                                                           -------------    -------------

                  Deferred tax liabilities
                           Property, plant and equipment                        (374,619)        (123,281)
                           Other                                                       -          (13,917)
                                                                           -------------    -------------

                           Gross deferred tax liabilities                       (374,619)        (137,198)
                                                                           -------------    -------------

                  Valuation allowance                                        (10,012,624)     (10,421,196)
                                                                           -------------     ------------

                           Net noncurrent deferred tax assets           $              -                -
                                                                           =============    =============

As of December 31, 2006, the Company has net operating loss carry-forwards totaling approximately $29,535,658 for federal and state income tax purposes expiring in 2012 through 2026.


NOTE L - OPERATING SEGMENTS

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

The Company entered the retail electricity market in the state of Texas in July 2004. The retail electricity operations are primarily conducted through W Power of which the Company is the sole general partner. The REP segment sells electricity and provides the related billing, customer service, collection and remittance services to both residential and commercial customers.

On April 1, 2006, the Company, through it's investment in Priority Power, began aggregating electric consumers and negotiating power prices on their behalf with retail electric providers. The aggregation of electric consumers is primarily conducted through Priority Power of which Amen is the sole general partner.

Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for year ended December 31, 2006 and 2005, respectively.


                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005

December 31, 2006:
                                                                   Energy                         Inter-Company
                                               Real Estate       Management        Other and       Transaction     Consolidated
                                 REP            Operations        Services         Corporate      Eliminations        Total
                           ----------------   ---------------  ---------------   ---------------  --------------  ---------------
 Revenues from external
          customers        $    10,490,047    $    2,418,702   $    2,148,051    $            -   $           -   $   15,056,800
                           ================   ===============  ===============   ===============  ==============  ===============
   Revenues from other
     operating segments    $       802,856    $       31,196   $       35,066    $            -   $    (869,118)  $            -
                           ================   ===============  ===============   ===============  ==============  ===============
      Depreciation,
      amortization and
          depletion        $        14,936    $      281,830   $        1,765    $       28,260   $           -   $      326,791
                           ================   ===============  ===============   ===============  ==============  ===============
    Interest expense       $        15,037    $      553,827   $            -    $      186,364   $           -   $      755,228
                           ================   ===============  ===============   ===============  ==============  ===============
Segment net income (loss)  $       527,890    $      210,277   $      933,186    $      698,497   $    (208,692)  $    2,161,158
                           ================   ===============  ===============   ===============  ==============  ===============
     Segment assets        $     3,950,610    $       81,174   $    1,310,965    $    8,115,366   $    (359,429)  $   13,098,686
                           ================   ===============  ===============   ===============  ==============  ===============
        Goodwill           $             -    $            -   $    2,916,085    $            -   $           -   $    2,916,085
                           ================   ===============  ===============   ===============  ==============  ===============
Expenditures for segment
           assets          $        10,306    $      381,495   $       14,496    $        2,255   $           -   $      408,552
                           ================   ===============  ===============   ===============  ==============  ===============

December 31, 2005:
                                                                   Energy                         Inter-Company
                                               Real Estate       Management        Other and       Transaction     Consolidated
                                 REP            Operations        Services         Corporate      Eliminations        Total
                           ----------------   ---------------  ---------------   ---------------  --------------  ---------------
 Revenues from external
          customers        $     7,172,223    $    3,008,669   $            -    $          -     $           -   $   10,180,892
                           ================   ===============  ===============   ==============   ==============  ===============
   Revenues from other
     operating segments    $       820,710    $       23,275   $            -    $          -     $    (843,985)  $            -
                           ================   ===============  ===============   ===============  ==============  ===============
      Depreciation,
      amortization and
          depletion        $         9,717    $      362,162   $            -    $     15,790     $           -   $      387,669
                           ================   ===============  ===============   ===============  ==============  ===============
    Interest expense       $        86,601    $      550,982   $            -    $          -     $     (85,016)  $      552,567
                           ================   ===============  ===============   ===============  ==============  ===============
Segment net income (loss)  $     (350,799)    $      318,796   $            -    $   (587,537)    $     (85,022)  $     (704,562)
                           ================   ===============  ===============   ===============  ==============  ===============
     Segment assets        $     3,159,563    $    7,480,267   $            -    $  5,500,160     $    (487,664)  $   15,652,326
                           ================   ===============  ===============   ===============  ==============  ===============
Expenditures for segment
           assets          $        32,662    $      451,510   $            -    $      6,807     $           -   $      490,979
                           ================   ===============  ===============   ===============  ==============  ===============


NOTE M - LONG-TERM OBLIGATIONS

On June 5, 2002, TCTB entered into a loan agreement (the "TCTB Note") with a financial institution for a term note of $6,800,000. The term note bears interest at a fixed rate per annum of 7.23%. TCTB was making monthly payments of principal and interest in the amount of $53,663 for the term note until maturity of the note on May 31, 2009. The loan agreement was secured by substantially all of the assets of TCTB. As discussed in note C, on October 2, 2006, the TCTB Note was paid in full.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005

Delaware entered into nine promissory notes (the "Delaware Notes"), certain of which are with related parties, in an aggregate amount of $2,789,087, to purchase the 64.9% ownership interest in TCTB on October 1, 2002. The notes were payable in annual payments of principal and interest beginning April 1, 2005 with a final maturity of May 31, 2009. Due to the distribution and sale of the assets of TCTB (see note C) in late September 2006, the Company elected to forgo the payment as described above and paid the remaining balance of the principal balance along with the entire accrued interest balance during October 2006.

Delaware entered into a promissory note (the "Hexagon Note") on February 18, 2004, effective January 1, 2004 in the amount of $250,778 to purchase an additional 6.485% ownership interest in TCTB. The note was payable in quarterly installments of principal and interest beginning on March 1, 2004 with a final maturity of January 1, 2010. Due to the distribution and sale of the assets of TCTB (see note C) in late September 2006, the Company elected to pay the remaining balance of the principal balance along with the accrued interest balance during October 2006.

On February 28, 2005 the Company entered into a loan agreement (the "WNB Note") with Western National Bank, Midland, Texas. The Note is a certain Revolving Line of Credit in an amount of $5,000,000. Under the Note, the Bank may, but is not obligated to advance more than $2,500,000. Borrowings under the Note are subject to a borrowing base equal to the lesser amount of: (a) $5,000,000 or (b) seventy-five percent (75%) of the eligible customer receivables of the Company and its subsidiary W Power. The Note bears a variable interest rate equal to the Prime Rate, defined as the prime rate in the money rate table of The Wall Street Journal, a Dow Jones publication, as of each business day (8.25% at December 31, 2006). Interest is computed on the unpaid principal balance of the Note and is due and payable as it accrues monthly, commencing March 31, 2005, and thereafter on the last day of each and every succeeding month until maturity, March 31, 2008, when the entire amount of the Note, principal and accrued, unpaid interest, shall be due and payable. The Note is secured by a security agreement to all of the accounts receivable of W Power. In addition, the Note is guaranteed by certain accredited investors which guarantees are partially secured by letters of credit (see Note P). The loan agreement also contains other customary conditions and events of default, the failure to comply with, or occurrence of, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings along with accrued interest under the loan agreement. The proceeds from the Note are intended to be used to fund potential capital requirements in order to facilitate the growth of the Company's retail electric provider subsidiary, W Power, and for general corporate purposes.

On March 3, 2006 TCTB entered into a loan agreement with a financial institution for a revolving line of credit note (the "Line of Credit") of $300,000. The line of credit bears interest at a variable rate per annum equal to the Prime Rate, currently 8.25% as of September 30, 2006. The proceeds from the Note are intended to be used to fund potential tenant lease improvements provided for in new tenant lease agreements at TCTB. The loan agreement is secured by substantially all of the assets of TCTB. As of December 31, 2006, TCTB has not utilized the line of credit.

NEMA entered into twenty-two promissory notes (the "NEMA Notes") on May 18, 2006, effective April 1, 2006 totaling $3,230,051 to purchase 100% ownership interest in Priority Power Management, Ltd, a Texas limited partnership, and Priority Power Management Dallas, Ltd, a Texas limited partnership (see note B). The notes are due in quarterly installments of $142,985 beginning on September 30, 2006 with a final maturity of December 31, 2013. The term notes bear interest at a fixed rate per annum of 7.75%.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005

         Long-term obligations consisted of the following at December 31, 2006 and 2005:


                                                                      2006             2005
                                                                -------------       -----------
                 NEMA Notes                               $         3,149,649     $          -
                 TCTB Note                                                  -        5,905,034
                 Delaware Notes                                             -        1,394,543
                 Hexagon Note                                               -          175,342
                 WNB note                                                   -                -
                                                                -------------       -----------
                                                                    3,149,649        7,474,919
                  Less related party portion                       (2,171,421)        (879,738)
                  Less current portion                               (132,307)        (259,009)
                                                                -------------       -----------
                                                          $           845,921        6,336,172
                                                               ==============       ===========

         Related party portion of long-term obligations consisted of the following at December 31, 2006 and 2005:

                                                                     2006               2005
                                                                -------------       -----------
                 NEMA Notes                               $         2,171,421                -
                 TCTB Note                                                  -                -
                 Delaware Notes                                             -          879,738
                 Hexagon Note                                               -                -
                                                               --------------      ------------
                                                                    2,171,421          879,738
                  Less current portion                               (293,687)               -
                                                               --------------      ------------
                                                          $         1,877,734          879,738
                                                               ==============      ============


         Annual maturities of long-term obligations at December 31, 2006 are as follows:

                  2007                                                         $       132,307
                  2008                                                                 115,376
                  2009                                                                 124,580
                  2010                                                                 134,520
                  2011                                                                 145,252
                  2012 and thereafter                                                  326,193
                                                                                  ------------

                                                                               $       978,228

         Annual maturities of related party portion of long-term obligations at December 31, 2006 are as follows:

                  2007                                                         $       293,687
                  2008                                                                 256,105
                  2009                                                                 276,538
                  2010                                                                 298,600
                  2011                                                                 322,423
                  2012 and thereafter                                                  724,068
                                                                                  ------------

                                                                               $     2,171,421

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005

NOTE N - RELATED PARTY TRANSACTIONS

         At December 31, 2006 and 2005, related parties leased office space of approximately 32,000 square feet. The rental income received from these related parties that is included in the real estate operations of the Company was approximately $349,978 and $348,600 during the period then ended, respectively.

         The Company closed the sale and issuance of 125,000 shares of Series C Preferred Stock and 250,000 Warrants (see note P) pursuant to a Purchase Agreement, as amended by the Second Amendment on March 1, 2005 between the Company and certain accredited investors, including the Company's President and Chief Operating Officer, Jon M. Morgan, the Company's Chief Executive Officer, Eric Oliver and Bruce Edgington, one of the Company's Directors.

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

         On May 25, 2006, the Company completed its acquisition of all of the outstanding partnership interests in Priority Power pursuant to a Securities Purchase Agreement by and between the Company and its subsidiary, NEMA and the partners of Priority Power dated May 18, 2006. The total purchase price was $3,730,051, comprised of (i) $500,000 in cash, and (ii) promissory notes with the aggregate principal amount of $3,230,051 (see note M) from the Company and NEMA and payable to the sellers. There are several business relationships among Priority Power, its partners, the Company and its subsidiaries, and their respective affiliates. The Company's retail electricity provider subsidiary, W Power, has contractual relationships with Priority Power with respect to providing electricity to less than 0.2% of Priority Power's clients and the Company believes W Power will not provide energy to any Priority Power clients in the future. Additionally certain of the selling partners of Priority Power are customers of W Power none of which are considered significant customers. In addition, certain of the selling partners of Priority Power are also five percent or more stockholders of the Company or affiliates of stockholders of the Company, including an affiliate of Jon M. Morgan, the President and Chief Executive Officer of the Company, and Eric L. Oliver, the Chairman of the Board of Directors of the Company. Jon M.
         Morgan is a fifty percent owner of Anthem Oil and Gas, Inc which was a selling limited partner of Priority Power. Mr. Morgan also owned a one third interest in the selling general partner of Priority Power Management, Ltd. Eric L. Oliver owned a thirty-seven and a half percent interest in a selling limited partner of Priority Power, Oakdale Ventures, Ltd.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005



         The following table reflects the portion of the Company's long-term debt payable to related parties as of December 31, 2006:

                                                            Total
                                                       -----------------

                              Eric Oliver, CEO      $            23,382
                              Jon M. Morgan , COO               553,091
                              5% Shareholders                 1,301,261
                                                       -----------------
                              Total                 $         1,877,734
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

Power Purchase Contracts

         Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements are estimated as follows as of December 31, 2006:

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005



                  2007                                $      1,225,563
                  2008                                         148,960
                                                         -------------

                           Total                      $      1,374,523
                                                         =============


NOTE P - STOCKHOLDERS' EQUITY

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

         On May 18, 2006, the Company issued 84,374 shares of common stock for $337,495 upon the exercise of certain stock warrants (described above) covering 84,374 shares with a strike price of $4.00.


NOTE Q - STOCK OPTION PLAN

         Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997
         Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of December
         31, 2006, all options available under the 1997 Plan have been granted: 62,579 options have been exercised, and 178,110 options are outstanding which are fully vested and range in price from $3.50 to $61.36.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005

         The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company, if management elects, pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of December 31, 2006, 4,859 options have been exercised and 113,381 options are outstanding and are fully vested and range in price from $1.98 to $45.50.

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

         For the year ended December 31, 2006 the Company did not issue any stock options. For the year ended December 31, 2005, the following assumptions were used: dividend yield of 0%; risk-free interest rates based on the Treasury bond yield at the date of grant for three- to five-year bonds, depending on the expected term; volatility range approximating 50.9% to 51.1% depending on the grant date; and an expected term of ten years.


            The table below summarizes the stock option activity for the years ending 2006 and 2005:

                                                                  Weighted
                                                  Options        Average
                  Options Outstanding           Outstanding       Price
            ---------------------------------  -------------- ---------------

             Outstanding December 31, 2004           454,993  $   13.05

                   Options exercised                 (4,859)       3.88

                   Options forfeited                (54,481)      14.07

                     Options issued                   37,950       5.97
                                               --------------

             Outstanding December 31, 2005           433,603      14.06


                   Options exercised                       -          -

                   Options forfeited                (142,112)     17.70

                     Options issued                        -          -
                                              --------------

             Outstanding December 31, 2006           291,491  $   12.29
                                              ==============

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005


         At December 31, 2006 the 291,491 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 3.73 years. For the year ended December 31, 2006 the Company did not issue any stock options. The weighted average grant date fair value for equity options issued during the year ending December 31, 2005 was $3.97 per share. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123 for the year ending December 31, 2005, the Company's net income and net income per share for the years ended December 31, 2006 and 2005 would have been decreased to the proforma amounts indicated below:

                                                                     2006             2005
                                                                -------------     -------------

              Net income (loss) from continuing operations,
                as reported                                   $     2,161,158         (704,562)
              Deduct:      Total stock-based
                           employee compensation
                           expense determined
                           under fair value based
                           method                                           -          (150,842)
                                                               --------------     -------------

                Net income (loss), pro forma                  $     2,161,158          (855,404)
                                                                =============     =============

              As reported:

                Net income (loss) - basic                     $           .94              (.32)
                                                                =============     =============

                Net income (loss) - diluted                   $           .56              (.32)
                                                                =============     =============

              Pro forma:

                Net income (loss) - basic                     $           .94              (.39)
                                                                =============     =============

                Net income (loss) - diluted                   $           .56              (.39)
                                                                =============     =============


NOTE R - SUBSEQUENT EVENTS

On March 27, 2007 the Company contributed its remaining 18.017% ownership in the Bank of America Tower and the Century Plaza Tower to HPG Acquisition, LLC; a Texas Limited Liability Company, along with $478,461 for a limited partnership interest of approximately 18%.

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005

                                                                                2006
                                                                            Quarter ended
                                                    March 31          June 30        September 30      December 31         Total
                                                  -------------    --------------    -------------    --------------    ------------
Rental revenue
    Rental revenue                            $        751,605           832,969          834,128                 -       2,418,702
    Energy management fees                                   -           676,806          809,217           662,028       2,148,051
    Retail electricity revenue                       3,168,707         3,391,948        1,956,012         1,973,380      10,490,047
                                                  -------------    --------------    -------------    --------------   -------------
      Total operating revenue                        3,920,312         4,901,723        3,599,357         2,635,408      15,056,800
                                                  -------------    --------------    -------------    --------------   -------------

Operating expense
    Cost of goods and services                       2,820,418         3,063,743        1,934,621         1,602,652       9,421,434
    Rental property operations                         478,386           542,797          631,300                 -       1,652,483
    General and administrative                         236,692           497,041          539,056           776,367       2,049,156
    Depreciation, amortization and depletion           102,276           105,059          112,022             7,434         326,791
    Corporate tithing                                        -                 -          209,266            30,863         240,129
                                                  -------------    --------------    -------------    --------------   -------------
      Total operating expense                        3,637,772         4,208,640        3,426,265         2,417,316      13,689,993
                                                  -------------    --------------    -------------    --------------   -------------

Income from operations                                 282,540           693,083          173,092           218,092       1,366,807
                                                  -------------    --------------    -------------    --------------   -------------

Other (expense) income
    Interest income                                     49,701            59,115           61,023            58,157         227,996
    Interest expense                                  (140,662)         (206,205)        (343,344)          (65,017)       (755,228)
    Gain on sale of interest in real estate                  -                 -        1,405,495                 -       1,405,495
    Income from real estate joint venture                    -                 -                -            42,947          42,947
    Other income (expense)                              22,945          (112,997)            (133)           23,574         (66,611)
                                                  -------------    --------------    -------------    --------------   -------------
      Total other income (expense)                     (68,016)         (260,087)        1,123,041           59,661         854,599
                                                  -------------    --------------    -------------    --------------   -------------

Income before income taxes and minority
 interest                                              214,524           432,996        1,296,133           277,753       2,221,406


Income taxes                                                 -                 -                -                 -               -
Minority interest                                      (21,870)          (34,839)          (3,547)                8         (60,248)
                                                  -------------    --------------    -------------    --------------   -------------
NET INCOME                                    $        192,654           398,157        1,292,586           277,761       2,161,158
                                                  =============    ==============    =============    ==============   =============

Net income per common share - (basic)         $            .09               .18              .56               .11             .94
                                                  =============    ==============    =============    ==============   =============

Net income per common share - (diluted)       $            .05               .11              .36               .07             .56
                                                  =============    ==============    =============    ==============   =============

Weighted average number of common shares
outstanding - basic                                  2,206,215         2,246,084        2,290,589         2,290,589       2,290,589
                                                  =============    ==============    =============    ==============   =============
Weighted average number of common shares
outstanding - diluted                                3,555,979         3,595,848        3,640,353         3,830,078       3,830,078
                                                  =============    ==============    =============    ==============   =============

                     AMEN Properties, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

                           December 31, 2006 and 2005

Condensed consolidated statements of operations - Quarterly (Unaudited)

For the year ending December 31, 2005:

                                                                                2005
                                                                            Quarter ended
                                                    March 31          June 30        September 30      December 31         Total
                                                  -------------    --------------    -------------    --------------    ------------
Rental revenue
    Rental revenue                            $        670,182           672,137          894,749           771,601      3,008,669
    Retail electricity revenue                         310,789         1,125,596        2,545,563         3,190,275      7,172,223
                                                  -------------    --------------    -------------    --------------  -------------
      Total operating revenue                          980,971         1,797,733        3,440,312         3,961,876     10,180,892
                                                  -------------    --------------    -------------    --------------  -------------

Operating expense
    Cost of goods and services                         277,688         1,143,727        2,453,362         3,048,842      6,923,619
    Rental property operations                         407,622           452,447          554,428           527,123      1,941,620
    General and administrative                         206,986           223,579          329,312           169,776        929,653
    Depreciation, amortization and depletion            91,835           104,671          106,284            84,879        387,669
                                                  -------------    --------------    -------------    --------------  -------------
      Total operating expense                          984,131         1,924,424        3,443,386         3,830,620     10,182,561
                                                  -------------    --------------    -------------    --------------  -------------

(Loss) income from operations                           (3,160)         (126,691)          (3,074)           131,256        (1,669)
                                                  -------------    --------------    -------------    --------------  -------------

Other (expense) income
    Interest income                                     11,844            15,693           14,037            29,443         71,017
    Interest expense                                  (114,346)         (148,149)        (130,748)         (159,324)      (552,567)
    Other income (expense)                             (17,164)            43,578           11,218         (167,634)      (130,002)
                                                  -------------    --------------    -------------    --------------  -------------
      Total other income (expense)                    (119,666)          (88,878)        (105,493)         (297,515)      (611,552)
                                                  -------------    --------------    -------------    --------------  -------------

Loss before income taxes and minority
 interest                                             (122,826)         (215,569)        (108,567)         (166,259)      (613,221)


Income taxes                                                 -                 -                -                 -              -
Minority interest                                      (40,824)             4,231         (41,899)          (12,849)       (91,341)
                                                  -------------    --------------    -------------    --------------  -------------
NET LOSS                                      $       (163,650)         (211,338)        (150,466)         (179,108)      (704,562)
                                                  =============    ==============    =============    ==============  =============

Net loss per common share - (basic)           $          (.07)             (.10)            (.07)             (.08)          (.32)
                                                  =============    ==============    =============    ==============  =============

Net loss  per common share - (diluted)        $          (.07)             (.10)            (.07)             (.08)          (.32)
                                                  =============    ==============    =============    ==============  =============

Weighted average number of common shares
outstanding - basic                                  2,201,356         2,201,356        2,203,310         2,203,073      2,203,073
                                                  =============    ==============    =============    ==============  =============
Weighted average number of common shares
outstanding - diluted                                2,201,356         2,201,356        2,203,310         2,203,073      2,203,073
                                                  =============    ==============    =============    ==============  =============

INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
--------       --------------------
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

4.1@           Form of Warrant Certificate dated March 1, 2005

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

10.47 Agreement to Distribute Assets among TCTB Partners, Ltd and its partners dated as of September 27, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.48 Purchase Agreement between TCTB Partners, Ltd as nominee for certain partners of TCTB Partners, Ltd and Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd. dated as of September 29, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.48 Management Agreement between the Company and TCTB Management Group, LLC. dated as of September 29, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

11             Statement of computation of earnings per share

23.1 Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1           Certification of Chief Executive Officer.

31.2           Certification of Chief Financial Officer.

32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss.1350.

32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss.1350.

99.1           Press release regarding December 31, 2006 Annual Report on Form
               10-KSB


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