Form 10QSB
period 2007-03-31
AMEN PROPERTIES INC
filed 2007-05-14
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
                       For the Period Ended March 31, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the Transition Period
From________________to_______________.

                        Commission file number 000-22847

                              AMEN Properties, Inc.
                              ---------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                               54-1831588
--------------------------------                             -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|      No  | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  | |      No  |X|

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                    Yes | |  No | |

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
Common Stock, $ .01 Par Value:  2,290,589 shares outstanding as of May 3, 2007.

Transitional Small Business Disclosure Format (check one):       Yes |X|  No | |

                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet at March 31, 2007 (Unaudited)              1

         Consolidated Statements of Income--for the three months ended
         March 31, 2007 and 2006 (Unaudited)                                   2

         Consolidated Statements of Cash Flows-- for the three months ended
         March 31, 2007 and 2006 (Unaudited)                                   3

         Notes to Consolidated Financial Statements (Unaudited)                4

Item 2.  Management's Discussion and Analysis or Plan of Operation            18

Item 3.  Controls and Procedures                                              22

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          26

Item 3   Defaults Upon Senior Securities                                      26

Item 4   Submission of Matters to a Vote of Security Holders                  26

Item 5   Other Information                                                    26

Item 6   Exhibits                                                             26

Signitures                                                                    35

Exhibits

         11.  Computation of Earnings Per Share
         31.1 Certification of Chief Executive Officer.
         31.2 Certification of Chief Financial Officer.
         32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss. 1350.
         32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents (notes A3 and E)        $   3,637,058
  Accounts Receivable, net of Allowance of $4,719
   (note A6)                                            1,207,950
  Other Current Assets                                    323,710
                                                    --------------
     Total Current Assets                                             5,168,718

RESTRICTED CASH EQUIVALENTS (note E)                                  2,197,000

PROPERTY and EQUIPMENT (note F)                                         150,769

INVESTMENT IN REAL ESTATE (notes C and G)                             2,241,837

ROYALTY INTERESTS, at cost net of Accumulated
 Depletion (note H)                                                     128,664

LONG-TERM INVESTMENTS (note I)                                        1,127,014

OTHER ASSETS
  Goodwill (see Note B)                                 2,916,085
  Deposits and Other Assets                                15,343
                                                    --------------
     Total Other Assets                                               2,931,428
                                                                   -------------
       TOTAL ASSETS                                                $ 13,945,430
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  $     659,825
  Accrued Liabilities (note J)                            876,576
  Current Portion of Non-Related Party Long-Term
   Obligations (note L)                                   108,921
  Current Portion of Related Party Long-Term
   Obligations (note L)                                   241,778
  Accrued Interest Payable                                      -
  Deferred Revenue (note A13)                             271,038
                                                    --------------
     Total Current Liabilities                                        2,158,138

LONG-TERM OBLIGATIONS
  Non-Related Party (note L)                              817,902
  Related Parties (notes L and M)                       1,815,538
                                                    --------------
     Total Long-Term Obligations                                      2,633,440

MINORITY INTEREST (note A15)                                             22,552

COMMITMENTS and CONTINGENCIES (note N)                                        -

STOCKHOLDERS' EQUITY (note O)
  Convertible Preferred Stock - $0.001 Par Value -
   5,000,000 shares authorized 80,000 Series "A"
   Shares Issued and Outstanding, convertible into a
   total of 616,447 shares of common stock (note A16)          80
   80,000 Series "B" Shares Issued and Outstanding,
   convertible into a total of 233,317 shares of
   common stock (note A16)                                     80
   125,000 Series "C" Shares Issued and Outstanding,
   convertible into a total of 500,000 shares of
   common stock (note A16)                                    125
  Common Stock - $0.01 Par Value - 20,000,000 shares
   authorized 2,290,589 Shares Issued and
   Outstanding                                             22,907
  Additional Paid-In Capital                           44,970,100
  Accumulated Deficit                                 (35,849,834)
  Accumulated Other Comprehensive Income (Loss)           (12,158)
                                                    --------------
     Total Stockholders' Equity                                       9,131,300
                                                                   -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 13,945,430
                                                                   =============

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                          2007          2006
                                                      ------------  ------------

Operating Revenue (note A15):
  Rental Revenue (note C)                             $         -       751,605
  Energy Management Fees (note B)                         811,164             -
  Retail Electricity Revenue                            2,321,455     3,168,707
                                                      ------------  ------------

     Total Operating Revenue                            3,132,619     3,920,312
                                                      ------------  ------------

Operating Expenses:
  Cost of Goods and Services                            1,827,106     2,820,418
  Rental Property Operations                                    -       478,386
  General and Administrative                              769,444       236,692
  Depreciation, Amortization and Depletion                 14,109       102,276
  Corporate Tithing                                        59,291             -
                                                      ------------  ------------

     Total Operating Expenses                           2,669,950     3,637,772
                                                      ------------  ------------

Income from Operations                                    462,669       282,540
                                                      ------------  ------------

Other (Expense) Income
  Interest Income                                          63,373        49,701
  Interest Expense                                        (63,386)     (140,662)
  Equity Income From Real Estate Investment                33,161             -
  Other Income                                             12,206        22,945
                                                      ------------  ------------

     Total Other (Expense) Income                          45,354       (68,016)
                                                      ------------  ------------

Income Before Income Taxes and Minority Interest          508,023       214,524

Income Taxes (note A12)                                         -             -

Minority Interest                                             900       (21,870)
                                                      ------------  ------------

NET INCOME                                            $   508,923       192,654
                                                      ============  ============

Net Income Per Common Share - Basic                   $       .22           .09
                                                      ============  ============

Net Income per Common Share - Diluted                 $       .13           .05
                                                      ============  ============

Weighted Average Number of Common Shares Outstanding
 - Basic                                                2,290,589     2,206,215

Weighted Average Number of Common Shares Outstanding
 - Diluted                                              3,834,937     3,555,979

Other Comprehensive Income:
  Net Income                                          $   508,923       192,654
  Unrealized (Loss) on Investment                         (12,158)            -
                                                      ------------  ------------
  Comprehensive Income                                $   496,765       192,654
                                                      ============  ============

  The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                         2007           2006
                                                     -------------  ------------

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
  Net Income                                         $    508,923       192,654
  Adjustments to Reconcile Net Income to Net Cash
   Provided By Operating Activities:
    Depreciation, Amortization and Depletion               14,109       102,276
    Equity Income from Real Estate Investment             (33,161)            -
    Minority Interest                                        (900)       21,870
  Changes in Operating Assets and Liabilities:
    Accounts Receivable                                   199,158       435,920
    Allowance for Doubtful Accounts                       (33,752)        5,734
    Other Assets                                         (200,526)       (1,441)
    Deposits and Other Assets                              14,856        (4,691)
    Deferred Costs                                        (65,586)        5,416
    Accounts Payable                                       64,536      (205,908)
    Accrued and Other Liabilities                         211,601       (81,475)
    Deferred Revenue                                      240,253       108,899
                                                     -------------  ------------

  Net Cash Provided By Operating Activities               919,511       579,254
                                                     -------------  ------------
Cash Flows from Investing Activities:
  Purchase of Property and Equipment                      (18,838)      (15,932)
  Investment in Real Estate                              (478,491)            -
  Increase in Restricted Cash Equivalents                       -      (647,840)
  Increase in Long Term Investments                    (1,076,822)            -
  Repayments of Notes Receivable                                -        50,000
                                                     -------------  ------------

  Net Cash Used in Investing Activities                (1,574,152)     (613,772)
                                                     -------------  ------------

Cash Flows from Financing Activities:
  Repayments of Long-Term Obligations                    (165,509)      (64,540)
                                                     -------------  ------------

  Net Cash Used In Financing Activities                  (165,509)      (64,540)
                                                     -------------  ------------

Net Decrease in Cash and Cash Equivalents                (820,150)      (99,058)
                                                     -------------  ------------

Cash and Cash Equivalents at Beginning of Period        4,457,208     2,104,428
                                                     -------------  ------------

Cash and Cash Equivalents at End of Period           $  3,637,058     2,005,370
                                                     =============  ============
Non-Cash Investing and Financing Activities:
  Unrealized Loss on Marketable Securities           $    (12,158)            -
                                                     =============  ============


  The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007


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

     The Company's business purpose is to acquire investments in commercial real estate, oil and gas royalties, retail electricity operations and stabilized cash flowing businesses or assets. As of March 31, 2007, the Company, through Delaware's investment in a real estate joint venture, has a commercial real estate portfolio consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen entered the retail electricity market in the state of Texas. On April 1, 2006, the Company, through it's investment in Priority Power, began aggregating electric consumers and negotiating power prices on their behalf with retail electric providers. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner; the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner; the aggregation of electric consumers is primarily conducted through Priority Power of which Amen is the sole general partner.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


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

     5.   Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $3,625,000 as of March 31, 2007. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2007.

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

     The Company estimated the allowance for doubtful accounts related to W Power's billed accounts receivable to be approximately .2% of W Power's retail electricity billed revenue. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.

     Priority Power trade accounts receivable arise from aggregation fees and other management services. An allowance for doubtful accounts is provided, when considered necessary by management, for estimated amounts not expected to be collectible. No allowance was provided or deemed necessary at March 31, 2007.


     At March 31, 2007, accounts receivable consisted of the following:


        Billed electricity receivables                   $   341,239
        Unbilled electricity receivables                     481,646
        Billed Aggregation fees                              307,925
        Unbilled Aggregation fees                             81,859
        Allowance for doubtful accounts                      (4,719)
                                                         ------------
        Accounts receivable, net                         $ 1,207,950
                                                         ============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


     7.   Depreciation, Amortization and Depletion

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

     9. Investment in Real Estate

     As discussed in Note C to the consolidated financial statements, in September 2006 the Company sold a significant interest in certain real estate and contributed its retained 18.017% undivided ownership interest in the real estate to a joint venture in which the Company has significant continuing involvement.

     The Company's investment in real estate joint venture is recorded at its remaining net cost, adjusted for its 18.017% joint venture share of earnings (loss) using the equity method of accounting, and joint venture cash contributions and distributions.

     As discussed in Note G, on March 19, 2007 the Company exchanged its 18.017% joint venture interest for a 17.8% interest in a real estate limited partnership. The Company will continue to use the equity method of accounting for its 17.8% limited partnership interest.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


     12.  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. For the period ended March 31, 2007, no income tax expense has been incurred due to the utilization of the Company's net operating losses.

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

     15. Minority Interest

     Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at March 31, 2007 and 2006.

     16. Contingently Convertible Securities

     The Company has outstanding Series A Preferred Stock ("Series A"), Series B Preferred Stock ("Series B") and Series C Preferred Stock ("Series C") whose terms enable the holder, under certain conditions, to convert such securities into 1,349,764 shares of the Company's Common Stock as shown in the following table.

             Number of                                       Number of
     Series    Shares   Purchase Price  Conversion Rate    Common Shares
     ------  ---------  --------------  ---------------    -------------
        A      80,000     $ 2,000,000      $ 3.2444            616,447
        B      50,000         500,000        3.2444            154,111
        B      10,000         100,000         3.424             29,206
        B      20,000         200,000         4.000             50,000
        C     125,000       2,000,000         4.000            500,000

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


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

     As of March 31, 2007, the Company recorded unbilled revenue of $81,859 for aggregation fees. Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on average daily volumes, estimated customer usage and applicable customer aggregation rates. Unbilled revenues are calculated by multiplying volume estimates by our estimated rates by customer. Estimated amounts are adjusted when actual usage and rates are known and billed.

     18.  Advertising Expense

     All advertising costs are expensed when incurred. Advertising expenses were approximately $57,038 and $0 for the quarters ended March 31, 2007 and 2006, respectively.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


     19.  Income Per Share

     Income per share is computed based on the weighted average common shares and common stock equivalents outstanding during each period. The Series A, Series B and Series C Convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


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

     Contemporaneous with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties to Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd., unaffiliated third party purchasers for a privately negotiated price of $9.0 million. This resulted in the Company, through its wholly owned subsidiary Amen Delaware, LP, selling approximately 74% of its undivided interest in the distributed assets for approximately $6.4 million (net proceeds of approximately $3,570,500) with a gain on the sale of approximately $1,405,500. The sale of approximately 74% of the Company's original 71.348% interest in the assets resulted in the Company retaining approximately 18.017% in an investment in real estate aggregating $1,687,238.

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

NOTE D - CONCENTRATIONS OF CREDIT RISK

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


     The Company maintains cash balances at four financial institutions, which at times may exceed federally insured limits. At March 31, 2007 and 2006 the Company had approximately $3,090,000 and $1,276,000 respectively, of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

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

NOTE E - RESTRICTED CASH EQUIVALENTS

     On October 18, 2005, the Company entered into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("JPMC"). Under the agreement JPMC may, but is not obligated to, issue one or more standby or commercial letters of credit on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance. In order to support the Letters of Credit, the Company, JPMC and JP Morgan Securities Inc. maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMC. At March 31, 2007, the Company had deposits with JPMC totaling $2,197,000 collateralizing outstanding Letters of Credit.

NOTE F - PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consisted of the following at March 31, 2007:

           Furniture, fixtures and equipment              $   255,466
           Less: accumulated depreciation                    (104,697)
                                                          ------------

                                                          $   150,769
                                                          ============

     Depreciation expense for the quarters ended March 31, 2007 and 2006 was $12,996 and $99,080, respectively.

NOTE G - INVESTMENT IN REAL ESTATE

     As discussed in Note C, effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd. Contemporaneous with the distribution of the assets, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the assets. The sale of the Company's undivided interest in the assets resulted in the Company retaining approximate 18.017% undivided interest in the assets (see note C). On March 19, 2007, the Company contributed its 18.017% real estate interest and cash of $478,491 to a real estate limited partnership.

     At March 31, 2007, investment in real estate consisted of the following:

           Real estate investment                         $ 2,208,676
           Equity Income from Real Estate Investment           33,161
                                                          ------------
                                                          $ 2,241,837
                                                          ============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


NOTE H - ROYALTY INTERESTS

     The Company currently owns two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income.

     Depletion expense for the quarter ended March 31, 2007 and 2006 was $1,113 and $3,196, respectively, and accumulated depletion was $34,190 and $29,431, respectively.

NOTE I - LONG-TERM INVESTMENTS

     Securities available-for-sale in the accompanying balance sheet at March 31, 2007 totaled $1,127,014. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type are as follows:
                                                                         Gross
                                               Market                 Unrealized
                                               Value      Cost Basis    Losses
                                            ------------ ------------ ----------
     Santa Fe Energy Trust (SFF) Common
      Stock                                 $ 1,064,664  $ 1,076,822  $  12,158
     Other Securities                            62,350       62,350          -
                                            ------------ ------------ ----------
     Total                                  $ 1,127,014  $ 1,139,172  $  12,158
                                            ============ ============ ==========

NOTE J - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at March 31, 2007:

      TDSP (Electricity Delivery) Charges               $ 119,353
      Sales Tax                                           111,192
      Corporate Tithing                                    59,291
      Executive Bonuses                                   407,768
      Customer Deposits                                   143,048
      Other                                                35,924
                                                        ----------

                                                        $ 876,576
                                                        ==========

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


     On April 1, 2006, the Company, through it's investment in Priority Power, began aggregating electric consumers and negotiating power prices on their behalf with retail electric providers. The aggregation of electric consumers is primarily conducted through Priority Power of which Amen is the sole general partner.

     Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for quarter ended March 31, 2007 and 2006, respectively.

     March 31, 2007:
     ---------------
                                                          Energy                  Inter-Company
                                         Real Estate    Management    Other and    Transaction   Consolidated
                                REP       Operations     Services     Corporate    Eliminations      Total
                           ------------  ------------  ------------  ------------ -------------  -------------
Revenues from external
 customers                 $ 2,321,455   $         -   $   811,164   $         -  $          -   $  3,132,619
                           ============  ============  ============  ============ =============  =============
Revenues from other
 operating segments        $         -   $         -   $     6,084   $         -  $     (6,084)  $          -
                           ============  ============  ============  ============ =============  =============
Depreciation, amortization
 and depletion             $     3,961   $         -   $     5,989   $     4,159  $          -   $     14,109
                           ============  ============  ============  ============ =============  =============
Interest expense           $     3,950   $         -   $         -   $    59,436  $          -   $     63,386
                           ============  ============  ============  ============ =============  =============
Segment net income (loss)  $   388,506   $    35,865   $   341,548   $ (202,043)  $    (54,953)  $    508,923
                           ============  ============  ============  ============ =============  =============
Segment assets             $ 4,531,645   $ 2,319,839   $   954,664   $ 6,133,612  $      5,670   $ 13,945,430
                           ============  ============  ============  ============ =============  =============
Goodwill                   $         -   $         -   $         -     2,916,085  $          -   $  2,916,085
                           ============  ============  ============  ============ =============  =============
Expenditures for segment
 assets                    $    14,451   $         -   $         -   $     4,387  $          -   $     18,838
                           ============  ============  ============  ============ =============  =============


     March 31, 2006:
     ---------------                                      Energy                  Inter-Company
                                         Real Estate    Management    Other and    Transaction   Consolidated
                                REP       Operations     Services     Corporate    Eliminations      Total
                           ------------  ------------  ------------  ------------ -------------  -------------

Revenues from external
 customers                 $ 3,168,707   $   751,605   $         -   $         -  $          -   $  3,920,312
                           ============  ============  ============  ============ =============  =============
Revenues from other
 operating segments        $   220,801   $     4,987   $         -   $         -  $   (225,788)  $          -
                           ============  ============  ============  ============ =============  =============
Depreciation, amortization
 and depletion             $     3,366   $    95,098   $         -   $     3,812  $              $    102,276
                           ============  ============  ============  ============ =============  =============
Interest expense           $     2,911   $   137,751   $         -   $            $              $    140,662
                           ============  ============  ============  ============ =============  =============
Segment net income (loss)  $   206,279   $    76,334   $         -   $   (46,837) $    (43,122)  $    192,654
                           ============  ============  ============  ============ =============  =============
Segment assets             $ 3,790,410   $ 7,443,406   $         -   $ 4,780,116  $   (390,106)  $ 15,623,826
                           ============  ============  ============  ============ =============  =============
Expenditures for segment
 assets                    $             $    15,932   $         -   $         -  $          -   $     15,932
                           ============  ============  ============  ============ =============  =============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


NOTE L - LONG-TERM OBLIGATIONS

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

     Long-term non-related party obligations consisted of the following at March 31, 2007:


       Total NEMA Notes                                $  2,984,139
        Less related party portion                       (2,057,316)
        Less current portion                               (108,921)
                                                       -------------
                                                       $    817,902
                                                       =============

     Long-term related party obligations consisted of the following at March 31, 2007:

       Related Party                                   $  2,057,316
        Less current portion                               (241,778)
                                                       -------------
                                                       $  1,815,538
                                                       =============

Annual maturities of long-term non-related party obligations at March 31, 2007 are as follows:

        2007                                           $    108,921
        2008                                                148,452
        2009                                                129,455
        2010                                                139,783
        2011                                                150,935
        2012 and thereafter                                 249,277
                                                       -------------

                                                       $    926,823
                                                       =============

Annual maturities of long-term related party obligations at March 31, 2007 are as follows:

        2007                                           $    241,778
        2008                                                329,525
        2009                                                287,357
        2010                                                310,283
        2011                                                335,038
        2012 and thereafter                                 553,335
                                                       -------------

                                                       $  2,057,316
                                                       =============

NOTE M - RELATED PARTY TRANSACTIONS

     The Company closed the sale and issuance of 125,000 shares of Series C Preferred Stock and 250,000 Warrants pursuant to a Purchase Agreement, as amended by the Second Amendment on March 1, 2005 between the Company and certain accredited investors, including the Company's President and Chief Operating Officer, Jon M. Morgan, the Company's Chief Executive Officer, Eric Oliver and Bruce Edgington, one of the Company's Directors.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


     The following table reflects the Series C issuance to the Company's officers and directors.

                   Number of                     Preferred C
                  Preferred C    Common Stock      Voting       Purchase
                    Shares        Equivalent      Equivalent      Price
                 -------------  --------------  -------------  ----------

Eric Oliver            14,063          56,252         52,877   $ 225,008
Jon M. Morgan          14,062          56,248         52,873     224,992
Bruce Edgington         3,125          12,500         11,750      50,000
                 -------------  --------------  -------------  ----------
Total                  31,250         125,000        117,500   $ 500,000
                 =============  ==============  =============  ==========


     The following table reflects the issuance of Warrants to the Company's Officers and Directors.

                                     Number of        Common Stock
                                      Warrants         Equivalent
                                    -----------       -------------

           Eric Oliver                  28,126              28,126
           Jon M. Morgan                28,124              28,124
           Bruce Edgington               6,250               6,250
                                    -----------       -------------
           Total                        62,500              62,500
                                    ===========       =============

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

     The following table reflects the portion of the Company's long-term obligations payable to related parties as of March 31, 2007:

                                                                 Total
                                                              ------------

           Eric Oliver,  Chairman of the Board                $    11,969
           Jon M. Morgan , CEO                                    534,666
           Padraig Ennis, VP of Priority Power                     82,387
           John Bick, Managing Principal of Priority Power        213,469
           5% Shareholders                                        973,047
                                                              ------------
           Total                                              $ 1,815,538
                                                              ============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


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

     Mr. Jon Morgan, CEO of the Company, and his affiliate were among the Selling Partners and the sale of their undivided interest in the Properties resulted in Mr. Morgan receiving a net check in the amount of $79,317. Mr. Morgan is also an owner and officer of the General Partner of TCTB, and took actions in such capacity in connection with this transaction in addition to acting as an officer of the Company. As an owner of such General Partner, Mr. Morgan indirectly received an additional $5,300 from the sale of the General Partner's interest in the Properties


NOTE N - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Power Purchase Contracts

     Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements are estimated as follows as of March 31, 2007:


           2007                                               $ 3,405,625
           2008                                                 1,014,905
                                                              ------------

               Total                                          $ 4,420,530
                                                              ============


NOTE O - STOCK OPTION PLAN

     The table below summarizes the Company's stock option activity for the quarter ended March 31, 2007:

                                                                Weighted
                                         Options                Average
          Options Outstanding          Outstanding               Price
    -------------------------------    -----------            ------------

     Outstanding December 31, 2006        291,491             $   12.29

          Options exercised                     -                     -

          Options forfeited                     -                     -

           Options issued                       -                     -
                                       -----------            ------------

      Outstanding March 31, 2007          291,491             $   12.29
                                       ===========            ============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 March 31, 2007
                                   (Unaudited)


At March 31, 2007 the 291,491 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 3.48 years. For the quarter ended March 31, 2007 the Company did not issue any stock options.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related footnotes presented in Item 1 and the Company's December 31, 2006 Form 10-KSB.

Overview

AMEN Properties, Inc., (the "Company") is a real estate and energy company engaged in owning and managing real estate, oil and gas royalties, and energy related business properties. The Company is a holding company and conducts its operations through AMEN Delaware, LP ("Delaware"); AMEN Minerals, LP ("Minerals"), W Power and Light, LP ("W Power") and Priority Power Management, Ltd ("Priority Power") each being a wholly owned subsidiary of the Company. As of December 31, 2006, the Company, through Delaware's investment in a real estate joint venture, has a commercial real estate portfolio consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area which was exchanged for 17.8% interest in a real estate limited partnership on March 19, 2007. The Company's present oil and gas royalty holdings are through Minerals, which owns two oil and gas royalty properties, one in Nowata County, Oklahoma and the other in Hemphill County, Texas. The Company is engaged in the retail electricity market as a retail electric provider serving both retail and wholesale customers within the state of Texas through W Power. Effective April 1, 2006, AMEN Properties acquired 100% of Priority Power Management, Ltd. a Texas limited partnership, and Priority Power Management, Dallas, Ltd. a Texas limited partnership, (collectively referred to as "Priority Power"). Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power.

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

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from its tenants and billed and unbilled customer retail electricity usage flowed for a given period. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants and customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income. The Company estimated the allowance for doubtful accounts related to W Power's billed account receivables to be approximately 0.2% percent of W Power's retail electricity billed revenue for the quarter ended March 31, 2007. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.


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

Results of Operations

Overview
--------

For the quarter ended March 31, 2007, the Company generated earnings per share of $0.22, an increase of 144% over the same quarter in 2006. Much of this earnings growth came from Priority Power, which was acquired effective April 1, 2006 and contributed $341,548 to this quarter's earnings. W Power's earnings grew 88.3% over the same period last year, driven primarily by sharply reduced wholesale power supply costs.

Revenues
--------

Total operating revenue for the quarter was $3,132,619, a decrease of 20% versus the same quarter in 2006, as shown in the table below:

                                             Quarter Ended
  Description                            3/31/07        3/31/06       Change
 ----------------------------         ------------   ------------  -----------
  Rental Revenue                      $         -    $   751,605   $ (751,605)
  Energy Management Fees                  811,164              -      811,164
  Retail Electricity Revenue            2,321,455      3,168,707     (847,252)
                                      ------------   ------------  -----------
  Total                               $ 3,132,619    $ 3,920,312   $ (787,693)

As shown above, Rental Revenue was eliminated due to the Company's disposition of real estate assets, as described in Note C. The growth in energy management fees, caused by the purchase of Priority Power effective April 1, 2006, was overcome by a 27% decrease in W Power revenues. Though W Power retail volume increased 2% for the period, reduced wholesale supply costs were passed on to retail customers through reduced rates. W Power also experienced reduced bilateral wholesale power supply sales for the period, contributing to a reduction in wholesale power revenue.

Operating expenses
------------------

Operating Expenses decreased $968,000 versus the same quarter in 2006, a decrease of 27%. The decline was driven by the elimination of expenses associated with Real Estate Operations ($478,386 in Q1 2006) and a decrease of $993,312 in Cost of Goods and Services, driven primarily by reduced wholesale power supply rates associated with W Power. These decreases were partially offset by an increase in General & Administrative expenses of $532,752, driven primarily by the purchase of Priority Power effective April 1, 2006.

Operating activities
--------------------

During the first quarter of 2007, net cash provided by operating activities was $919,511. This was driven by a number of factors:

     o Accounts Receivable declined $199,158 for the period, offset by an increase of $200,526 in Other Receivables, primarily related to the purchase of Priority Power.
     o Accrued Liabilities grew $211,601 during the quarter, primarily related to accrual for executive bonuses and corporate tithing.
     o Deferred revenue related to aggregation fees grew $240,253 during the quarter.

Investing activities
--------------------

For the three months ended March 31, 2007, the net cash used in investing activities was $1,574,152. This was driven by two primary activities:

     o The Company invested $478,491 in the Hampshire Plaza Garage Limited Partnership in exchange for an 18.017% interest in the partnership, as discussed in Note C.
     o    $1,076,822 was used to purchase marketable securities (see Note I).

Financing activities
--------------------

Net cash used in financing activities was $166,509 for the three months ended March 31, 2007. This entire amount is related to the repayment of notes for the purchase of Priority Power (the "NEMA" notes).

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

3.4~      Certificate of Designation for Series A Preferred Stock

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

                AMEN Properties, Inc.


May 12, 2007    By: /s/ Jon Morgan
                ------------------
                Jon Morgan,
                Chief Executive Officer


May 12, 2007    By: /s/ Kris Oliver
                -------------------
                Kris Oliver,
                Chief Financial Officer and Secretary

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