Form 10QSB
period 2007-06-30
AMEN PROPERTIES INC
filed 2007-08-14
CIK 1037599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From _______to_______.


                        Commission file number 000-22847

                              AMEN Properties, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                       54-1831588
        ----------------                                 ---------------
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

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.01 Par Value: 2,290,589 shares outstanding as of August 4, 2007.

Transitional Small Business Disclosure Format (check one):
Yes     | X |        No   |   |

                                      INDEX

Part I.   FINANCIAL INFORMATION                                                                PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet at June 30, 2007 (Unaudited)                                 1

          Consolidated Statements of Income--for the three and six months ended
          June 30, 2007 and 2006 (Unaudited)                                                      2

          Consolidated Statements of Cash Flows-- for the six months ended
          June 30, 2007 and 2006 (Unaudited)                                                      3

          Notes to Consolidated Financial Statements (Unaudited)                                  4

Item 2.   Management's Discussion and Analysis or Plan of Operation                              18

Item 3.   Controls and Procedures                                                                22

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                      24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                            24

Item 3    Defaults Upon Senior Securities                                                        24

Item 4    Submission of Matters to a Vote of Security Holders                                    24

Item 5    Other Information                                                                      25

Item 6    Exhibits                                                                               25

Signatures                                                                                       29

Exhibits

          11.   Computation of Earnings Per Share
          31.1  Certification of Chief Executive Officer.
          31.2  Certification of Chief Financial Officer.
          32.1  Certification of Chief Executive Officer Pursuant to 18 USC ss. 1350.
          32.2  Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

                            ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents (notes A3 and E)                    $      3,385,335
 Accounts Receivable, net of Allowance of $8,153 (note A6)            1,633,511
 Other Current Assets                                                   300,878
                                                                ----------------
     Total Current Assets                                                           $      5,319,724

RESTRICTED CASH EQUIVALENTS (note E)                                                       2,197,000

PROPERTY and EQUIPMENT (note F)                                                              168,729

INVESTMENT IN REAL ESTATE (notes C and G)                                                  2,281,395

ROYALTY INTERESTS, at cost net of Accumulated Depletion
(note H)                                                                                     127,975

LONG-TERM INVESTMENTS (note I)                                                             2,688,325

OTHER ASSETS
 Goodwill (see Note B)                                                2,916,085
 Deposits and Other Assets                                               94,989
                                                                ----------------
     Total Other Assets                                                                    3,011,074
                                                                                     ---------------

        TOTAL ASSETS                                                                $     15,794,222
                                                                                     ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                              $        835,033
 Investment Margin Account Payable (note I)                           1,279,847
 Accrued Liabilities (note J)                                           888,540
 Current Portion of Non-Related Party Long-Term Obligations
  (note L)                                                              111,031
 Current Portion of Related Party Long-Term Obligations
(note L)                                                                246,462
 Accrued Interest Payable
 Deferred Revenue (note A13)                                            218,686
                                                                ----------------
     Total Current Liabilities                                                      $      3,579,599

LONG-TERM OBLIGATIONS
 Non-Related Party (note L)                                             789,340
 Related Parties (notes L and M)                                      1,752,138
                                                                ----------------
     Total Long-Term Obligations                                                           2,541,478

MINORITY INTEREST (note A15)                                                                  22,553

COMMITMENTS and CONTINGENCIES (note N)                                                            --

STOCKHOLDERS' EQUITY (note O)
 Convertible Preferred Stock - $0.001 Par Value - 5,000,000
  shares authorized
   80,000 Series "A" Shares Issued and Outstanding, convertible
    into a total of 616,447 shares of common stock (note A16)                80
   80,000 Series "B" Shares Issued and Outstanding, convertible
    into a total of 233,317 shares of common stock (note A16)                80
   125,000 Series "C" Shares Issued and Outstanding,
    convertible into a total of 500,000 shares of common stock
    (note A16)                                                              125
 Common Stock - $0.01 Par Value - 20,000,000 shares authorized
   2,290,589 Shares Issued and Outstanding                               22,907
 Additional Paid-In Capital                                          44,970,100
 Accumulated Deficit                                                (35,341,403)
 Accumulated Other Comprehensive Income (Loss)                           (1,297)
                                                                ----------------
     Total Stockholders' Equity                                                            9,650,592
                                                                                     ---------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     15,794,222
                                                                                     ===============

      The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                               For the Three Months        For the Six Months Ended
                                                   Ended June 30,                   June 30,
                                             -------------------------     -------------------------
                                               2007           2006           2007           2006
                                             ----------     ----------     ----------     ----------
Operating Revenue (note A15):
 Rental Revenue (note C)                    $       --     $  832,969     $       --     $1,584,574
 Energy Management Fees (note B)             1,040,080        676,806      1,851,244        676,806
 Retail Electricity Revenue                  2,652,774      3,391,948      4,974,230      6,560,655
                                             ----------     ----------     ----------     ----------

     Total Operating Revenue                 3,692,854      4,901,723      6,825,474      8,822,035
                                             ----------     ----------     ----------     ----------

Operating Expenses:
 Cost of Goods and Services                  2,396,932      3,063,743      4,224,038      5,884,161
 Rental Property Operations                         --        542,797             --      1,021,183
 General and Administrative                    776,923        497,041      1,546,368        733,733
 Depreciation, Amortization and Depletion       15,411        105,059         29,520        207,335
 Corporate Tithing                              62,092             --        121,383             --
                                             ----------     ----------     ----------     ----------

     Total Operating Expenses                3,251,358      4,208,640      5,921,309      7,846,412
                                             ----------     ----------     ----------     ----------

Income from Operations                         441,496        693,083        904,165        975,623
                                             ----------     ----------     ----------     ----------

Other (Expense) Income
 Interest Income                                77,794         59,115        141,167        108,816
 Interest Expense                              (68,044)      (206,205)      (131,430)      (346,867)
 Equity Income From Real Estate Investment      39,558             --         72,719             --
 Other Income                                   17,627       (112,997)        29,833        (90,052)
                                             ----------     ----------     ----------     ----------

     Total Other (Expense) Income               66,935       (260,087)       112,289       (328,103)
                                             ----------     ----------     ----------     ----------

Income Before Income Taxes
and Minority Interest                          508,431        432,996      1,016,454        647,520

Income Taxes (note A12)                             --             --             --             --

Minority Interest                                   --        (34,839)           900        (56,709)
                                             ----------     ----------     ----------     ----------

NET INCOME                                  $  508,431     $  398,157     $1,017,354     $  590,811
                                             ==========     ==========     ==========     ==========

Net Income Per Common Share - Basic         $      .22     $      .18     $      .44     $      .27
                                             ==========     ==========     ==========     ==========

Net Income per Common Share - Diluted       $      .14     $      .11     $      .27     $      .16
                                             ==========     ==========     ==========     ==========

Weighted Average Number of Common Shares
 Outstanding - Basic                         2,290,589      2,246,084      2,290,589      2,226,260

Weighted Average Number of Common Shares
 Outstanding - Diluted                       3,728,547      3,667,016      3,728,547      3,647,192

Other Comprehensive Income:
 Net Income                                 $  508,431     $  398,157     $1,017,354     $  590,811
 Unrealized Gain / (Loss) on Investment         10,861             --         (1,298)            --
                                             ----------     ----------     ----------     ----------
 Comprehensive Income                       $  519,292     $  398,157     $1,016,056     $  590,811
                                             ==========     ==========     ==========     ==========

      The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                      2007                2006
                                                                 ---------------     ---------------

Cash Flows from Operating Activities
 Net Income                                                     $     1,017,354     $       590,811
 Adjustments to Reconcile Net Income to Net Cash Provided By
  Operating Activities:
     Depreciation, Amortization and Depletion                            29,520             207,335
     Equity Income from Real Estate Investment                          (72,719)                 --
     Minority Interest                                                     (900)             56,709
 Changes in Operating Assets and Liabilities:
     Accounts Receivable                                               (229,567)            282,783
     Allowance for Doubtful Accounts                                    (30,588)             10,717
     Other Receivables                                                 (275,252)                 --
     Deposits and Other Assets                                          (33,932)           (144,317)
     Deferred Costs                                                          --              10,833
     Accounts Payable                                                   239,744             101,568
     Accrued and Other Liabilities                                      223,565            (351,657)
     Deferred Revenue                                                   187,901              (7,100)
                                                                 ---------------     ---------------

 Net Cash Provided By Operating Activities                            1,055,126             757,682
                                                                 ---------------     ---------------

Cash Flows from Investing Activities:
 Purchase of Property and Equipment                                     (50,405)            (55,780)
 Investment in Real Estate                                             (478,491)            283,152
 Increase in Restricted Cash Equivalents                                     --            (600,736)
 Increase in Long Term Investments                                   (1,347,425)                 --
 Repayments of Notes Receivable                                              --              50,000
                                                                 ---------------     ---------------

 Net Cash Used in Investing Activities                               (1,876,321)           (323,364)
                                                                 ---------------     ---------------

Cash Flows from Financing Activities:
 Repayments of Long-Term Obligations                                   (250,678)           (127,848)
 Net Proceeds from Exercised Warrants                                        --             337,495
 Minority Interest Distributions                                             --             (36,536)
                                                                 ---------------     ---------------

 Net Cash (Used In) Provided By Financing Activities                   (250,678)            173,111
                                                                 ---------------     ---------------

Net (Decrease) / Increase in Cash and Cash Equivalents               (1,071,873)            607,429
                                                                 ---------------     ---------------

Cash and Cash Equivalents at Beginning of Period                      4,457,208           2,104,428
                                                                 ---------------     ---------------

Cash and Cash Equivalents at End of Period                      $     3,385,335     $     2,711,857
                                                                 ===============     ===============

Non-Cash Investing and Financing Activities:
 Unrealized Loss on Marketable Securities                       $        (1,298)                 --
 Effective April 1, 2006 the Company acquired 100% of Priority
  Power Management and assumed a note payable to sellers                     --     $     3,230,051
 Long Term Investment Financed with Margin Account                    1,279,847

      The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007


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

     The Company's business purpose is to acquire strong cash-flowing businesses or assets in energy-related industries. As of March 31, 2007, the Company, through Delaware's investment in a real estate joint venture, has a commercial real estate portfolio consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area. Through its investment in Minerals, AMEN has acquired an investment interest in an oil and gas royalty trust and other oil and gas royalties. Through the Company's investment in W Power, Amen entered the retail electricity market in the state of Texas. On April 1, 2006, the Company, through it's investment in Priority Power, began aggregating electric consumers and negotiating power prices on their behalf with retail electric providers. The real estate operations of the Company are primarily conducted through Delaware of which AMEN is the sole general partner; the retail electricity operations are primarily conducted through W Power of which Amen is the sole general partner; the aggregation of electric consumers is primarily conducted through Priority Power of which Amen is the sole general partner.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


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

     5.   Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $2,855,283 as of June 30, 2007. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2007.

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

     Priority Power trade accounts receivable arise from aggregation fees and other management services. An allowance for doubtful accounts is provided, when considered necessary by management, for estimated amounts not expected to be collectible. No allowance was provided or deemed necessary at June 30, 2007.

     At June 30, 2007, accounts receivable consisted of the following:


                  Billed electricity receivables       $        404,603
                  Unbilled electricity receivables              793,464
                  Billed Aggregation fees                       339,711
                  Unbilled Aggregation fees                     103,886
                  Allowance for doubtful accounts               (8,153)
                                                          -------------
                  Accounts receivable, net             $      1,633,511
                                                          =============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


     12.  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. For the period ended June 30, 2007, no income tax expense has been incurred due to the utilization of the Company's net operating losses.

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

     15.  Minority Interest

     Minority interest represents the interest of unit holders of TCTB Partners, Ltd. ("TCTB"), other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at June 30, 2007 and 2006.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


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

     As of June 30, 2007, the Company recorded unbilled revenue of $103,886 for aggregation fees. Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on average daily volumes, estimated customer usage and applicable customer aggregation rates. Unbilled revenues are calculated by multiplying volume estimates by our estimated rates by customer. Estimated amounts are adjusted when actual usage and rates are known and billed.

     18.  Advertising Expense

     All advertising costs are expensed when incurred. Advertising expenses were approximately $89,619 and $11,007 for the six months ended June 30, 2007 and 2006, respectively.

     19.  Income Per Share

     Income per share is computed based on the weighted average common shares and common stock equivalents outstanding during each period. The Series A, Series B and Series C Convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


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

NOTE D - CONCENTRATIONS OF CREDIT RISK

     The Company maintains cash balances at four financial institutions, which at times may exceed federally insured limits. At June 30, 2007 and 2006 the Company had approximately $2,833,874 and $2,906,396 respectively, of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


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

NOTE E - RESTRICTED CASH EQUIVALENTS

     On October 18, 2005, the Company entered into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("Chase"). Under the agreement Chase may, but is not obligated to, issue one or more standby or commercial letters of credit on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance. In order to support the Letters of Credit, the Company, Chase and JP Morgan Securities, Inc. ("JPMorgan") maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMorgan. At June 30, 2007, the Company had deposits with JPMorgan totaling $2,197,000 collateralizing outstanding Letters of Credit.

NOTE F - PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consisted of the following at June 30, 2007:


                  Furniture, fixtures and equipment       $        288,148
                  Less:  accumulated depreciation                 (119,419)
                                                          -----------------
                                                          $        168,729
                                                          =================

     Depreciation expense for the six months ended June 30, 2007 and 2006 was $27,717 and $202,206, respectively.

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

     At June 30, 2007, investment in real estate consisted of the following:

                  Real estate investment                     $     2,208,676
                  Equity Income from Real Estate Investment           72,719
                                                             ---------------
                                                             $     2,281,395
                                                             ===============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


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

     Depletion expense for the quarter ended June 30, 2007 and 2006 was $1,803 and $5,129, respectively, and accumulated depletion was $34,879 and $31,365, respectively.

NOTE I - LONG-TERM INVESTMENTS

     Securities available-for-sale in the accompanying balance sheet at June 30, 2007 totaled $2,688,325. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type are as follows:

                                                                           Gross Unrealized
                                               Market Value    Cost Basis     Losses
                                               ------------   ------------   ----------
     Santa Fe Energy Trust (SFF) Common Stock  $  2,625,975   $  2,627,273   $  (1,298)
     Other Securities                                62,350         62,350           -
                                               ------------   ------------   ----------
     Total                                     $  2,688,325   $  2,689,623   $  (1,298)
                                               ============   ============   ==========

At June 30, 2007, the SFF investments were pledged to secure related investment margin account payable of $1,279,847.


NOTE J - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at June 30, 2007:

              TDSP (Electricity Delivery) Charges      $           185,003
              Sales Tax                                            150,162
              Corporate Tithing                                     74,719
              Executive Bonuses                                    295,238
              Customer Deposits                                    140,518
              Other                                                 42,900
                                                       -------------------
                                                       $           888,540
                                                       ===================

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


     On April 1, 2006, the Company, through it's investment in Priority Power, began aggregating electric consumers and negotiating power prices on their behalf with retail electric providers. The aggregation of electric consumers is primarily conducted through Priority Power of which Amen is the sole general partner.

     Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for quarter ended June 30, 2007 and 2006, respectively.

     Three Months Ended June 30, 2007:
     ---------------------------------

                                                                 Energy                          Inter-Company
                                            Real Estate        Management        Other and         Transaction      Consolidated
                               REP            Operations         Services         Corporate        Eliminations         Total
                         ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Revenues from external
        customers       $      2,652,774  $             --  $      1,040,080  $            --   $            --   $      3,692,854
                         ===============   ===============   ===============   ===============   ===============   ===============
  Revenues from other
   operating segments   $             --  $             --  $          7,576  $            --   $        (7,576)  $             --
                         ---------------   ---------------   ===============   ---------------   ---------------   ---------------
     Depreciation,
    amortization and
        depletion       $          4,790  $             --  $          6,742  $         3,879   $            --   $         15,411
                         ===============   ===============   ===============   ===============   ===============   ===============
    Interest expense    $          3,865  $             --  $             --  $        64,179   $            --   $         68,044
                         ===============   ===============   ===============   ===============   ===============   ===============
  Segment net income
         (loss)         $        192,532  $         45,405  $        571,010  $      (245,063)  $       (55,453)  $        508,431
                         ===============   ===============   ===============   ===============   ===============   ===============
     Segment assets     $      5,117,852  $      2,359,396  $      1,490,965  $     6,796,912   $        29,097   $     15,794,222
                         ===============   ===============   ===============   ===============   ===============   ===============
        Goodwill        $             --  $             --  $             --        2,916,085   $            --   $      2,916,085
                         ===============   ===============   ===============   ===============   ===============   ===============
Expenditures for segment
         assets         $          9,983  $             --  $          1,846  $     1,552,466   $            --   $      1,564,295
                         ===============   ===============   ===============   ===============   ===============   ===============


     Three Months Ended June 30, 2006:
     ---------------------------------

                                                                 Energy                          Inter-Company
                                            Real Estate        Management        Other and         Transaction      Consolidated
                               REP            Operations         Services         Corporate        Eliminations         Total
                         ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Revenues from external
        customers       $      3,391,948  $        832,969  $        676,806  $            --   $            --   $      4,901,723
                         ===============   ===============   ===============   ===============   ===============   ===============
  Revenues from other
   operating segments   $        268,310  $         10,399  $             --  $            --   $      (278,709)  $             --
                         ---------------   ---------------   ===============   ---------------   ---------------   ---------------
     Depreciation,
    amortization and
        depletion       $          3,743  $         96,154  $          2,817  $         2,345   $            --   $        105,059
                         ===============   ===============   ===============   ===============   ===============   ===============
    Interest expense    $        100,540  $        139,247  $         62,583  $           136   $       (96,301)  $        206,205
                         ===============   ===============   ===============   ===============   ===============   ===============
  Segment net income
         (loss)         $        219,861  $        121,596  $        262,171  $      (152,292)  $       (53,179)  $        398,157
                         ===============   ===============   ===============   ===============   ===============   ===============
     Segment assets     $      4,360,541  $      7,473,986  $      1,080,063  $     7,505,419   $      (448,336)  $     19,971,673
                         ===============   ===============   ===============   ===============   ===============   ===============
        Goodwill        $                 $                 $             --  $     2,916,085   $            --   $      2,916,085
                         ===============   ===============   ===============   ===============   ===============   ===============
Expenditures for segment
         assets         $          4,584  $         40,300  $            802  $        (5,838)  $            --   $         39,848
                         ===============   ===============   ===============   ===============   ===============   ===============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


     Six Months Ended June 30, 2007:
     -------------------------------

                                                                 Energy                          Inter-Company
                                            Real Estate        Management        Other and         Transaction      Consolidated
                               REP            Operations         Services         Corporate        Eliminations         Total
                         ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Revenues from external
        customers       $      4,974,230  $             --  $      1,851,244  $            --   $            --   $      6,825,474
                         ===============   ===============   ===============   ===============   ===============   ===============
  Revenues from other
   operating segments   $             --  $             --  $         13,660  $            --   $       (13,660)  $             --
                         ---------------   ---------------   ===============   ---------------   ---------------   ---------------
     Depreciation,
    amortization and
        depletion       $          8,751  $             --  $         12,731  $         8,038   $            --   $         29,520
                         ===============   ===============   ===============   ===============   ===============   ===============
    Interest expense    $          7,815  $             --  $             --  $       123,615   $            --   $        131,430
                         ===============   ===============   ===============   ===============   ===============   ===============
  Segment net income
         (loss)         $        581,038  $         81,270  $        912,558  $      (447,107)  $      (110,405)  $      1,017,354
                         ===============   ===============   ===============   ===============   ===============   ===============
     Segment assets     $      5,117,852  $      2,359,396  $      1,490,965  $     6,796,912   $        29,097   $     15,794,222
                         ===============   ===============   ===============   ===============   ===============   ===============
        Goodwill        $             --  $             --  $             --        2,916,085   $            --   $      2,916,085
                         ===============   ===============   ===============   ===============   ===============   ===============
Expenditures for segment
         assets         $         24,434  $             --  $          1,846  $     1,556,853   $            --   $      1,583,133
                         ===============   ===============   ===============   ===============   ===============   ===============


     Six Months Ended June 30, 2006:
     -------------------------------
                                                                 Energy                          Inter-Company
                                            Real Estate        Management        Other and         Transaction      Consolidated
                               REP            Operations         Services         Corporate        Eliminations         Total
                         ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Revenues from external
        customers       $      6,560,655  $      1,584,574  $        676,806  $            --   $            --   $      8,822,035
                         ===============   ===============   ===============   ===============   ===============   ===============
  Revenues from other
   operating segments   $        489,111  $         15,386  $             --  $            --   $      (504,497)  $             --
                         ---------------   ---------------   ===============   ---------------   ---------------   ---------------
     Depreciation,
    amortization and
        depletion       $          7,109  $        191,252  $          2,817  $         6,157   $            --   $        207,335
                         ===============   ===============   ===============   ===============   ===============   ===============
    Interest expense    $        103,451  $        276,998  $         62,583  $           136   $       (96,301)  $        346,867
                         ===============   ===============   ===============   ===============   ===============   ===============
  Segment net income
         (loss)         $        426,140  $        197,930  $        262,171  $      (199,129)  $       (96,301)  $        590,811
                         ===============   ===============   ===============   ===============   ===============   ===============
     Segment assets     $      4,360,541  $      7,473,986  $      1,080,063  $     7,505,419   $      (448,336)  $     19,971,673
                         ===============   ===============   ===============   ===============   ===============   ===============
        Goodwill                      --                --                --        2,916,085                --          2,916,085
                         ===============   ===============   ===============   ===============   ===============   ===============
Expenditures for segment
         assets         $          4,584  $         56,232  $            802  $        (5,838)  $            --   $         55,780
                         ===============   ===============   ===============   ===============   ===============   ===============

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


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

     Long-term non-related party obligations consisted of the following at June 30, 2007:


                  Total NEMA Notes                        $         2,898,971
                  Less related party portion                       (1,998,600)
                  Less current portion                               (111,031)
                                                          --------------------
                                                          $           789,340
                                                          ====================

     Long-term related party obligations consisted of the following at June 30, 2007:

                  Related Party                           $         1,998,600
                  Less current portion                               (246,462)
                                                          --------------------
                                                          $         1,752,138
                                                          ====================

Annual maturities of long-term non-related party obligations at June 30, 2007 are as follows:

                  July 2007 - June 2008                   $           111,031
                  July 2008 - June 2009                               119,890
                  July 2009 - June 2010                               129,455
                  July 2010 - June 2011                               139,783
                  July 2011 - June 2012                               150,935
                  July 2012 and thereafter                            249,277
                                                          -------------------
                                                          $           900,371
                                                          ===================

Annual maturities of long-term related party obligations at June 30, 2007 are as follows:

                  July 2007 - June 2008                   $           246,462
                  July 2008 - June 2009                               266,125
                  July 2009 - June 2010                               287,357
                  July 2010 - June 2011                               310,283
                  July 2011 - June 2012                               335,038
                  July 2012 and thereafter                            553,335
                                                          -------------------
                                                          $         1,998,600
                                                          ===================

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


     The following table reflects the Series C issuance to the Company's officers and directors.

                        Number of Preferred   Common Stock   Preferred C Voting
                              C Shares         Equivalent       Equivalent        Purchase Price
                        -------------------   ------------   ------------------   --------------
Eric Oliver                         14,063         56,252              52,877     $     225,008
Jon M. Morgan                       14,062         56,248              52,873           224,992
Bruce Edgington                      3,125         12,500              11,750            50,000
                        -------------------   ------------   ------------------   --------------
Total                               31,250        125,000             117,500     $     500,000
                        ===================   ============   ==================   ==============

     The following table reflects the issuance of Warrants to the Company's Officers and Directors.
                                                                 Common Stock
                                           Number of Warrants     Equivalent
                                           ------------------   --------------
                        Eric Oliver                   28,126          28,126
                        Jon M. Morgan                 28,124          28,124
                        Bruce Edgington                6,250           6,250
                                           ------------------   --------------
                        Total                         62,500          62,500
                                           ==================   ==============

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

     The following table reflects the portion of the Company's long-term obligations payable to related parties as of June 30, 2007:

                                                                      Total
                                                             -------------------
                        Eric Oliver,  Chairman of the Board  $           11,551
                        Jon M. Morgan , CEO                             515,995
                        Padraig Ennis, VP of Priority Power              79,510
                        John Bick, Managing Principal of
                         Priority Power                                 206,014
                        5% Shareholders                                 939,068
                                                             -------------------
                        Total                                $        1,752,138
                                                             ===================

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  June 30, 2007
                                   (Unaudited)


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

Power Purchase Contracts

     Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements are estimated as follows as of June 30, 2007:

                  2007                   $      2,245,364
                  2008                            148,960
                                         ----------------
                           Total         $      2,394,324
                                         ================

NOTE O - STOCK OPTION PLAN

     The table below summarizes the Company's stock option activity for the quarter ended June 30, 2007:

                                 Options             Weighted
     Options Outstanding        Outstanding        Average Price
     -------------------        -----------        -------------

  Outstanding March 31, 2007          291,491    $          12.29

      Options exercised                     -                   -

      Options forfeited                22,285    $          20.00

        Options issued                      -                   -
                              ---------------     ---------------
  Outstanding June 30, 2007           269,206    $          11.65
                              ===============     ===============

     At June 30, 2007 the 269,206 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 3.51 years. For the quarter ended June 30, 2007 the Company did not issue any stock options.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related footnotes presented in Item 1 and the Company's December 31, 2006 Form 10-KSB.

Overview

AMEN Properties, Inc., (the "Company") is engaged in owning and managing energy related business properties. The Company is a holding company and conducts its operations through AMEN Delaware, LP ("Delaware"); AMEN Minerals, LP ("Minerals"), W Power and Light, LP ("W Power") and Priority Power Management, Ltd ("Priority Power") each being a wholly owned subsidiary of the Company. The company's primary business activities are:

     o Retail Electricity - The Company is engaged in the retail electricity market as a retail electric provider serving both retail and wholesale customers within the state of Texas through W Power.

     o Energy Aggregation, Brokering and Consulting - Effective April 1, 2006, AMEN Properties acquired 100% of Priority Power Management, Ltd. a Texas limited partnership, and Priority Power Management, Dallas, Ltd. a Texas limited partnership, (collectively referred to as "Priority Power"). Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power.

     o Oil & Gas Royalties - The Company's present oil and gas royalty holdings are through Minerals, which owns two oil and gas royalty properties, one in Nowata County, Oklahoma and the other in Hemphill County, Texas.

     o Real Estate - As of December 31, 2006, the Company, through Delaware's investment in a real estate joint venture, has a commercial real estate portfolio consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area which was exchanged for 17.8% interest in a real estate limited partnership on March 19, 2007.

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

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from its tenants and billed and unbilled customer retail electricity usage flowed for a given period. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants and customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income. The Company estimated the allowance for doubtful accounts related to W Power's billed account receivables to be approximately 0.2% percent of W Power's retail electricity billed revenue for the quarter ended June 30, 2007. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.

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

Results of Operations

Overview

For the six months ended June 30, 2007, the Company generated earnings of $0.44 per share, an increase of 63% over the same six months last year. This increase in profitability was caused by two primary factors: the Company's withdrawal from the real estate segment and growth in Priority Power's aggregation, brokering and consulting businesses. As a reminder, Priority Power was acquired April 1, 2006, so the Company's 2006 numbers only include three months of Priority's business. Priority's growth and the Company's reduced debt as a result of withdrawing from the real estate business enabled the company to grow earnings despite a soft first half of the year for W Power due to unseasonably cool weather in Texas.

Revenues

Total operating revenues for the first half of 2007 were $6,825,474, a decrease of 23% versus the same six months in 2006, as shown in the table below:

                                                            Six Months Ended
             Description                             6/30/07              6/30/06                Change
             --------------------------         ------------------   ------------------   --------------------
             Rental Revenue                     $                -   $        1,584,574   $        (1,584,574)
             Energy Management Fees                      1,851,244              676,806             1,174,438
             Retail Electricity Revenue                  4,974,230            6,560,655            (1,586,425)
                                                ------------------   ------------------   --------------------
             Total                              $        6,825,474   $        8,822,035   $        (1,996,561)
                                                ==================   ==================   ====================

As shown above, Rental Revenue was eliminated due to the Company's disposition of real estate assets, as described in Note C. Despite a 17% increase in delivered retail energy volume, W Power's revenue fell by 24% due to reduced wholesale volumes and lower retail billing rates resulting from reduced natural gas and electricity prices in the wholesale markets. Priority Power's revenue growth was caused primarily by 2007 consisting of six months versus three months in 2006. Additionally, Priority Power's second quarter year-over-year revenue growth of 54% was driven primarily through new customer acquisition supplemented by increased volume and expanded service offerings to existing customers.

Operating Expenses

Operating Expenses for the first half of 2007 decreased $1,925,103, a decline of 25% versus the same quarter in 2006. The decline was driven by the elimination of expenses associated with Real Estate Operations ($1,021,183 in 2006) and a decrease of $1,660,123 in Cost of Goods and Services, driven primarily by reduced wholesale power supply rates associated with W Power. These decreases were partially offset by an increase in General & Administrative expenses of $812,635, caused primarily by six months of Priority Power business in 2007 versus three months in 2006. In the second quarter of 2007, G&A increased over last year due to commissions, executive bonuses, corporate accounting and governance costs, and investment in the redesign of ChooseEnergy.com, an online electricity broker owned by Priority Power.

Net Margin

The Company's net margin improved in the first half of 2007, primarily through improvement in W Power profitability and growth in Priority Power's higher-margin business, as shown in the table below (see Note K for more segment financial data):

                                                            1H 2007                                     1H 2006
                                             ------------------ -------------------  ------------------ -------------------
           Segment                              Net Income         Net Margin %         Net Income         Net Margin %
           ------------------------------    ------------------ -------------------  ------------------ -------------------
           Real Estate                       $          81,270         N/A           $         197,930         12%
           Retail Electricity                          581,038         12%                     426,140          6%
           Energy Management & Consulting              912,558         49%                     262,171         39%
           Other (Corporate)                          (447,107)        N/A                    (199,129)        N/A
           Eliminations                               (110,405)        N/A                     (96,301)        N/A
                                             ------------------ -------------------  ------------------ -------------------
           Total                             $       1,017,354         15%                     590,811          7%
                                             ================== ===================  ================== ===================

Book Value per Share

The primary metric that the Company's management uses when making operating and investment decisions is Book Value per Share ("BVPS"). BVPS is calculated as Total Shareholder Equity divided by the Fully Diluted Number of Shares Outstanding as of the measurement date. Management's belief is that if the Company consistently delivers increases in BVPS, it will maximize value to the shareholder over the long term. As of June 30, 2007 the Company's BVPS is $2.59, an increase of 17% during the first six months of 2007.

Analysis of Cash Flows

Operating Activities

During the first half of 2007, net cash provided by operating activities was $1,055,126. This was driven by a number of factors:

     o    Net Income of $1,017,354

     o An increase in Accounts Payable of $239,744, caused by timing of payment cycles; this was offset by an increase in Accounts Receivable of $229,567, caused by the timing of billing cycles and increased billings for W Power due to higher temperatures.

     o An increase in Accrued Liabilities of $223,565 due to accruals for executive bonuses and an increase in retail electricity customer deposits.

     o An increase in Deferred Revenue of $187,901, caused by growth in Priority Power prepaid agreements.

Investing Activities

For the first half of 2007, the net cash used in investing activities was $1,876,321. This was driven by two primary activities:

     o The Company invested $478,491 in the Hampshire Plaza Garage Limited Partnership in exchange for an 18.017% interest in the partnership, as discussed in Note C.

     o    $1,347,425 was used to purchase marketable securities (see Note I).

Financing Activities

Net cash used in financing activities for the first half of 2007 was $250,678. This entire amount is related to Fthe repayment of notes for the purchase of Priority Power (the "NEMA" notes - See Note L).

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 30, 2007 the Company held its annual meeting of Shareholders. As of the record date for the meeting, there were 2,290,589 shares of common stock outstanding and eligible for voting. Additionally, there were preferred shares with voting rights equivalent to 1,036,650 shares of common stock (Preferred A:
333,333 shares, Preferred B: 233,317, Preferred C: 470,000). The Company received votes representing 2,925,654 shares, or 87.9% of the total eligible shares, which constituted a quorum. The following proposals were voted on by the shareholders:

Proposal 1
----------

Description: To elect the current six members of the Board of Directors to another one-year term. The nominees were: Eric Oliver, Jon Morgan, Bruce Edgington, Earl Gjelde, Don Blake and Randy Nicholson.

Results: Each director received over 99% of the eligible votes; the Board is thus elected by a plurality of votes cast.

Proposal 2
----------

Description: The approval and ratification of an amendment to the employment agreement of Pat Ennis, VP of Priority Power, to allow him to receive a portion of his salary as restricted stock.

Results: This proposal received 2,047,874 affirmative votes, or 70% of the eligible votes; the amendment of the employment agreement of Pat Ennis is thus approved and ratified.

Proposal 3
----------

Description: The approval and ratification of an amendment to the employment agreement of John Bick, Managing Principal of Priority Power, to allow him to receive a portion of his salary as restricted stock.

Results: This proposal received 2,044,249 affirmative votes, or 61% of the eligible votes; the amendment of the employment agreement of John Bick is thus approved and ratified.

Proposal 4
----------
Description: The approval and ratification of an amendment to the employment agreement of Kevin Yung, Chief Operating Officer of Amen Properties and President of W Power & Light, to expand the scope of his annual bonus to include all energy-related businesses.

Results: This proposal received 2,027,411 affirmative votes, or 61% of the eligible votes; the amendment of the employment agreement of Kevin Yung is thus approved and ratified.

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


                        AMEN Properties, Inc.


August 14, 2007         By: /s/ Jon Morgan
                            --------------
                            Jon Morgan,
                            Chief Executive Officer


August 14, 2007         By: /s/ Kris Oliver
                            ---------------
                            Kris Oliver,
                            Chief Financial Officer and Secretary

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