Form 10QSB
period 2007-09-30
AMEN PROPERTIES INC
filed 2007-11-15
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                    For the Period Ended September 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From __________to_________.

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

Common Stock, $ .01 Par Value: 3,713,789 shares outstanding as of October 18, 2007.

Transitional Small Business Disclosure Format (check one): Yes  | X |  No  |   |


                                      INDEX

Part I.   FINANCIAL INFORMATION                                                           PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet at September 30, 2007 (Unaudited)                       1

          Consolidated Statements of Income--for the three and nine months ended
          September 30, 2007 and 2006 (Unaudited)                                            2

          Consolidated Statements of Cash Flows-- for the nine months ended
          September 30, 2007 and 2006 (Unaudited)                                            3

          Notes to Consolidated Financial Statements (Unaudited)                             4

Item 2.   Management's Discussion and Analysis or Plan of Operation                         21

Item 3.   Controls and Procedures                                                           25

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                       26

Item 3    Defaults Upon Senior Securities                                                   26

Item 4    Submission of Matters to a Vote of Security Holders                               26

Item 5    Other Information                                                                 26

Item 6    Exhibits                                                                          26

Signatures                                                                                  30

Exhibits

          11.     Computation of Earnings Per Share
          31.1    Certification of Chief Executive Officer.
          31.2    Certification of Chief Financial Officer.
          32.1    Certification of Chief Executive Officer Pursuant to 18 USC  ss. 1350.
          32.2    Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.


                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents (notes A3 and E)                            $       2,596,101
   Accounts Receivable, net of Allowance of $12,865 (note A6)                    1,999,457
   Other Current Assets, net of Allowance of $233,000 (note A7)                    149,435
                                                                            ---------------
       Total Current Assets                                                                 $       4,744,993

RESTRICTED CASH EQUIVALENTS (note E)                                                                2,197,000

PROPERTY and EQUIPMENT (note F)                                                                       163,043

INVESTMENT IN REAL ESTATE (notes C and G)                                                           2,290,303

ROYALTY INTERESTS, at cost net of Accumulated Depletion (note H)                                      127,271

LONG-TERM INVESTMENTS (note I)                                                                      3,442,434

OTHER ASSETS
   Goodwill (see note B)                                                         2,916,085
   Deposits and Other Assets (note J)                                              508,981
                                                                            ---------------
       Total Other Assets                                                                           3,425,066
                                                                                               ---------------
           TOTAL ASSETS                                                                     $      16,390,110
                                                                                               ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                      $         919,286
   Investment Margin Account Payable (note I)                                    1,251,205
   Accrued Liabilities (note K)                                                    898,260
   Current Portion of Non-Related Party Long-Term Obligations (note M)             113,183
   Current Portion of Related Party Long-Term Obligations (note M)                 384,856
   Deferred Revenue (note A14)                                                      64,559
                                                                            ---------------
       Total Current Liabilities                                                            $       3,631,349

LONG-TERM OBLIGATIONS
   Non-Related Party (note M)                                                      760,225
   Related Parties (notes M and N)                                               1,994,754
                                                                            ---------------
       Total Long-Term Obligations                                                                  2,754,979

MINORITY INTEREST (note A16)                                                                           22,553

COMMITMENTS and CONTINGENCIES (note O)                                                                     --

STOCKHOLDERS' EQUITY (note P)
   Common Stock - $0.01 Par Value - 20,000,000 shares authorized
     3,713,789 Shares Issued and Outstanding (note A17)                             37,138
   Additional Paid-In Capital                                                   45,064,991
   Accumulated Deficit                                                        (35,063,426)
   Accumulated Other Comprehensive Income (Loss)                                  (57,474)
                                                                            ---------------
       Total Stockholders' Equity                                                                   9,981,229
                                                                                               ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $      16,390,110
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


                                  AMEN Properties, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                               (Unaudited)


                                                   For the Three Months Ended    For the Nine Months Ended
                                                         September 30,                  September 30,
                                                   --------------------------    ----------------------------
                                                     2007            2006           2007             2006
                                                   ----------     -----------    ------------     -----------
Operating Revenue (note A18):
   Rental Revenue (note C)                     $          --   $     834,128  $           --   $   2,418,702
   Energy Management Fees (note B)                 1,218,381         809,217       3,069,625       1,486,023
   Retail Electricity Revenue                      3,171,945       1,956,012       8,146,175       8,516,667
                                                   ----------     -----------    ------------     -----------

       Total Operating Revenue                     4,390,326       3,599,357      11,215,800      12,421,392
                                                   ----------     -----------    ------------     -----------

Operating Expenses:
   Cost of Goods and Services                      3,180,410       1,934,621       7,404,448       7,818,782
   Rental Property Operations                             --         631,300              --       1,652,483
   General and Administrative                        903,881         539,056       2,450,249       1,272,789
   Depreciation, Amortization and Depletion           38,999         112,022          68,519         319,357
   Corporate Tithing                                  36,186              --         157,569              --
                                                   ----------     -----------    ------------     -----------

       Total Operating Expenses                    4,159,476       3,216,999      10,080,785      11,063,411
                                                   ----------     -----------    ------------     -----------

Income from Operations                               230,850         382,358       1,135,015       1,357,981
                                                   ----------     -----------    ------------     -----------

Other (Expense) Income
   Interest Income                                   106,312          61,023         247,479         169,839
   Interest Expense                                 (89,048)       (343,344)       (220,478)       (690,211)
   Gain on Sale of Investments (note C)                   --       1,405,495              --       1,405,495
   Equity Income From Real Estate Investment           8,908              --          81,627              --
   Other Income                                       20,956       (209,399)          50,789       (299,451)
                                                   ----------     -----------    ------------     -----------

       Total Other (Expense) Income                   47,128         913,775         159,417         585,672
                                                   ----------     -----------    ------------     -----------

Income Before Income Taxes
and Minority Interest                                277,978       1,296,133       1,294,432       1,943,653

Income Taxes (note A13)                                   --              --              --              --

Minority Interest                                         --         (3,547)             900        (60,256)
                                                   ----------     -----------    ------------     -----------

NET INCOME                                     $     277,978   $   1,292,586  $    1,295,332   $   1,883,397
                                                   ==========     ===========    ============     ===========

Net Income Per Common Share - Basic            $         .10   $         .56  $          .77   $         .84
                                                   ==========     ===========    ============     ===========

Net Income per Common Share - Diluted          $         .07   $         .35  $          .51   $         .51
                                                   ==========     ===========    ============     ===========

Weighted Average Number of Common Shares
Outstanding - Basic                                2,755,031       2,290,589       2,447,104       2,247,938

Weighted Average Number of Common Shares
Outstanding - Diluted                              3,708,932       3,723,950       3,692,820       3,681,299

Other Comprehensive Income:
   Net Income                                  $     277,978   $   1,292,586  $    1,295,332   $   1,883,397
   Unrealized Gain / (Loss) on Investment           (56,176)              --        (57,474)              --
                                                   ----------     -----------    ------------     -----------
   Comprehensive Income                        $     221,802   $   1,292,586  $    1,237,858   $   1,883,397
                                                   ==========     ===========    ============     ===========

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                                  AMEN Properties, Inc. and Subsidiaries
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Nine Months Ended September 30,
                                               (Unaudited)

                                                                                 2007               2006
                                                                            ---------------    ---------------
Cash Flows from Operating Activities
   Net Income                                                            $       1,295,332  $       1,883,397
   Adjustments to Reconcile Net Income to Net Cash Provided By
   Operating Activities:
       Depreciation, Amortization and Depletion                                     68,519            319,357
       Gain on Sale of Investments                                                      --        (1,405,495)
       Equity Income from Real Estate Investment                                  (81,627)                 --
       Minority Interest                                                             (900)             60,256
   Changes in Operating Assets and Liabilities:
       Accounts Receivable                                                       (600,225)            381,401
       Allowance for Doubtful Accounts                                             207,124             16,163
       Other Receivables                                                         (350,809)                 --
       Deposits and Other Assets                                                     8,817            117,280
       Deferred Costs                                                                   --             30,692
       Accounts Payable                                                            323,997          (530,342)
       Accrued and Other Liabilities                                               304,621            161,417
       Deferred Revenue                                                             33,774           (52,086)
                                                                            ---------------    ---------------

   Net Cash Provided By Operating Activities                                     1,208,623            982,040
                                                                            ---------------    ---------------

Cash Flows from Investing Activities:
   Purchase of Property and Equipment                                             (83,014)          (402,704)
   Investment in Real Estate                                                     (478,491)            283,152
   Increase in Restricted Cash Equivalents                                              --          (625,736)
   Sales and Maturity of Investments                                                    --          2,100,000
   Increase in Long Term Investments                                           (2,186,354)                 --
   Net Cash Used in Acquisition of Cogdill Enterprises, Inc.                       (6,000)                 --
   Repayments of Notes Receivable                                                       --             50,000
                                                                            ---------------    ---------------

   Net Cash (Used in) Provided By Investing Activities                         (2,753,859)          1,404,712
                                                                            ---------------    ---------------

Cash Flows from Financing Activities:
   Repayments of Long-Term Obligations                                           (353,371)        (2,354,887)
   Net Proceeds from Exercised Warrants                                             37,500            337,495
   Minority Interest Distributions                                                      --           (36,536)
                                                                            ---------------    ---------------

   Net Cash Used In Financing Activities                                         (315,871)        (2,053,928)
                                                                            ---------------    ---------------

Net (Decrease) / Increase in Cash and Cash Equivalents                         (1,861,107)            332,824
                                                                            ---------------    ---------------
Cash and Cash Equivalents at Beginning of Period                                 4,457,208          2,104,428
                                                                            ---------------    ---------------
Cash and Cash Equivalents at End of Period                               $       2,596,101  $       2,437,252
                                                                            ===============    ===============

Non-Cash Investing and Financing Activities:
   Unrealized Loss on Marketable Securities                              $        (57,474)                 --
   Effective April 1, 2006 the Company acquired 100% of Priority Power
   Management and assumed a note payable to sellers                                     --  $       3,230,051
   On September 27, 2006 the Company distributed certain net assets to
   minority interest holders (note C)                                                   --            369,250
   Long Term Investment Financed with Margin Account                             1,251,205                 --
   Effective August 31, 2007 the Company acquired 100% of Cogdill
   Enterprises, Inc. and assumed a note payable to sellers                         456,740                 --
   Effective August 31, 2007 the Company acquired 100% of Cogdill
   Enterprises, Inc. and acquired contract rights                                (456,740)                 --
   Issuance of common stock for compensation                                      (71,336)                 --

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007


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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)


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

     5. Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $2,898,972 as of September 30, 2007. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2007.

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

     The Company has a relationship with a reseller which markets W Power's services on a pre-pay basis. Receivables and the associated reserves are reflected in the Other Current Assets line on the Balance Sheet (Note A7).

     Priority Power trade accounts receivable arise from aggregation fees and other management services. An allowance for doubtful accounts is provided, when considered necessary by management, for estimated amounts not expected to be collectible. No allowance was provided or deemed necessary at September 30, 2007.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)


     At September 30, 2007, accounts receivable consisted of the following:


              Billed electricity receivables                 $        430,109
              Unbilled electricity receivables                      1,014,695
              Billed Aggregation fees                                 388,285
              Unbilled Aggregation fees                               141,733
              Allowance for doubtful accounts                        (12,865)
              Other receivables                                        37,500
                                                                -------------
              Accounts receivable, net                       $      1,999,457
                                                                =============


     7. Other Current Assets

     The Company has a relationship with a reseller which markets W Power's services on a pre-pay basis. During the third quarter, the reseller's receivable balance grew to over $300 thousand due to cash flow issues caused by billing issues and customer turnover. The Company has collateralized a portion of this receivable balance and has increased the allowance for doubtful accounts by $233 thousand specifically for this account.

         At September 30, 2007, Other Current Assets consisted of the following:

              Power reseller receivables                              317,143
              Allowance for doubtful accounts                       (233,000)
              Miscellaneous current assets and receivables             59,292
                                                                -------------
              Other Current Assets, net                      $        149,435
                                                                =============


     8. Depreciation, Amortization and Depletion

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)


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

     11. Goodwill

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

     12. Stock-Based Compensation

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

     13. Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. For the period ended September 30, 2007, no income tax expense has been incurred due to the utilization of the Company's net operating losses. After submitting its 2006 Federal income tax return, the Company had a net operating loss carryforward of approximately $29.5 million.

     14. Deferred Revenue

     Deferred revenue consists of prepaid aggregation fees. Deferred revenue is amortized over the life of the aggregation contract for prepaid aggregation fees.

     15. Corporate Tithing

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

     16. Minority Interest

     Minority interest represents the interest of unit holders of TCTB Partners, Ltd. ("TCTB"), other than the Company, in the net earnings and net equity of TCTB. The unit holder minority interest is adjusted at the end of each

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)

     period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at September 30, 2007 and 2006.

     17. Contingently Convertible Securities

     On August 31, 2007, the Company converted all classes of its Preferred Stock into 1,349,764 shares of the Company's Common Stock as shown in the following table:

                  Number of                                           Number of
          Series   Shares     Purchase Price     Conversion Rate  Common Shares
          ------   ------     --------------     ---------------  --------------
             A     80,000    $      2,000,000   $          3.2444        616,447
             B     50,000             500,000              3.2444        154,111
             B     10,000             100,000               3.424         29,206
             B     20,000             200,000               4.000         50,000
             C     125,000          2,000,000               4.000        500,000

     The contingently convertible securities have not been included in the calculation of diluted earnings per share for any periods in which their effect is antidilutive.

     18. Revenue Recognition

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)


     The Company's gross revenues for aggregation and other services to our customers are recognized upon delivery and include estimated aggregation fees and other services delivered but not billed by the end of the period.

     As of September 30, 2007, the Company recorded unbilled revenue of $141,733 for aggregation fees. Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies. Volume estimates are based on average daily volumes, estimated customer usage and applicable customer aggregation rates. Unbilled revenues are calculated by multiplying volume estimates by our estimated rates by customer. Estimated amounts are adjusted when actual usage and rates are known and billed.

     19. Advertising Expense

     All advertising costs are expensed when incurred. Advertising expenses were approximately $171,467 and $11,007 for the nine months ended September 30, 2007 and 2006, respectively.

     20. Income Per Share

     Income per share is computed based on the weighted average common shares and common stock equivalents outstanding during each period. The Series A, Series B and Series C Convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

     21. Environmental

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

     22. New Accounting Pronouncements

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)


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


NOTE B - BUSINESS COMBINATIONS

     On May 25, 2006, the Company completed the acquisition of 100% of Priority Power Management ("PPM"), effective April 1, 2006, for an aggregate consideration of $3,730,051. Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power. The acquisition resulted in the Company allocating $2,916,085 of the purchase price to goodwill.

     On September 11, 2007 the Company announced the acquisition of 100% of Cogdill Enterprises, Inc. ("CEI"), effective August 31, 2007 for an aggregate consideration of $6,000 and a obligation to pay 95% of the total revenues actually received by the Company each month directly as a result of the contracts originated by Trenton Cogdill for and on behalf of CEI prior to August 31, 2007. CEI provides energy consulting services to over 1,200 religious and related organizations in Texas and the Company believes that CEI's business will integrate with the Company's PPM subsidiary.

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)

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


NOTE D - CONCENTRATIONS OF CREDIT RISK

     The Company maintains cash balances at four financial institutions, which at times may exceed federally insured limits. At September 30, 2007 and 2006 the Company had approximately $2,098,153 and $2,270,635, respectively, of uninsured cash and cash equivalents. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

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


NOTE E - RESTRICTED CASH EQUIVALENTS

     On October 18, 2005, the Company entered into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("Chase"). Under the agreement Chase may, but is not obligated to, issue one or more standby or commercial letters of credit on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance. In order to support the Letters of Credit, the Company, Chase and JP Morgan Securities, Inc. ("JPMorgan") maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMorgan. At September 30, 2007, the Company had deposits with JPMorgan totaling $2,197,000 collateralizing outstanding Letters of Credit.


NOTE F - PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consisted of the following at September 30, 2007:

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)


           Furniture, fixtures and equipment              $        298,092
           Less:  accumulated depreciation                        (135,049)
                                                             -------------

                                                          $        163,043

     Depreciation expense for the nine months ended September 30, 2007 and 2006 was $43,348 and $313,034, respectively. Included in the $313,034 of 2006 depreciation expense is $275,984 of depreciation related to the buildings sold on September 29, 2006.


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

     At September 30, 2007, investment in real estate consisted of the following:

            Real estate investment                         $     2,208,676
            Equity in Undistributed Income from
             Real Estate Investment                                 81,627
                                                              ------------
                                                           $     2,290,303


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

     Depletion expense for the nine months ended September 30, 2007 and 2006 was $2,506 and $6,324, respectively, and accumulated depletion was $35,583 and $32,560, respectively.


NOTE I - LONG-TERM INVESTMENTS

     Securities available-for-sale in the accompanying balance sheet at September 30, 2007 totaled $3,442,435. The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type are as follows:

                                                                                                 Gross
                                                            Market                             Unrealized
                                                            Value          Cost Basis            Losses
                                                        -------------     -------------     ----------------
       Santa Fe Energy Trust (SFF) Common Stock     $      3,380,085  $      3,437,560  $          (57,474)
       Other Securities                                       62,350            62,350                    -
                                                        -------------     -------------     ----------------
       Total                                        $      3,442,435  $      3,499,910  $          (57,474)
                                                        =============     =============     ================

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)

     At September 30, 2007, the SFF investments were pledged to secure related investment margin account payable of $1,251,205.



NOTE J - AMORTIZATION OF INTANGIBLE ASSETS

     Deposits and Other Assets included $434,075 of intangible contract right assets at September 30, 2007. These contract right assets are net of amortization expense of $22,665 and $0 for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense of intangible contract right assets was $22,665 and $0 for the quarter ended September 30, 2007 and 2006.


NOTE K - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at September 30, 2007:

         TDSP (Electricity Delivery) Charges            $           153,335
         Sales Tax                                                  114,464
         Corporate Tithing                                          298,620
         Executive Bonuses                                          108,422
         Customer Deposits                                          163,818
         Other                                                       59,601
                                                              -------------

                                                        $           898,260
                                                              =============

NOTE L - OPERATING SEGMENTS

     The Company's business activities are mainly comprised of three reportable segments, real estate operations, a retail electricity provider ("REP"), and retail energy consulting and aggregation services.

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

     On April 1, 2006, the Company, through its investment in Priority Power, began energy consulting, aggregation and negotiation services for electric consumers. The aggregation of electric consumers is primarily conducted through Priority Power of which Amen is the sole general partner.

     Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for quarter and nine months ended September 30, 2007 and 2006, respectively.

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)


       Three Months Ended September 30, 2007:
       --------------------------------------
                                                                                                     Inter-
                                                                 Energy                             Company
                                              Real Estate       Management      Other and         Transaction     Consolidated
                              REP             Operations        Services        Corporate         Eliminations       Total
                          -------------     ---------------    -------------    -------------    --------------    ------------
Revenues from external
      customers        $     3,171,945   $              --  $     1,218,381  $            --  $             --  $    4,390,326
                          =============     ===============    =============    =============    ==============    ============
  Revenues from other
   operating segments  $            --   $              --  $         7,265  $            --  $        (7,265)  $           --
                          =============     ===============    =============    =============    ==============    ============
     Depreciation,
     amortization and
       depletion       $         5,394   $              --  $        29,491  $         4,114  $             --  $       38,999
                          =============     ===============    =============    =============    ==============    ============

   Interest expense    $         3,924   $              --  $         1,310  $        83,814  $             --  $       89,048
                          =============     ===============    =============    =============    ==============    ============
   Segment net income
         (loss)        $        33,998   $          14,762  $       490,229  $     (213,953)  $       (47,058)  $      277,978
                          =============     ===============    =============    =============    ==============    ============
    Segment assets     $     4,632,298   $       2,368,304  $     2,377,664  $     6,945,516  $         66,328  $   16,390,110
                          =============     ===============    =============    =============    ==============    ============
       Goodwill        $            --   $              --  $            --        2,916,085  $             --  $    2,916,085
                          =============     ===============    =============    =============    ==============    ============
   Expenditures for
    segment assets     $         2,720   $              --  $         6,944  $       810,568  $             --  $      820,232
                          =============     ===============    =============    =============    ==============    ============



       Three Months Ended September 30, 2006:
       --------------------------------------

                                                                                                     Inter-
                                                                 Energy                             Company
                                              Real Estate       Management      Other and         Transaction     Consolidated
                              REP             Operations        Services        Corporate         Eliminations       Total
                          -------------     ---------------    -------------    -------------    --------------    ------------
 Revenues from external
     customers         $     1,956,012   $         834,128  $       809,217  $            --  $             --  $    3,599,357
                          =============     ===============    =============    =============    ==============    ============
   Revenues from other
    operating segments $       305,461   $           5,411  $            --  $            --  $      (310,872)  $           --
                          =============     ===============    =============    =============    ==============    ============
      Depreciation,
      amortization and
        depletion      $         3,876   $         102,270  $         4,583  $         1,293  $             --  $      112,022
                          =============     ===============    =============    =============    ==============    ============

    Interest expense   $        60,325   $         276,769  $        62,582  $            --  $       (56,332)  $      343,344
                          =============     ===============    =============    =============    ==============    ============

   Segment net income
        (loss)         $      (78,124)   $          12,382  $       425,750  $       988,372  $       (55,794)  $    1,292,586
                          =============     ===============    =============    =============    ==============    ============

     Segment assets    $     3,859,107   $         218,984  $     1,075,279  $    12,368,839  $       (99,130)  $   17,423,079
                          =============     ===============    =============    =============    ==============    ============

        Goodwill       $           --    $             --   $           --   $           --   $            --   $          --
                          =============     ===============    =============    =============    ==============    ============
    Expenditures for
     segment assets    $         5,722   $         325,263  $        13,694  $         2,245  $             --  $      346,924
                          =============     ===============    =============    =============    ==============    ============


                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)


       Nine Months Ended September 30, 2007:
       -------------------------------------

                                                                                                     Inter-
                                                                 Energy                             Company
                                              Real Estate       Management      Other and         Transaction     Consolidated
                              REP             Operations        Services        Corporate         Eliminations       Total
                          -------------     ---------------    -------------    -------------    --------------    ------------
 Revenues from external
      customers        $     8,146,175   $              --  $     3,069,625  $            --   $           --   $   11,215,800
                          =============     ===============    =============    =============    ==============    ============
   Revenues from other
   operating segments  $            --   $              --  $        20,925  $            --   $      (20,925)  $           --
                          =============     ===============    =============    =============    ==============    ============
      Depreciation,
    amortization and
       depletion       $        14,145   $              --  $        42,221  $        12,153   $            --  $       68,519
                          =============     ===============    =============    =============    ==============    ============

   Interest expense    $        11,739   $              --  $         1,310  $       207,429   $            --  $      220,478
                          =============     ===============    =============    =============    ==============    ============

  Segment net income
       (loss)          $       615,037   $          96,032  $     1,402,787  $      (661,061)  $      (157,463) $    1,295,332
                          =============     ===============    =============    =============    ==============    ============

     Segment assets    $     4,632,298   $       2,368,304  $     2,377,664  $     6,945,516   $        66,328  $   16,390,110
                          =============     ===============    =============    =============    ==============    ============

        Goodwill       $            --   $              --  $            --        2,916,085   $            --  $    2,916,085
                          =============     ===============    =============    =============    ==============    ============

  Expenditures for
  segment assets       $        27,154   $              --  $         8,789  $     2,367,421   $            --  $    2,403,364
                          =============     ===============    =============    =============    ==============    ============



       Nine Months Ended September 30, 2006:
       --------------------------------------

                                                                                                     Inter-
                                                                 Energy                             Company
                                              Real Estate       Management      Other and         Transaction     Consolidated
                              REP             Operations        Services        Corporate         Eliminations       Total
                          -------------     ---------------    -------------    -------------    --------------    ------------
 Revenues from external
      customers        $     8,516,667   $       2,418,702   $    1,486,023  $            --   $            --   $  12,421,392
                          =============     ===============    =============    =============    ==============    ============
  Revenues from other
   operating segments  $       794,572   $          20,797   $           --  $            --   $      (815,369)  $          --
                          =============     ===============    =============    =============    ==============    ============
     Depreciation,
   amortization and
       depletion       $        10,985   $         293,522   $        7,400  $         7,450   $            --   $     319,357
                          =============     ===============    =============    =============    ==============    ============

    Interest expense   $       163,776   $         553,767   $      125,165  $           136   $      (152,633)  $     690,211
                          =============     ===============    =============    =============    ==============    ============

  Segment net income
       (loss)          $       348,016   $         210,312   $      687,921  $       789,243   $      (152,095)  $   1,883,397
                          =============     ===============    =============    =============    ==============    ============

   Segment assets      $     3,859,107   $         218,984   $    1,075,279  $    12,368,839   $       (99,130)  $  17,423,079
                          =============     ===============    =============    =============    ==============    ============

      Goodwill                      --                  --        2,916,085               --                --       2,916,085
                          =============     ===============    =============    =============    ==============    ============

  Expenditures for
   segment assets      $        10,306   $         381,495   $       14,496  $        (3,593)  $            --   $     402,704
                          =============     ===============    =============    =============    ==============    ============


NOTE M - LONG-TERM OBLIGATIONS

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

     PPM entered into an agreement effective August 31, 2007 to purchase 100% ownership interest in Cogdill Enterprises, Inc. As part of the agreement PPM is obligated to pay 95% of the total revenues actually received by PPM each month directly as a result of the contracts originated by Trenton

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)


     Cogdill for and on behalf of the Company prior to the August 31, 2007. The estimated net present value of the expected future obligation under the CEI agreement is classified as a long term obligation, less the current portion.

     Long-term non-related party obligations consisted of the following at September 30, 2007:


                 Total Notes                              $         2,812,154
                  Less related party portion                       (1,938,746)
                  Less current portion                               (113,183)
                                                               --------------
                                                          $           760,225
                                                               ==============

     Long-term related party obligations consisted of the following at September 30, 2007:

                 Related Party Notes                      $         1,938,746
                  Less current portion                               (251,237)
                 CEI Related Party Notes                              440,864
                  Less current portion                               (133,619)
                                                               --------------
                                                          $         1,994,754
                                                               ==============

     Annual maturities of long-term non-related party obligations at September 30, 2007 are as follows:

                  October 2007 - September 2008                  $       113,183
                  October 2008 - September 2009                          122,213
                  October 2009 - September 2010                          131,963
                  October 2010 - September 2011                          142,491
                  October 2011 - September 2012                          153,859
                  October 2012 and thereafter                            209,699
                                                                    ------------

                                                                 $       873,408
                                                                    ============

     Annual maturities of long-term related party obligations at September 30, 2007 are as follows:

                  October 2007 - September 2008                   $      384,856
                  October 2008 - September 2009                          350,606
                  October 2009 - September 2010                          382,392
                  October 2010 - September 2011                          386,738
                  October 2011 - September 2012                          397,209
                  October 2012 and thereafter                            477,809
                                                                    ------------

                                                                  $    2,379,610
                                                                    ============

NOTE N - RELATED PARTY TRANSACTIONS

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

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)


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
                          ===============       =================      ================      =============

     The following table reflects the issuance of Warrants to the Company's Officers and Directors.

                                             Number of           Common Stock
                                             Warrants             Equivalent
                                           --------------     ------------------

                      Eric Oliver                 28,126                 28,126
                      Jon M. Morgan               28,124                 28,124
                      Bruce Edgington              6,250                  6,250
                                           --------------     ------------------
                      Total                       62,500                 62,500
                                           ==============     ==================

     On May 18, 2006, Jon M. Morgan and Bruce Edgington exercised their outstanding warrants (described above) for a total exercise price of $112,496 and $25,000, respectively. Mr. Morgan received 28,124 shares of common stock and Mr. Edgington received 6,250 shares of common stock upon the exercise of their stock warrants. On August 31, 2007, Eric Oliver exercised 9,375 warrants for a total exercise price of $37,500.

     On August 31, 2007, all of the Company's classes of Preferred Stock were converted in Common Stock of the Company, as described in Note A17. As a part of this conversion, Eric Oliver, Jon Morgan and Bruce Edgington received shares of Common Stock in the amounts shown in the table above.

     On May 25, 2006, the Company completed its acquisition of all of the outstanding partnership interests in Priority Power pursuant to a Securities Purchase Agreement by and between the Company and its subsidiary, NEMA and the partners of Priority Power dated May 18, 2006. The total purchase price was $3,730,051, comprised of (i) $500,000 in cash, and
     (ii) promissory notes with the aggregate principal amount of $3,230,051 (see note N) from the Company and NEMA and payable to the sellers. There are several business relationships among Priority Power, its partners, the Company and its subsidiaries, and their respective affiliates. The Company's retail electricity provider subsidiary, W Power, has contractual relationships with Priority Power with respect to providing electricity to less than 0.2% of Priority Power's clients and the Company believes W Power will not provide energy to any Priority Power clients in the future. Additionally certain of the selling partners of Priority Power are customers of W Power none of which are considered significant customers. In addition, certain of the selling partners of Priority Power are also five percent or more stockholders of the Company or affiliates of stockholders of the Company, including an affiliate of Jon M. Morgan, the President and Chief Executive Officer of the Company, and Eric L. Oliver, the Chairman of the Board of Directors of the Company. Jon M. Morgan is a fifty percent owner of Anthem Oil and Gas, Inc which was a selling limited partner of Priority Power. Mr. Morgan also owned a one third interest in the selling general partner of Priority Power Management, Ltd. Eric L. Oliver owned a thirty-seven and a half percent interest in a selling limited partner of Priority Power, Oakdale Ventures, Ltd.

     On September 11, 2007 the Company announced the acquisition of 100% of Cogdill Enterprises, Inc. ("CEI"), effective August 31, 2007 for an aggregate consideration of $6,000 and a obligation to pay 95% of the total revenues actually received by the Company each month directly as a result of the contracts originated by Trenton Cogdill for and on behalf of the CEI prior to the August 31, 2007. Trenton Cogdill is now an employee of Priority Power.

     The following table reflects the portion of the Company's long-term obligations payable to related parties as of September 30, 2007:

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)

                                                                       Total
                                                                 ---------------

                Eric Oliver,  Chairman of the Board           $          11,125
                Jon M. Morgan , CEO                                     496,962
                Padraig Ennis, VP of Priority Power                      76,577
                John Bick, Managing Principal of Priority
                Power                                                   198,415
                Trenton Cogdill, Priority Power                         307,245
                5% Shareholders                                         904,430
                                                                 ---------------
                Total                                         $       1,994,754
                                                                 ===============

     Under the Company's long-term obligation to John Bick and Padraig Ennis, each party has the right to receive their note payments in the form of common stock.

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

     Mr. Jon Morgan, CEO of the Company, and his affiliate were among the Selling Partners and the sale of their undivided interest in the Properties resulted in Mr. Morgan receiving a net check in the amount of $79,317. Mr. Morgan is also an owner and officer of the General Partner of TCTB, and took actions in such capacity in connection with this transaction in addition to acting as an officer of the Company. As an owner of such General Partner, Mr. Morgan indirectly received an additional $5,300 from the sale of the General Partner's interest in the Properties


     During the quarter ended September 30, 2007, certain members of the Company's Board of Directors were issued stock options under the Company's 1998 Stock Option Plan (See Note P).


NOTE O - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Power Purchase Contracts

     Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements are estimated as follows as of September 30, 2007:


                  2007                                   $      1,160,931
                  2008                                            874,293
                                                            -------------

                           Total                         $      2,035,224
                                                            =============


NOTE P - STOCK OPTION PLAN

     The table below summarizes the Company's stock option activity for the quarter ended September 30, 2007:

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)



                                                   Options            Weighted
                Options Outstanding             Outstanding        Average Price
         ---------------------------------     --------------      -------------

             Outstanding June 30, 2007               269,206        $   11.65

                Options exercised                          -                -

                Options forfeited                          -                -

                  Options issued                      23,157        $    5.67
                                               --------------      -------------

          Outstanding September 30, 2007             292,363        $   11.17
                                               ==============      =============

     At September 30, 2007 the 292,363 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 3.79 years. For the quarter ended September 30, 2007 the Company issued 23,157 options to the following members of the Board of Directors as compensation for their service to the Company:

                      Director             # Options Issued        Strike Price
                      --------             ----------------        ------------
                      Bruce Edgington           5,925                  $5.67
                      Earl Gjelde               5,969                  $5.67
                      Randy Nicholson           5,294                  $5.67
                      Don Blake                 5,969                  $5.67


NOTE Q - MATERIAL SUBSEQUENT EVENT

     The Company has entered into a Purchase and Sale Agreement dated November 8, 2007 with Bank of New York Trust Company, N. A., the trustee of Santa Fe Energy Trust (the "Trust") to purchase all of the Net Profits Royalties owned by the Trust. The assets to be sold consist of the Trust's interests in certain royalty interests and working interests in oil and gas properties located in a number of different states. The Company made an earnest money deposit to the Trust of approximately $7.5 million in connection with the execution of the Agreement, which will be applied to the purchase price at closing or returned to the Company upon termination of the Agreement except for termination resulting from a breach of the Agreement by the Company, litigation enjoining the transaction or lack of any required governmental consents. The Trust Purchase and Sale Agreement provides for a total purchase price of $50.4 million, subject to certain adjustments and customary closing conditions. Specifically, the Agreement provides for upward and downward adjustments to the purchase price for a number of factors including title issues, environmental issues, adjustments to estimated reserves and changes in the market price of West Texas Intermediate Crude Oil. The Agreement also provides that the parties can terminate the Agreement upon the occurrence of certain events customary for transactions of this type, including without limitation the right of the Trust to terminate the transaction if the amount of the environmental defects asserted exceeds 20% of the purchase price, and the right of either party to terminate if the total adjustment to the purchase price related to changes in estimated reserves is in excess of $4 million. The parties intend to consummate the transaction on or about December 17, 2007 with an effective date of October 1, 2007.

     The Company owns 139,500 units of the Trust and is part of an affiliated ownership group, which includes certain of the Company's officers and directors, that owns 701,393 units of the Trust, approximately 11% of the outstanding units. The Company will continue to receive regular distributions from the Trust until its liquidation on or before February 15, 2008.

     Additionally, the Company has entered into a Purchase and Sale Agreement dated November 8, 2007 with Devon Energy Production Company, L. P. ("Devon") to acquire Devon's working and royalty interests in the

                     AMEN Properties, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               September 30, 2007
                                   (Unaudited)

     properties that are subject to the Net Profits Royalties owned by the Trust. The Devon Purchase and Sale Agreement provides for a total purchase price of $5.6 million, subject to certain adjustments and customary closing conditions. Specifically, the Agreement provides for upward and downward adjustments to the purchase price for a number of factors including title issues, environmental issues, and adjustments to estimated reserves. The parties intend to consummate the transaction contemporaneously with the Trust transaction on or about December 17, 2007.

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

Overview

AMEN Properties, Inc., (the "Company") is engaged in owning and managing energy related business properties. The Company is a holding company and conducts its operations through AMEN Delaware, LP ("Delaware"); AMEN Minerals, LP ("Minerals"), W Power and Light, LP ("W Power") and Priority Power Management, Ltd ("Priority Power") each being a wholly owned subsidiary of the Company. The company's primary business activities are:

     o Retail Electricity - The Company is engaged in the retail electricity market as a retail electric provider serving both retail and wholesale customers within the state of Texas through W Power.
     o Energy Aggregation, Brokering and Consulting - Effective April 1, 2006, AMEN Properties acquired 100% of Priority Power Management, Ltd. a Texas limited partnership, and Priority Power Management, Dallas, Ltd. a Texas limited partnership, (collectively referred to as "Priority Power"). Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power's business is complimentary to the retail electricity provider business conducted by the Company's subsidiary W Power. On August 31, 2007, AMEN Properties acquired Cogdill Enterprises, Inc., dba Cogdill Energy Consultants, a leading energy consulting firm to religious groups and other commercial and industrial customers located primarily in Texas. Cogdill has since been integrated with Priority Power.
     o Oil & Gas Royalties - The Company's present oil and gas royalty holdings are through Minerals, which owns two oil and gas royalty properties, one in Nowata County, Oklahoma and the other in Hemphill County, Texas.
     o Real Estate - As of December 31, 2006, the Company, through Delaware's investment in a real estate joint venture, has a commercial real estate portfolio consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area which was exchanged for 17.8% interest in a real estate limited partnership on March 19, 2007.

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

We believe that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

     o    Impairments,

     o    Acquisition of operating properties,

     o    Revenue recognition,

     o    Consolidation of variable interest entities,

     o    Allowance for doubtful accounts and

     o    Stock options

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

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from its tenants and billed and unbilled customer retail electricity usage flowed for a given period. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants and customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income. The Company estimated the allowance for doubtful accounts related to W Power's billed account receivables to be approximately 0.2% percent of W Power's retail electricity billed revenue for the quarter ended September 30, 2007. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.


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

Results of Operations

Overview
--------

For the nine months ended September 30, 2007, the Company generated fully diluted earnings of $0.51 per share, in line with earnings for the same period in 2006. As a reminder, Priority Power was acquired April 1, 2006, so the Company's 2006 numbers only include six months of Priority's business. Priority's growth and the Company's reduced debt as a result of withdrawing from the real estate business enabled the company to maintain earnings despite the third quarter typically being marginally profitable in the retail electricity segment due to high wholesale electricity and capacity costs across the hot summer months in Texas. The trend of mild temperatures experienced during the first half of 2007 continued through the summer months of July, August, and September. Despite reduced consumption resulting from these mild temperatures, W Power realized a 25% increase in delivered energy compared to the same period last year by growing its portfolio of customers. The mild weather also had an effect on Priority's revenues for certain consumption-based fees for a portion of its client base.

Revenues
--------

Total operating revenues for the first nine months of 2007 were $11,215,800, a decrease of 10% versus the same period in 2006, as shown in the table below:

                                                  Nine Months Ended
   Description                      9/30/07          9/30/06          Change
   ---------------------------    -------------     -----------    -------------
   Rental Revenue              $             -   $   2,418,702   $  (2,418,702)
   Energy Management Fees            3,069,625       1,486,023        1,583,602
   Retail Electricity Revenue        8,146,175       8,516,667        (370,492)
                                  -------------     -----------    -------------
   Total                       $    11,215,800   $  12,421,392   $  (1,205,592)
                                  =============     ===========    =============

As shown above, Rental Revenue was eliminated due to the Company's disposition of real estate assets, as described in Note C to the financial statements. Despite a 25% increase in delivered retail energy volume, W Power's revenue fell by 4% due to reduced wholesale volumes and lower retail billing rates resulting from reduced natural gas and electricity prices in the wholesale markets. Priority Power's revenue growth was caused primarily by 2007 consisting of nine months versus six months in 2006 as well as new customer acquisition supplemented by increased volume and expanded service offerings to existing customers.

Operating Expenses
------------------

Operating Expenses for the first nine months of 2007 decreased $982,626, a decline of 9% versus the same period in 2006. The decline was driven by the elimination of expenses associated with Real Estate Operations ($1,652,483 in 2006) and a decrease of $414,334 in Cost of Goods and Services, driven primarily by reduced wholesale power supply rates associated with W Power. These decreases were partially offset by an increase in General & Administrative expenses of $1,177,460, caused primarily by nine months of Priority Power business in 2007 versus six months in 2006.

Net Margin
----------

The Company's net margin declined in the first nine months of 2007, primarily due to the gain on sale of real estate assets in the third quarter of 2006 (see note C). This decline in margin was mitigated by improvement in W Power profitability and growth in Priority Power's higher-margin business, as shown in the table below (see Note L for more segment financial data):


                                             Nine Months Ended 9/30/07      Nine Months Ended 9/30/06
                                            ----------------------------   ----------------------------
         Segment                             Net Income   Net Margin %      Net Income   Net Margin %
         --------------------------------   ----------------------------   ----------------------------
         Real Estate                      $       96,032       N/A       $      210,312       9%
         Retail Electricity                      615,037       8%               348,016       4%
         Energy Management & Consulting        1,402,787       46%              687,921       46%
         Other (Corporate)                     (661,061)       N/A              789,243       N/A
         Eliminations                          (157,463)       N/A            (152,095)       N/A
                                            ----------------------------   ----------------------------
         Total                            $    1,295,332       12%            1,883,397       15%
                                            ============= ==============   ============= ==============

Book Value per Share
--------------------

The primary metric that the Company's management uses when making operating and investment decisions is Book Value per Share ("BVPS"). BVPS is calculated as Total Shareholder Equity divided by the Fully Diluted Number of Shares Outstanding as of the measurement date. Management's belief is that if the Company consistently delivers increases in BVPS, it will maximize value to the shareholder over the long term. As of September 30, 2007 the Company's BVPS is $2.70, an increase of 20% during the first nine months of 2007.

Analysis of Cash Flows

Operating Activities
--------------------

During the first nine months of 2007, net cash provided by operating activities was $1,208,623. This was driven by a number of factors:

     o    Net Income of $1,295,332.
     o An increase in Accounts Payable of $323,997, caused by timing of payment cycles; this was offset by an increase in Accounts Receivable of $600,225, caused by the timing of billing cycles and increased billings for W Power due to higher temperatures.
     o An increase in Accrued Liabilities of $304,621 due to accruals for executive bonuses, tithing and an increase in retail electricity customer deposits.
     o An increase in Allowance for Doubtful Accounts of $207,124, caused by a specific reserve for a receivable balance from a W Power reseller (see note A7); this receivable balance was the primary cause for the increase in Deposits and Other Assets of $350,809.

Investing Activities
--------------------

For the first nine months of 2007, the net cash used in investing activities was $2,753,859. This was driven by two primary activities:

     o The Company invested $478,491 in the Hampshire Plaza Garage Limited Partnership in exchange for an 18.017% interest in the partnership, as discussed in Note C.
     o    $2,186,354 was used to purchase marketable securities (see Note I).

Financing Activities
--------------------

Net cash used in financing activities for the first nine months of 2007 was $315,871. This is primarily related to repayment of notes for the purchase of Priority Power (the "NEMA" notes - See Note M).

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

10.5*          1998 Stock Option Plan

10.6**         1998 Stock Option Plan, as amended February 26, 1999

10.7##         1998 Stock Option Plan, as amended March 3, 2000

10.8++ Stock Purchase Agreement between the Company and A. Scott Dufford for Series A Preferred Stock dated September 29, 2000

10.9++ Stock Purchase Agreement between the Company and John R. Norwood Norwood for Series A Preferred Stock dated September 29, 2000

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

                                       AMEN Properties, Inc.


November 14, 2007                      By: /s/ Jon Morgan
                                       ---------------------------------------
                                       Jon Morgan,
                                       Chief Executive Officer


November 14, 2007                      By: /s/ Kris Oliver
                                       ----------------------------------------
                                       Kris Oliver,
                                       Chief Financial Officer and Secretary

INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -------------------
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