Form 10KSB
period 2007-12-31
AMEN PROPERTIES INC
filed 2008-04-07
CIK 1037599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

Commission File No. 000-22847

AMEN Properties, Inc.
(Exact Name of Registrant in Its Charter)

Delaware	54-1831588
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

303 W. Wall Street, Suite 2300 Midland, Texas	79701
(Address of Principal Executive Offices)	(ZIP Code)

432-684-3821
Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered under Section 12(g) of the Exchange Act:

None
Title of each class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     / /

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes / / No /X/

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  / /    No /X/

The issuer’s revenues from operations for the twelve months ended December 31, 2007 were $14,311,330.

The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold at March 17, 2008 was approximately $22.8 million.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons are deemed to be affiliates.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes / /   No / /

The total number of shares outstanding of the issuer's common stock as of March 17, 2008 was 3,747,119.

Transitional Small Business Disclosure Format (Check One):  Yes / / No  /X /

Documents Incorporated by Reference

Exhibits to certain of the Company’s filings are incorporated by reference as Exhibits to this Report as set forth in Part III, Item 13.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Annual Reports / Code of Conduct

The Company makes available, free of charge, its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (the “SEC”).  These reports may also be obtained directly from the SEC via an Internet site (http://www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company will also provide to any person, free of charge, a copy of the Company’s Code of Business Conduct and Ethics upon request made to the Company at 303 West Wall St., Suite 2300, Midland, Texas 79701, attn: Mr. Kris Oliver.

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

Company Background

·	The Company was originally incorporated as DIDAX, Inc, in January 1997
·	Until December 2002 the Company operated under the name Crosswalk.com; its primary businesses were operation of the Christian web portal crosswalk.com™ and a direct mail advertising service.
·
During the last quarter of 2002, the Company sold substantially all of its assets with the exception of the Company’s accumulated Net Operating Loss (“NOL”) and changed its name to AMEN Properties, Inc.

·	A revised business plan was approved by the shareholders in 2002, and called for the Company to grow via the selective acquisition of cash-generating assets in three categories:
-	Commercial real estate in secondary stagnant markets
-	Commercial real estate in out of favor growth markets
-	Oil and gas royalties

During the time the Company operated as crosswalk.com™, it generated a Net Operating Loss in excess of $30 million.  Provisions in the United States Federal Tax Code dictate that a significant ownership change (in excess of 50% in a three-year period) would eliminate the Company’s ability to use the NOL to offset its Federal Income Tax liability.  It is the Company’s intention to preserve its NOL, which requires funding our growth without access to many traditional sources of capital which would result in a significant change in ownership.

Company Organization

In initiating the 2002 business plan the Company, in October 2002, formed the following entities:

·	NEMA Properties LLC (“NEMA”), a Nevada limited liability company 100% owned by AMEN
·	AMEN Delaware LP (“Delaware”), a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner
·	AMEN Minerals LP (“Minerals”), a Delaware limited partnership, owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner.

On July 30, 2004, the Company formed W Power and Light LP (“W Power”), a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner. On May 18, 2006, the Company acquired 100% of Priority Power Management, Ltd. and Priority Power Management Dallas, Ltd. (collectively “Priority Power”) effective April 1, 2006.  Priority Power is owned 1% by AMEN, as the sole general partner, and 99% by NEMA, as the sole limited Partner.

As used herein, the terms “Company” and “AMEN” and references to “we” and “our” refer to all of AMEN Properties, Inc., NEMA, Delaware, Minerals, and W Power and Priority Power unless the context otherwise requires.

Status of 2002 Business Plan

The Company’s first act in implementing the 2002 business plan was the acquisition of a 64.9% limited partnership interest in TCTB Partners, Ltd. (“TCTB”), a real estate investment partnership which owned two commercial office properties in Midland, Texas (collectively referred to as “the Properties” - See Item 2 below for further description of the Properties).  Effective January 1, 2004, the Company acquired an additional 6.4% limited partnership interest in TCTB giving the Company a 71.3% interest.

Effective September 27, 2006, the Company entered into an agreement to contemporaneously distribute TCTB’s assets to the limited partners and sell 75% of their undivided interest in the Properties to an unaffiliated third party.  TCTB held record title to the remaining undivided 25% interest in the Properties beneficially owned by the Partners of TCTB (“Selling Partners”), including the Company’s 18.0% ownership in the Properties. Effective March 1, 2007 the Company contributed its remaining ownership in the Bank of America Tower and the Century Plaza Tower to HPG Acquisition, LLC; a Texas Limited Liability Company.  The owners of the Properties, entered into a Management Agreement with TCTB Management Group, LLC (“Management”) dated September 29, 2006 relating to the management of the Properties.  The Management Agreement expired August 31, 2007. The Properties are now managed by Mr. Jon Morgan, President and CEO of the Company.

Due to the Company’s inability to find viable real estate investment opportunities in secondary and out-of-favor markets, the decision was made to revise the business plan and focus on other opportunities for growth.  The distribution and sale of a majority of TCTB’s assets resulted in the Company maintaining a relatively small investment in Real Estate and deemphasizing that market as a source of growth.

One of the original components of the 2002 Business Plan was to leverage the expertise of the Company’s management in the acquisition of oil and gas royalties.  In December of 2007, the Company acquired a one third interest in SFF Royalty, LLC (“SFF Royalty”) and SFF Production, LLC (“SFF Production”), (collectively “SFF Group”).  Through its ownership in these entities, the Company participates in the income generated from oil and gas royalties and working interests in over 1,200 properties in several states.

Expansion into Electricity

A new opportunity was created when the Texas Legislature adopted the Texas Electric Choice Plan, which effectively deregulated the electricity marketplace in the State of Texas, the largest electricity market in the United States.  The Company formed a new subsidiary, W Power, to serve the Texas market as a retail electricity provider (“REP”).  In September 2004 the Public Utility Commission of Texas (“PUCT”) awarded W Power a license to begin commercial REP operations in Texas and in November 2004 W Power received its certification from the Electric Reliability Council of Texas (“ERCOT”).  As a REP, W Power sells electricity and provides the related billing, customer service, collection and remittance services to residential, commercial, and industrial customers.  W Power offers its customers low electricity rates, flexible payment and pricing choices, simple terms and responsive customer service.  The Texas regulatory structure and legislation permits independent REPs (companies unaffiliated with an incumbent utility in a particualar geographic area), such as W Power, to procure and sell electricity at unregulated prices and pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to the customers.

Deregulation of the Texas electricity market also created opportunities for companies to provide energy management and consulting services to commercial customers.  In 2006 the Company acquired Priority Power, one of the leading electricity aggregation, brokering and consulting firms in the State of Texas.  Priority provides services to its customers in the areas of load aggregation, natural gas and electricity procurement, energy risk management, and energy consulting in both regulated and deregulated domestic markets.

Operations

The Company’s management consists of the following:

·	Jon Morgan, Chief Executive Officer
·	Kevin Yung, Chief Operating Officer
·	Kris Oliver, Chief Financial Officer and Secretary

The Company has 27 total employees, 23 of which are full time.

Retail Electricity

W Power provides electricity and energy services to retail and wholesale customers in the State of Texas.  W Power has approximately 2,000 retail electricity customers ranging from residential and small businesses to large commercial, industrial and governmental/institutional customers.  During 2007, W Power delivered approximately 75,627 Megawatt Hours (“MWhrs”) of electricity to its retail customers, and 12,289 MWhrs of electricity to its un-affiliated wholesale customers.  Our business operations consist primarily of providing retail electricity to retail customers and providing wholesale energy as a qualified scheduling entity (“QSE”) or power marketer to competitive retail electricity providers.

W Power is responsible for its customer’s account initiation and termination as well as energy supply management, scheduling, billing/remittance processing, and customer service.  ERCOT oversees all aspects of the Texas power grid, and all retail electric providers must be certified by ERCOT to operate in the Texas markets.  ERCOT was founded in 1970 to oversee the Texas power grid and under deregulation ERCOT serves as the Independent System Operator of the power grid in Texas and enables retail providers, generators, transmission and distribution service providers, and ultimately customers, to operate in a deregulated marketplace in Texas.  ERCOT is continuously performing five major processes to support the retail provider:

·	Customer Registration
·	Market Operations
·	Power Operations
·	Load Profiling, Date Acquisition and Aggregation
·	Settlements, Billing and Financial Transfer

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

Wholesale Energy

W Power is a registered Power Marketer in Texas. A power marketer is an entity that owns electric energy in Texas for the purpose of selling the electric energy at wholesale prices but does not own generation, transmission, or distribution facilities and does not have a certificated service area. W Power, as a power marketer and an ERCOT QSE, acquires wholesale electric energy for resale to itself and other REPs in the Texas market. W Power buys 100% of its energy for its retail operations from its wholesale operations. W Power’s wholesale energy operations group currently sells wholesale electricity to W Power as well as one other REP. Sales to this external REP are not governed by a contractual agreement, but rather a daily transaction subject to W Power being prepaid prior to assignment of the purchased electricity.

Electricity Aggregation and Energy Management and Consulting

Priority Power provides electricity aggregation services in Texas, and either is or has performed electricity and natural gas procurement, energy risk management, and energy consulting in an additional 21 states. Priority Power manages approximately 1.7TWhrs (Terawatt hours) of annual electricity demand and 40 bcf (billion cubic feet) of physical and financial natural gas annually for its customers, representing an annual energy spend of approximately $650 million.

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

Discontinued Operations

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

In the first quarter of 2008, the Company adopted a plan to sell ChooseEnergy.com, its online electricity brokering business.  (See Note S to the financial statements for additional information).

Marketing and Sales

W Power customers are acquired through outside sales channels such as electricity aggregators and brokers, as well as referrals from existing customers and relationship marketing. These channels provide a cost-effective means of customer acquisition in the commercial and residential markets. The outside sales channels typically have an exclusive agreement with an end-use customer to assist with the selection of a REP. W Power competes aggressively to attract quality customers through these channels. W Power has made a conscious decision not to initiate a large-scale marketing plan, or develop a significant internal sales and marketing organization consistent with its controlled growth strategy.

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

Competition

For the Company’s retail electric provider, W Power, the competitors broadly fall in two categories.  The first category consists of the Affiliated REPs who are the incumbent suppliers to their respective “Price-To-Beat” customers (residential and small commercial) in specific geographic locations.  As noted below under “Impact of Government Regulation and Environmental Laws”, the ability for the Affiliated REPs to compete on price in their incumbent markets is dictated by specific rules.  However, in all cases, the Affiliated REPs enjoy the highest levels of brand recognition and familiarity, requiring competitive REPs, including W Power, to convince customers to switch their service away from the Affiliated REPs.  The Affiliated REPs include: TXU Energy, Reliant Energy, First Choice Power, WTU Retail Energy, and CPL Retail Energy.  The latter two Affiliated REPs are owned by Direct Energy, a unit of Centrica PLC.  Outside of their incumbent markets, these Affiliated REPs compete in the same regulatory environment as does W Power.

The second category of competitors is independent REPs and includes but is not limited to, Green Mountain Energy, Cirro Energy, Strategic Energy, Constellation Energy, Tractebel Energy Services, and Champion Energy. Some of the REPs choose to compete only in the small commercial segment, while others compete in the residential, small commercial and industrial segments.  The sizes of these REPs vary as do their approaches to the market.

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

The Company believes its energy supply management and consulting business—Priority Power—is currently one of the largest electricity aggregators in Texas. Competitors include Lower Power Bill, Teague Energy Services, Summit Energy, Power Brokers, and other registered and non-registered entities. The Company believes Priority Power is the only registered aggregator to continually use aggregation successfully for the benefit of its clients within Texas. Some of these competitors have significantly more market share than Priority Power in states outside of Texas.

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

As part of the Texas Senate Bill 7, the formerly integrated utilities were essentially split apart into three businesses: 1) unregulated wholesale businesses for power generation, 2) regulated transmission and distribution service providers (“TDSPs”) and 3) unregulated REPs.  The REPs that were formed by the formerly integrated utilities are referred to as “Affiliated REPs”.  These Affiliated REPs are subject to restrictions on their ability to compete on price in their own markets (the areas previously serviced by the integrated utility) to foster competition through price discounts from competitors.  The two largest Affiliated REPs in Texas are TXU Energy and Reliant Energy, serving Dallas/Fort Worth and Houston areas, respectively.  The other Affiliated REPs include First Choice an affiliate of Texas New Mexico Power, American Electric Power/Central Power and Light, and American Electric Power/West Texas Utilities.

Effective January 1, 2002, all customers previously with the integrated utility, whose annual electricity demand was under a megawatt (most small commercial and residential customers), were transferred to Affiliated REPs to be served on a month-to-month rate, known as the “Price-To-Beat” until such time that these customers choose to be served by an independent REP.  The “Price-To-Beat” rate, set by the PUCT, was to serve as the benchmark, allowing independent REPs such as W Power the flexibility to set their own prices to customers in each market.

The “Price-To-Beat” rule requires the Affiliated REPs to charge a regulated, fixed rate in their respective incumbent markets until certain conditions are met.  For small commercial consumers, Affiliated REPs were required to only charge the “Price-To-Beat” rate until either 40% of the load in their incumbent market has been lost to other REPs or until January 1, 2005.  All of the affiliated REPs met the 40% threshold for small commercial consumers prior to January 1, 2005.  For both small commercial consumers and residential consumers, Affiliated REPs were restricted from charging a rate higher than the “Price-To-Beat” in their incumbent market until January 1, 2007, without the approval of the PUCT.

Three critical elements that we believe are essential to have a successful retail electricity market are present in Texas.  First, the wholesale energy market is competitive, thereby enabling retailers to purchase supply at competitive prices using bilateral agreements.  Second, a common framework for operating throughout Texas has been established to enable retailers to effectuate switching, billing, service orders and other necessary transactions with ERCOT (as a clearinghouse) and with the transmission and distribution service providers.  Third, a regulatory framework has been established that encourages competition by enabling the Affiliated REP to adjust the “Price-To-Beat” based on the movement in natural gas or purchased power prices.  This unique “Price-To-Beat” mechanism ensures that the retail margins in the market can be preserved if commodity costs increase.

With regard to investments in oil and gas royalties, the production, transportation and sale of natural gas from underlying properties are subject to federal and state governmental regulation, including regulation and tariffs charged by pipelines, taxes, the prevention of waste, the conservation of gas, pollution controls and various other matters.  The Federal Government and each state have governmental power to impose measures that could increase the cost of oil and gas properties.  The Federal Energy Regulatory Commission (“FERC”) has jurisdiction with respect to various aspects of gas operations including the marketing and production of gas.  The Natural Gas Act and the Natural Gas Policy Act (collectively, the "Acts") mandate federal regulation of the interstate transportation of gas.  Numerous concerns regarding the interpretation and implementation of several provisions of the Acts have led to lawsuits and administrative proceedings to challenge the validity of the Acts.  The FERC is also considering various policies and proposals that may affect the marketing of gas under new and existing contracts.  Accordingly, we are unable to predict the impact of any such governmental regulation.

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

Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials that are located on or under the property.  Specific asbestos remediation took place in the Bank of America Tower (as defined herein) prior to the Company’s ownership.  Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of those substances. In connection with our ownership and operation of properties, we may be liable for these costs, which could be substantial.  Also, our ability to arrange for financing secured by that real property might be adversely affected because of the presence of hazardous or toxic substances or the failure to properly remediate any contamination.  In addition, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from our properties.

In addition, under the Americans with Disabilities Act (“ADA”), all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons.  While we believe that the Properties comply in all material respects with these physical requirements or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided, a determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants.  Any required modifications to comply with the ADA would most likely result in unplanned cash expenditures that could impact our ability to meet our financial objectives.

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

“The Corporation shall:

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

4.	Permit any party to utilize the name, goodwill, trade marks, or trade names of the Corporation in any course of action or dealings which the Corporation itself is herein prohibited from taking.”

“In addition to any other appropriate legend, prior to its issuance each and every share certificate to be issued by this Corporation shall be inscribed with a legend that states:

‘This Corporation is a religious corporation.  All shares of this Corporation are subject to the terms as set forth in the BYLAWS of the corporation which restricts the amendment or deletion of that section of the BYLAWS which prescribes a corporate Statement of Faith in the LORD JESUS CHRIST and directs or prohibits certain corporate actions on the basis of the Statement of Faith.’”

The Bylaws also state:

“No amendment to this Article XIII and no other superseding or conflicting provision of these BYLAWS, the ARTICLES OF INCORPORATION, or any shareholder agreement shall be adopted unless the result of the count of votes approving the amendment is 90% affirmative without dissension and a minimum of two-thirds of the shares outstanding are represented and voting.  Such vote must be made at an actual special meeting of the shareholders called by written notice delivered to each shareholder not less than 10 nor more than 60 days prior to the date of the meeting.  Time is of the essence as to this notice provision and no extension of the time of the meeting or adjournment of the meeting to a date outside the notice period shall be permitted except upon the affirmative vote of not less than 70 percent of the shares then issued and outstanding.”

ITEM 2.  DESCRIPTION OF PROPERTIES

Real Estate Investment Policy

While we have not abandoned our 2002 business plan, in the near term we will continue to focus on growing the Company’s energy related businesses rather than real estate.  These businesses include W Power, Priority Power and our investments in oil and gas properties.  While this remains our primary focus, we will continue to entertain unsolicited opportunities in real estate and other cash generating assets.

Description of Real Estate and Operating Data

Prior to September 29, 2006 the Properties were owned by TCTB and managed and operated by TCTB Company, Inc., as general partner of TCTB.  AMEN initially acquired 64.9% of the limited partnership interest of TCTB in 2002 and an additional 6.485% effective January 1, 2004.  The Properties consist of commercial real estate in Midland, Texas.

The Company entered into an agreement to distribute assets with an effective date of September 27, 2006, by and among the partners of TCTB.  The Properties constituted substantially all of the assets of TCTB prior to the transactions described herein and were subject to a lien to secure a promissory note (the “Note”) payable to Wells Fargo Bank Texas, N.A.  The partners of TCTB agreed that it was in their best interest to distribute undivided interests in the Properties to the partners according to the sharing ratios of the Partnership in connection with the sale of interests in the Properties described below.  The Bank agreed to allow TCTB to distribute the Properties to the partners of TCTB in exchange for the payoff of the Note.

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

TCTB held record title to the undivided 25% interest in the Properties beneficially owned by the Selling Partners, including the Company’s remaining 18% that was not included in the sale to Buyers through March 1, 2007.  Effective March 1, 2007 the Company contributed its remaining 18% ownership in the Bank of America Tower and the Century Plaza Tower to HPG Acquisition, LLC; a Texas Limited Liability Company.  After the sale, TCTB, the Selling Partners and the Buyers, as all of the owners of the Properties, entered into a Management Agreement with TCTB Management Group, LLC (“Management”) dated September 29, 2006 relating to the management of the Properties.  The Management Agreement expired August 31, 2007. The Properties are now managed by Mr. Jon Morgan, President and CEO of the Company.

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

None during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

AMEN Properties, Inc.’s common stock is traded on the NASDAQ Capital Markets stock market (“NASDAQ”) under the symbol “AMEN”.

The following table sets forth the ranges of high and low sales prices of our common stock for each quarter within the last two fiscal years and through March 15, 2008, as reported on the NASDAQ.

	High	Low
First Quarter 2006:	$ 6.11	$ 4.50

Second Quarter 2006:	$ 8.40	$ 3.80

Third Quarter 2006:	$ 7.75	$ 5.42

Fourth Quarter 2006:	$ 6.90	$ 5.00

First Quarter 2007:	$ 6.00	$ 5.32

Second Quarter 2007:	$ 6.86	$ 5.50

Third Quarter 2007:	$ 6.40	$ 5.55

Fourth Quarter 2007:	$ 8.10	$ 5.73

January 1, 2008 through March 15, 2008	$ 8.80	$ 6.57

At March 15, 2008, the closing price for our common stock, as reported by NASDAQ Capital Markets, was $8.80 per share. There are approximately 2,000 holders of record of our common stock, as of March 15, 2008.  A number of such holders of record are brokers and other institutions holding shares of common stock in "street name" for more than one beneficial owner.  The Company’s transfer agent and registrar is the American Stock Transfer and Trust Company.  We have not paid and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table is provided in compliance with Item 201(d) of Regulation S-B:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	287,636	$10.92	459,410
Equity compensation plans not approved security holders	None	None	None

Total	287,636	$10.92	459,410

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes presented in Item 7.

Overview

AMEN Properties, Inc. (the “Company”) is in the business of acquiring profitable, cash-generating businesses with proven track records and the ability to create sustained value.  The Company is a holding company and conducts its business through the following subsidiaries:

·	AMEN Delaware, LP (“Delaware”) – real estate investments
·	AMEN Minerals, LP (“Minerals”) – oil and gas royalties, other investments
·	W Power & Light, LP (“W Power”) – retail electricity provider in the State of Texas
·	Priority Power Management, Ltd. (“Priority Power”) – energy management, consulting and aggregation

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

- Business combinations,

- Revenue recognition,

- Gain recognition on sale of real estate assets,

- Consolidation of variable interest entities,

- Allowance for doubtful accounts and

- Stock options

Impairments

Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with SFAS No. 144, we record assets held for sale at the lower of carrying value or sales price less costs to sell. For assets classified as held and used, these assets are tested for recoverability when events or changes in circumstances indicate that the estimated carrying amount may not be recoverable. An impairment loss is recognized when expected undiscounted future cash flows from a Property is less than the carrying value of the Property. Our estimates of cash flows of the Properties requires us to make assumptions related to future rental rates, occupancies, operating expenses, the ability of the properties’ tenants to perform pursuant to their lease obligations and proceeds to be generated from the eventual sale of our investment in the Properties. Any changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses.

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

Revenue Recognition

The Company records electricity sales under the accrual method and these revenues are recognized upon delivery of electricity to the customers’ meters.  Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by the Electric Reliability Council of Texas (“ERCOT”) multiplied by the Company’s average billing rate per kilowatt hour (“kwh”) in effect at the time.

The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month.  Supply delivered to our customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three frames.  Initial daily settlements become available approximately 17 days after the day being settled.  Approximately 45 days after the day being settled, a resettlement is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed.  A final resettlement is provided approximately 180 days after power is delivered, marking the last routine settlement adjustment to the power deliveries for that day.  Sales represent the total proceeds from energy sales, including pass through charges from the TDSPs billed to the customer at cost.  Cost of goods and services (“COGS”) include electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are determined by regulated tariffs established by the Public Utility Commission of Texas (“PUCT”).

Bilateral wholesale costs are incurred through contractual arrangements with wholesale power suppliers for firm delivery of power at a fixed volume and fixed price.  The Company is typically invoiced for these wholesale volumes at the end of each calendar month for the volumes purchased for delivery during the month, with payment due 10 to 20 days after the end of the month.

Balancing/ancillary costs are based on the aggregate customer load and are determined by ERCOT through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply provided by the Company through its bilateral wholesale supply and the supply required to serve the Company’s customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through its load forecasting and forward purchasing programs.

The Company’s gross revenues for energy management services provided to our customers are recognized upon delivery and include estimated aggregation fees and other services delivered but not billed by the end of the period.

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

Consolidation of Variable Interest Entities

We perform evaluations of each of our investment partnerships, real estate partnerships and joint ventures to determine if the associated entities constitute a Variable Interest Entity, or VIE, as defined under Interpretations 46 and 46R, "Consolidation of Variable Interest Entities," or FIN 46 and 46R, respectively. In general, a VIE is an entity that has (i) an insufficient amount of equity for the entity to carry on its principal operations, without additional subordinated financial support from other parties, (ii) a group of equity owners that are unable to make decisions about the entity's activities, or (iii) equity that does not absorb the entity's losses or receive the benefits of the entity. If any one of these characteristics is present, the entity is subject to FIN 46R's variable interest consolidation model.

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

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of billed and unbilled customer retail electricity usage flowed for a given period and billed and unbilled customer management fees based on electricity usage flowed for a given period.  The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income.  The Company estimated the allowance for doubtful accounts related to W Power’s billed account receivables to be approximately 0.2% percent of W Power’s retail electricity billed revenue for the period ended December 31, 2007.  Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts. In addition, the Company established an allowance of $233,000 for doubtful accounts relating to wholesale QSE services. (See Note A7).  At December 31, 2007, W Power had a total allowance for doubtful accounts of $250,252. Priority Power’s trade accounts receivable arise from aggregation fees and other management services.  An allowance for uncollectible accounts receivable is provided for amounts not expected to be collectible.  At December 31, 2006, no allowance was provided for Priority Power’s accounts receivable due to the limited captured historical data related to the estimated aggregation fees and other services delivered but not billed by the end of the period.   As of December 31, 2007 the Company considers Priority Power’s accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

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

Results of Operations Full Year 2007 Compared to Full Year 2006

W Power delivered 20% more retail electricity during 2007 than the prior year. Consistent with Management’s previous discussions of undertaking a deliberate and controlled growth strategy after the extreme price volatility experienced in recent years, W Power managed its growth carefully in order to remain within its credit capacity by continuing to focus on growth in segments that provided an opportunity for relatively higher gross profit margins or reduced exposure to wholesale price volatility.  Additionally, W Power did not compete aggressively on price when it appeared other providers were selling at or below prevailing market prices, or at gross margins that were not sufficient to cover the inherent risks of retail electricity sales.  These efforts resulted in W Power maintaining its profitability throughout 2007.  W Power did not provide the same volume of wholesale energy and related procurement services during 2007 as it did in the previous year, primarily due to the loss of a large wholesale customer that ceased operations during 2006.  Management is pleased with the success of W Power’s controlled growth strategy and its ability to achieve strong profitability for the entire fiscal year of 2007.  We are still concerned with the reduced generating capacity reserve margins in Texas and believe a continued environment of extreme price volatility during the coming years is likely, resulting in uncertain gross operating margins.  Consequently, in the near term W Power will continue to pursue its controlled and deliberate growth strategy in an effort to not exceed its credit capacity and market risk tolerance.

W Power continues to be challenged by higher and volatile commodity energy prices that increase the amount of capital required to hedge forward its electricity purchases using the Company’s available cash.  Additionally, contracting with customers for longer terms at current prices increases the risk associated with bad debt, particularly if prices were to decline sharply.

We continue to believe the largest risks facing W Power are managing its growth wisely and maintaining sufficient credit availability to support that growth.  Even with continued deliberate limiting of its growth, the Company’s business model leads management to expect earnings from operations, before income tax, depreciation and amortization, to be positive for 2008, though likely with decreasing gross margins compared to 2007 due to the likelihood of rapidly rising wholesale energy prices. W Power’s net income was approximately $738 thousand and $528 thousand for the years ended December 31, 2007 and 2006, respectively

Priority Power generated approximately $1.6 million of net income for the year ended December 31, 2007, its first full year of operation as a company subsidiary. Net income for the nine months ended December 31, 2007 and 2006 was approximately $1.25 million and $933 thousand, respectively.  Management believes that Priority Power is well positioned for continued growth, both from sales to new clients and the acquisition of comparable businesses. In addition, Management expects earnings from operations before income tax, depreciation and amortization to be positive for 2008.

One of the original components of the 2002 Business Plan was to leverage the expertise of the Company’s management in the acquisition of oil and gas royalties.  In December of 2007, the Company acquired a one third interest in SFF Royalty, LLC (“SFF Royalty”) and SFF Production, LLC (“SFF Production”), (collectively “SFF Group”).  Through its ownership in these entities, the Company participates in the income generated from oil and gas royalties and working interests in over 1,200 properties in several states. Management believes that its investment in the SFF Group will continue to yield positive cash flow in the coming year. The Company’s one-third interest in SFF Group yielded approximately $22 thousand for the 14 day period ended December 31, 2007. The Company’s $10 million investment in SFF Group was financed by cash proceeds generated by the issuance of 429,100 shares of the Company’s Preferred Stock and through short-term borrowings (see Note R to the Consolidated Financial Statements).

Overview

Description	2007	2006
Net Income from Continuing Operations	$1,607,862	$2,257,777
Per Share Net Income from Continuing Operations	0.58	1.00
Net Income	1,296,511	2,161,158
Per Share Net Income	0.47	0.96

·	The decrease in earnings from 2006 to 2007 was caused primarily by the recognition in 2006 of a $1.4 million gain on the sale of the Company’s ownership interest in real estate in Midland, Texas.
·
Priority Power, which was acquired by the Company effective April 1, 2006, generated approximately $1.6 million in net income for the year ended December 31, 2007 as compared to a net income of approximately $933 thousand for the nine months ended December 31, 2006.

·	W Power generated approximately $738 thousand in net income for the year ended December 31, 2007 as compared to a net income of approximately $528 thousand for the year ended December 31, 2006.
·
Subsequent to year end the Company approved a plan to discontinue operations of ChooseEnergy.com, an online brokerage that was part of Priority Power.  The Company incurred a net loss related to ChooseEnergy.com of approximately $311 thousand, net of taxes, for year ended December 31, 2007 and $97 thousand, net of taxes, for the nine months end December 31, 2006.

Revenues

·	The Company’s consolidated revenues were approximately $14.3 million for the period ended December 31, 2007, compared to $15.0 million for the period ended December 31, 2006.
·
Priority Power Management generated approximately $4.0 million in revenue for the year ended December 31, 2007. Revenue for the nine-month periods ended December 31, 2007 and 2006 was $3.2 million and $2.1 million, respectively. This change is primarily due to an increase in aggregation fee revenue, driven by new customer acquisition and price increases.

·
W Power generated revenue of approximately $10.3 million and $10.5 million for the years ended December 31, 2007 and 2006, respectively.  This change is primarily due to a decrease in wholesale sales and volatility in the retail electric market.

Operating expenses

·	Total operating expenses for the period ended December 31, 2007 and 2006 were $12.9 million and $13.5 million, respectively.
·	The decrease was primarily attributable to the sale of the majority of the Company’s real estate operations, offset by growth in general & administrative expenses as described below.
·
W Power’s cost of goods and services were approximately $8.8 million and $9.3 million for the years ended December 31, 2007 and 2006, respectively or 86% and 88% of retail electricity sales for the years then ended. The small change of 2% is primarily due to adjusting prices for wholesale electricity and natural gas.

·
Rental property operations and depreciation expense experienced a decrease of approximately $1.7 million and $300 thousand, respectively, for the year ended December 31, 2007.  These decreases are attributable to the Company selling the majority of its real estate operations in 2006.  Further discussion of the Company’s real estate properties can be found in Item 2.

·
For the year ended December 31, 2007 general and administrative costs increased approximately $1.2 million versus the year ended December 31, 2006.  This increase is primarily associated with expansion by Priority Power, employee bonuses and corporate governance costs such as Sarbanes Oxley compliance.

·	Finally, the Company experienced a significant amount of general and administrative expenses, primarily legal fees, late in 2007 related to its investment in the SFF Group.

Other (expense) income

For the year ended December 31, 2007 as compared to the year ended December 31, 2006 the Company experienced an increase of approximately $161 thousand in other income.  This increase was caused by the following factors:

·	Increased earnings from oil and gas royalties due to increases in commodity prices.
·	Increased interest income of $166 thousand related to the Company’s investment in the Santa Fe Energy Trust.
·
The Company also received interest income of approximately $113 thousand and $106 thousand for 2007 and 2006, respectively, on the restricted deposits with JP Morgan Securities, Inc. totaling approximately $2.2 million collateralizing outstanding Letters of Credit (See Note E to the financial statements for further explanation). The remaining interest derived from interest on bank deposits.

·	Decreased interest expense resulting from the retirement of notes associated with the distribution of the TCTB Properties. (See in Item 2).

Minority interest

Minority interest expense for the years ended December 31, 2007 and 2006 was $901 and $(60,248), respectively, and reflects the minority interest owners of TCTB.  The decrease in minority interest is related to the sale of the majority of the Company’s real estate operations in 2006. Further discussion of the Company’s real estate properties can be found in Item 2.

Liquidity and Capital Resources

Operating activities

During the years ended December 31, 2007 and 2006, net cash provided by operating activities was approximately $1 million and $745 thousand, respectively.  This increase is mainly associated with the increase in earnings driven by the Company’s acquisition of Priority Power Management effect April 1, 2006.  During 2007, W Power generated net income of approximately $738 thousand and Priority Power Management generated net income of approximately $1.6 million compared to $528 thousand and $933 thousand, respectively, for 2006.

During the years ended December 31, 2007 and 2006, cash used in discontinued operations net of taxes was $311,351 and $96,619, respectively.

Investing activities

Net cash (used in) provided by investing activities was approximately ($14.1) million and $7.8 million for the years ended December 31, 2007 and 2006, respectively, for a net change of approximately $(21. 9) million.  This change in cash used in investing activities was caused by the following factors:

·
On December 17, 2007, the Company invested $7.6 million in SFF Royalty, LLC and $2.4 million in SFF Production in exchange for a one-third ownership interest in each entity.  This transaction required the use of approximately $10 million in cash (see Note R to the financial statements for more information).

·	The Company spent approximately $3.4 million during 2007 to purchase units of Santa Fe Energy Trust.
·	The Company received approximately $6.4 million in sales proceeds from the sale of a majority of the Company’s real estate operations during 2006.

Financing activities

Net cash provided by (used in) financing activities was approximately $10.1 million and ($6.2) million for the years ended December 31, 2007 and 2006, respectively.  This increase in cash provided by financing activities was caused by the following factors:

·
In order to secure the cash required for the Company’s contribution to SFF Royalty and SFF Production on December 17, 2007, stub financing was arranged via the execution of two promissory notes with SoftVest, LP, a related party, totaling $3.5 million.

·
In addition, the Company issued approximately $2.7 million in notes payable and $4.3 million in Series D Preferred Stock in conjunction with the acquisition of the Company’s interest in the SFF Group (see Note R to the financial statements for further explanation).

·	The Company paid approximately $426 thousand in principal payments on the Company’s outstanding notes (see Note M to the financial statements for further explanation).

Net operating loss carry forward

Currently, the Company has a net operating tax loss (“NOL”) carry forward of approximately $28 million.  This NOL is primarily related to the Company’s operations prior to the Company presenting the 2002 business plan to shareholders.    Management believes the present value of this NOL is in between $2.5 to $5 million and has been diligent in its efforts to ensure its preservation for eventual use.  The Company believes that the utilization, without limitation, of the Company’s NOL will be determined by the ability of management to limit the issue of new equity due to IRC Section 382 restrictions.  However, if an opportunity presents itself that would be more valuable to the shareholders than the approximate $2.5 to $5 million present value we have assigned the NOL we will strongly consider pursuing the deal and would consider issuing equity to do so.

Negative Working capital

At December 31, 2007, the Company’s current liabilities exceeded its current assets by approximately $1 million creating negative working capital. The Company’s current assets of approximately $7.2 million are comprised of the following:

·	Cash of approximately $1.5 million
·	Accounts Receivable of approximately $1.8 million
·	Available-for-sale securities of approximately $3.7 million
·	Other current assets of approximately $231 thousand

The Company’s current liabilities consist of the following:

·	Accounts and accrued payables of $1.5 million
·	Notes payable of $6.2 million
·	Current portion of long-term debt of $490 thousand

The Company repaid $3.5 million of the notes payable described above on March 13, 2008 after receiving its final distribution from Santa Fe Energy Trust.  The other $2.7 million in notes payable will be retired with the proceeds from the exercise of the related warrants (see Note R to the Consolidated Financial Statements for more information).  The Company anticipates that distributions from the SFF Group investment and net income provided by W Power and Priority Power will provide adequate working capital in the coming year.

Accounts receivable and payable

The Company’s accounts receivable at December 31, 2007 and 2006 were $1.8 million and $1.4 million, respectively. The increase was primarily attributable to an expansion of operations at Priority Power and an increase in year-end unbilled retail electric revenue at W Power.  The Company has not experienced a material change in the timing or turnover of receivables from retail electric service or aggregation.  The Company has established an allowance for receivables associated with wholesale electric sales. (See Note A7 to the consolidated financial statements for more information).

The Company’s accounts payable at December 31, 2007 and 2006 were $797 thousand and $595 thousand, respectively.  The increase was primarily attributable to an expansion of operations at Priority Power.  The Company has not experienced a material change in the timing of payments.

Discontinued operations

Subsequent to year end the Company approved a plan to discontinue operations of ChooseEnergy.com.  There are no capitalized assets or depreciation expenses to be reflected on the consolidated balance sheet as held for sale. The Company expects to sell or shut down the asset by the end of the third quarter. The Company does not expect a material impact on liquidity or financial condition as a result of discontinuing these operations. The Company anticipates the net result of operations to be similar to prior quarters until disposal. The Company does not expect the costs incurred with the disposition of the business to have a material impact on the Company’s financial statements (For more information see Note S to the financial statements).

2008 OUTLOOK

The following information is presented based upon the Company’s knowledge of our current operations and pro forma projections for W Power, Priority Power and other investments.

W Power

The Company’s projections for W Power in 2008 anticipate capital requirements of approximately $3.5 million to finance electricity procurement and business development activities. W Power is in the process of increasing its wholesale marketing and services capabilities by qualifying with ERCOT as a Level 4 Qualified Scheduling Entity (QSE). Management expects this initiative, which will require upfront capital and ongoing support costs, to be completed during 2008.  Once commercial, W Power’s QSE will provide various additional services such as end-use customer load monitoring and resource bidding (load acting as a resource) in exchange for a service fee and/or participating in the revenues paid directly to W Power for providing the customers’ loads as wholesale resources.  The investment in QSE 4 capabilities is expected to generate higher margin and lower risk earnings for W Power in 2009 and beyond, but will likely reduce earnings in 2008 as the business capability is established and customer contracts are negotiated.  Because of recent sharp increases in the prices of wholesale energy, W Power also anticipates reduced gross operating margins through 2008. Management expects earnings from operations, before income tax, depreciation and amortization, and intra-company interest expense to be neutral to slightly positive for 2008 relative to 2007.

The Company believes that it has positioned itself to meet the expected capital requirements of W Power with (1) existing available cash, and (2) the ability to secure borrowings by re-establishing a working capital-type loan agreement. During 2007, the Company intentionally let a loan agreement expire with Western National Bank of Midland, Texas because sufficient cash flows from the operating businesses made it unnecessary. We believe we can successfully replace or renew that agreement at such time as deemed necessary to fund the projected capital requirements for W Power.  The Company believes its sources of funding will be adequate to meet W Power’s 2008 needs so long as commodity prices remain at or below their current price levels, W Power continues a controlled growth strategy, and the existing retail and wholesale customer bases remain largely unchanged.  However, if new circumstances or unforeseen events occur the Company may not be able to meet its capital requirements from its current sources, or may be unable to secure a new working capital loan.

W Power anticipates gross billings during 2008 for both retail and wholesale electricity of approximately $12 million. General and administrative costs related to W Power operations are estimated to increase 10% over 2007. Regulated tariff charges for delivery of retail electricity are estimated to be 10% lower than 2007 and commodity and ancillary costs associated with procuring wholesale energy are expected to be approximately 20% higher than 2007. If electricity prices steeply decline W Power could accelerate its growth, while a steady increase in prices could contribute to W Power deliberately constraining its growth further and perhaps even losing some or all its profitability.

Priority Power

Priority Power anticipates gross billings during 2008 of approximately $4 million from its aggregation and energy management services. General and administrative expenses are expected to be 20% higher than 2007 as the company continues to expand its presence. Priority Power expects to continue its growth through acquisitions of similar companies, and by expanding its sales force within Texas. Investing in this growth will require capital and may reduce Priority Power’s gross profit margins during 2008.

Additionally, Priority Power and W Power expect to spend significant time during 2008 in searching for and reviewing energy and related infrastructure development projects for which both operating companies can provide expertise and receive benefits. Development activities require extended timelines for identifying, qualifying, and successfully closing opportune projects. Compensation for development work is often tied to the successful financial closing of a completed project. Typically there is a lag of 3 years or greater from the time expenses are incurred to find and begin developing a project and the recovery of those expenses—in addition to a financial reward—when selling the fully or partially developed project.

Oil and Gas Investments

The Company expects to receive regular cash distributions related to its ownership interest in the SFF Group.  The amount of the distributions depends on a large number of factors such as production volumes, commodity prices, production costs and the cost and success rate of exploration activities.  Based on current commodity prices and production costs, we anticipate the Company receiving approximately $2-3 million in distributions from the SFF Group during 2008.

Corporate Expenses

The Company makes every effort to keep its overhead and public company costs as low as possible.  This will become even more difficult as small companies fall under the scope of Section 404 of the Sarbanes Oxley Act, which is expected in 2008.  Consequently, we expect our public company and corporate expenses to be approximately $500-750 thousand for 2008.

Forward Looking Statements

Certain information in this section may contain "forward-looking statements" within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including, but not limited to, any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, "forward-looking statements" can be identified by the use of terminology such as "may," "will," "expects," "believes," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its "forward-looking statements" will prove to be correct, and actual results could differ materially from those projected or assumed in the Company’s "forward-looking statements." Our financial condition and results, as well as any other "forward-looking statements," are subject to inherent risks and uncertainties, including but not limited to those risk factors  summarized below.

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

Volatility of Oil and Gas Prices

Anticipated results from our oil and gas investments are substantially dependent on prices of oil and gas.  Prices for oil and gas are subject to large fluctuations in response to relative minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of additional factors beyond our control.  These factors include weather conditions, the economy, actions of the government regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources.  Any substantial extended decline in the price of oil and gas could have an adverse impact on our revenue generating capability.

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

Other Oil and Gas Risks

The Company does not operate any of the oil and gas properties in which it owns an interest nor does it have any control over such operations. The development of and production from such properties is controlled by the operator of such properties and not the Company. As a result, the financial results from the Company's oil and gas properties will be dependent, in part, upon the ability of the operator of such properties.

The volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent successful development activities are conducted on the Company's oil and gas properties, the reserves attributable to the Company's oil and gas properties will decline as reserves are produced. There can be no assurance that the future development of the Company's oil and gas properties will result in additional reserves or that productive wells at acceptable costs will be drilled.

The Company's oil and gas properties are subject to hazards and risks inherent in the drilling for and production and transportation of oil and gas, any of which can result in loss of hydrocarbons, environmental pollution, personal injury or loss of life, severe damage to and destruction of properties, and suspension of operations. The Company's oil and gas properties are also affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production, operations and economics are or have been significantly affected by price controls, taxes and other laws relating to the oil and gas industry, by changes in such laws and by changes in administrative regulations. In addition, the discharge of oil, gas or other pollutants into the air, soil or water may give rise to significant liabilities for remediation under environmental laws and regulations. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on the financial results attributable to the Company's oil and gas properties.

Adverse Market Conditions

The economic performance and value of the Company's properties are subject to all of the risks associated with owning and operating real estate, including

·	changes in the national, regional and local economic climate
·	the attractiveness of our properties to tenants
·	the ability of tenants to pay rent
·	competition from other available properties
·	changes in market rental rates
·	the need to periodically pay for costs to repair, renovate and re-let space
·	changes in operating costs, including costs for maintenance, insurance and real estate taxes
·	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes
·	changes in oil and gas prices and operating costs

Failure by Tenants In Investment Properties To Make Rental Payments

The performance of the Company's real estate investments will depend on the ability of those investments’ management to collect rent from tenants.  At any time tenants in the investment properties may experience a change in business conditions or a downturn in their business that may significantly weaken their financial condition.  As a result, those tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of offices or declare bankruptcy.  Any of these actions could result in the termination of the tenants’ leases and the loss of rental income.

Acquisitions of Properties and Investments May Not Yield Expected Returns

Newly acquired properties and investments may fail to perform as expected.  Management may underestimate the costs necessary to bring acquired properties up to standards established for their intended market position.  In addition, we may not achieve expected cost savings and planned operating efficiencies.  Acquired properties and investments may not perform as well as we anticipate due to various factors, including changes in macro-economic conditions and the demand for office space or oil and gas royalties.  As the Company grows, we have to invest further in overhead to assimilate and manage a portfolio of potentially unrelated properties.

We may face significant competition for acquisitions of properties, which may increase the costs of acquisitions and investments.  We may compete for acquisitions of, and investments in, properties with an indeterminate number of investors, including investors with access to significant capital such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds.  This competition may increase prices for the types of properties in which we invest.  In addition, the cost and availability of capital necessary to increase our asset base and revenue generating capability is difficult to predict and in and of itself may be a barrier to pursuing future acquisitions.

The Company's Asset Investments Are Illiquid

Real estate and oil and gas investments and oil and gas royalties generally cannot be disposed of quickly.  The Company's investments in its electricity retail business and newly acquired energy management subsidiary, Priority Power are illiquid.  Therefore, we may not be able to vary our mix of assets or achieve potentially required liquidity in response to economic or other conditions promptly or on favorable terms.

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

Ability to Service Debt

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

Non-Compliance with The Americans With Disabilities Act ("ADA")

Under the ADA, all public accommodations are required to meet certain federal requirements related to physical access and use by disabled persons.  While we believe our real estate investments comply in all material respects with these physical requirements or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided, a determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants.  If we were required to make modifications to comply with the ADA, our ability to meet financial obligations could be adversely affected.

Potential Adverse Effects on Our Net Operating Loss ("NOL")

There are significant limitations of utilization of the NOL under applicable tax law as it relates to a change in ownership among five-percent (5%) owners exceeding fifty percent (50%), and a business continuity test.  If we are unable to meet these standards, utilization of the NOL could be limited or reduced to zero.

Availability of Capital Resources

Currently, the Company's capital resources are expected to be limited to the net income from operations of the Company and its Subsidiaries. In the event our current capital resources are insufficient to fund our operations and capital expenditures, the Company may be forced to seek other sources of financing, including without limitation, incurrence of debt and issuances of additional equity securities.  There can be no assurance that such financing will be available on terms acceptable to the Company or on any terms.  If additional financing is not available, it will have a material adverse effect on our operations.

Risks Inherent in the Electricity and Energy Industries

W Power operates in the retail electricity business and Priority Power operates in the electricity load aggregation, natural gas and electricity procurement, energy risk management, and energy consulting markets.   In addition to the general risks discussed above, these businesses are subject to additional risks including those discussed below.

The Retail Electricity Market Is Highly Competitive

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

Our Business Is Subject to Market Risks

Unlike a traditional regulated electric utility, we are not guaranteed a rate of return on our capital investments.  Our results of operations, financial condition and cash flows depend, in large part, upon prevailing market prices for wholesale and retail electricity in our markets and the impact of regulatory decisions on prices charged to our customers.  Market prices may fluctuate substantially over relatively short periods of time, potentially adversely affecting our business.  Changes in market prices for electricity may result from the following factors among others:

·	weather conditions;
·	seasonality;
·	demand for energy commodities;
·	general economic conditions;
·	forced or unscheduled interruptions in electricity available;
·	disruption of electricity transmission or transportation, infrastructure or other constraints or inefficiencies;
·	financial position of market participants;
·	changes in market liquidity;
·	natural disasters, wars, embargoes, acts of terrorism and other catastrophic events; and
·	governmental regulation and legislation.

Dependence upon Third Party Providers

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

Concentration of Credit Risk

The Company’s revenues are derived principally from uncollateralized customer electricity billings and rents from tenants.  The concentration of credit risk in a limited number of industries may affect its overall exposure to credit risk because customers and tenants may be similarly affected by changes in economic and other conditions.

Regulation of Electricity Retail Business

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

Reliance on ERCOT

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

Our Strategic Plans May Not Be Successful

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

Non-Performance by Counterparties

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements prepared in accordance with Item 310(a) of Regulation S-B are included in this report commencing on page 50.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company uses a risk-based business process activity approach for its assessment of internal control. This approach is based on the framework provided by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

The Company documents its assessment of internal controls over financial reporting to allow for internal review and to facilitate evaluation of the adequacy of management's documentation. The documentation includes the following:

·	The design of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements;
·	Information about how significant transactions are initiated, authorized, recorded, processed, and reported;
·	Sufficient information about the flow of transactions to identify the points at which material misstatements due to error of fraud could occur;
·	Controls designed to prevent or detect fraud, including who performs the controls and the related segregation of duties;
·	Controls over the period-end financial reporting process;
·	Controls over the safeguarding of assets; and
·	The results of management's testing and evaluation.

The Company's management believes it maintains an adequate and effective system of controls over financial reporting. However, this annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There have not been any changes in the Company’s disclosure controls and procedures during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures over financial reporting.

ITEM 8B. OTHER INFORMATION

The Company is currently unable to complete a required Form 8-K disclosure containing pro forma financial statement data related to its acquisition of assets from the Santa Fe Energy Trust (“Trust”) and Devon Energy Production Company (“Devon”). The Company is waiting on the completion and filing of 2006 and 2007 audited financial statements for the Santa Fe Energy Trust, an unaffiliated third party.  The Company will provide the required financial statements as soon as possible after receiving the necessary financial statements from Santa Fe Energy Trust.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The table below lists the current members of the Company’s Board of Directors and Executive Officers, as well as their age and committee responsibilities:

Name	Age	Position(s)	Committees
Eric L. Oliver (Chairman)	49	Chairman of the Board of Directors	None
Jon Morgan	49	Director, Chief Executive Officer	None
Bruce E. Edgington	50	Director	Compensation, Audit (Chair), Nominating
Earl E. Gjelde	63	Director	Compensation (Chair), Nominating
Donald M. Blake, Jr.	52	Director	Audit, Nominating (Chair)
G. Randy Nicholson	70	Director	Compensation, Audit
Kevin Yung	44	Chief Operating Officer	N/A
Kris Oliver	42	Chief Financial Officer	N/A
John Bick	41	Managing Principal, Priority Power	N/A
Padraig Ennis	48	Vice President, Priority Power	N/A

As shown above, the Board of Directors consists of six members, all serving one-year terms expiring at the Annual Meeting or until successors are duly elected and qualified.

Director and Officer Backgrounds

Eric L. Oliver was appointed as a director of AMEN in July 2001, and was appointed Chairman of the Board and Chief Executive Officer on September 19, 2002.  Mr. Oliver resigned as Chief Executive Officer effective March 7, 2007.  Since 1997, he has been President of SoftSearch Investment, Inc., an investment firm in Abilene, Texas.  Since 1998, he has also served as President of Midland Map Company LLC, a company that creates hand drafted ownership maps throughout the Permian Basin. He is on the Board of Directors of the First National Bank of Midland, and of Love and Care Ministries, an inner city homeless initiative.  Mr. Oliver is the brother of Kris Oliver, the Company’s Chief Financial Officer.

Jon M. Morgan was appointed as a director of AMEN in October 2000, and was appointed President and Chief Operating Officer on September 19, 2002.  Mr. Morgan resigned as Chief Operating Officer and was appointed Chief Executive Officer on March 7, 2007.  Mr. Morgan has more than 18 years experience in launching and managing successful businesses in both investment management services and in the energy field.  He is founder of several businesses including Morgan Capital Group, Inc., the Packard Fund, and is President of J.M. Mineral & Land Co.

Bruce E. Edgington has been director of AMEN since November 1995.  From 1979 through 1988, Mr. Edgington was a registered representative with Johnston Lemon & Co., a securities broker-dealer, where his responsibilities included the management of retail securities accounts and administration.  In 1988 he founded and continues to be an officer, director and stockholder of DiBiasio & Edgington, a firm engaged in providing software to investment firms and money managers.

Earl E. Gjelde has served as an AMEN director since April 1997.  From 1989 through 1993, he was Vice President of Chemical Waste Management, Inc. and from 1991 to 1993 was Vice President of Waste Management Inc. (currently WMX Technologies, Inc.).  Since 1991, Mr. Gjelde has been Managing Director, Summit Group International, Ltd., an energy and natural resource consulting firm with Internet based security controlled document systems and Managing Director, Summit Energy Group, Ltd., an energy development company and since 1996, a partner in Pipeline Power Partners, LP, a natural gas services company.  From 1980 through 1989, Mr. Gjelde held various federal government positions including Under Secretary and Chief Operating Officer of the U.S. Department of Interior from 1985 through 1989 and Special Assistant to the Secretary, Chief Operating Officer, U.S. Department of Energy from 1982 through 1985.  He is a member of the Board of Directors of The United States Energy Association, The World Energy Congress, the National Wilderness Institute, Allied Technologies Group, Inc., and publicly held Electrosource, Inc.

Donald M. Blake, Jr. was appointed to the Board of Directors on February 26, 2003.  He is Executive Vice President and Principal of Joseph J. Blake and Associates, Inc. (“Blake and Associates”), an international commercial real estate due diligence firm.  The company founded by his grandfather specializes in the valuation of debt and equity and assessment reports for engineering and environmental issues concerning real property.  Over the past 57 years, the firm has served the nation’s leading investors, lenders and owners of real estate.  Blake and Associates maintains operations throughout the United States, Latin America and Japan.  Mr. Blake, Jr. is a Member of the Appraisal Institute and is active with a variety of real estate organizations such as the Mortgage Bankers Association, Pension Real Estate Association, The Commercial Mortgage Securitization Association and the Urban Land Institute.  Former Governor Mario Cuomo of New York appointed Mr. Blake, Jr. to the charter advisory board of the New York State Appraisal Certification Board.  The board developed the standards and ethical standards for all licensing and certification for appraisers in accordance with state legislation.  He was also appointed to the real estate advisory board of the business school of Babson College, Wellesley, Massachusetts.  Mr. Blake, Jr. received a BA from Hobart College, Geneva, New York in 1979 and a MSM with a concentration in commercial real estate finance from Florida International University, Miami, Florida in 1981.

G. Randy Nicholson was appointed to the Board of Directors on February 26, 2003.  He graduated from Abilene Christian College in 1959. From 1959 to 1971, Mr. Nicholson was self-employed in Abilene as a CPA.  In 1971, he established E-Z Serve, Inc., a gasoline marketing company.  Mr. Nicholson has served as Chairman of the Board of Auto-Gas Systems, Inc. since 1987.  AutoGas developed the pay-at-the pump technology processing paperless credit and debit card transactions at the fuel island.  Headquartered in Abilene, Texas, AutoGas continues to introduce innovative technological advancements in the automated fueling industry, most recently with loyalty products such as DIGITAL REWARDS® and Quantum 360sm.  He joined the Board of Trustees of Abilene Christian University in 1981.  Mr. Nicholson is a member of the Texas Society of Certified Public Accountants and was recently named an honorary member of the American Institute of Certified Public Accountants (AICPA) having been member for 40 years.  He is presently serving as Chairman of the Technology Committee for the City of Abilene.

Kevin Yung is the Company’s Chief Operating Officer as well as President of W Power & Light, the wholly-owned retail electricity provider he founded in 2004.  Prior to joining the Company in 2004, Mr. Yung spent 22 years in the energy business, primarily with TXU Corporation where he left in 2002 as the Director of Retail Commodity Management.  During his tenure at TXU, Mr. Yung held a variety of positions in the areas of engineering, business development, project finance of independent power production and retail commodity price structuring.  Just prior to joining the Company, Mr. Yung spent two years providing financial and risk consulting to a variety of energy consumers and providers.

Kris Oliver was appointed Chief Financial Officer of the Company on March 7, 2007.  Mr. Oliver is a Certified Public Accountant and began his career in the Audit Practice of Arthur Andersen, where he left as an Audit Senior in 1990.  After receiving an MBA in Finance from the University of Texas at Austin in 1992, Mr. Oliver spent 14 years at American Airlines / Sabre in a variety of roles including Corporate Finance, Business Development, Marketing and Sales.  Just prior to joining the Company, Mr. Oliver was a Senior Financial Advisor with Technology Partners International, the world’s largest outsourcing advisory firm.   Mr. Oliver is the brother of Eric Oliver, the Company’s Chairman of the Board of Directors.

John Bick is the Managing Principal of Priority Power, where he is responsible for strategic direction and business development.  Prior to joining the Company, Mr. Bick was Director of Strategic Business Development for TXU.  In that role, Mr. Bick was responsible for developing long term, multi-million dollar energy management outsourcing engagements across North America.  As Manager of Strategic Accounts for TXU Electric & Gas, John was instrumental in leading the transition of TXU’s largest industrial and commercial customers from regulation to deregulation.

Padraig (Pat) Ennis is the Vice President of Priority Power.  Mr. Ennis is a veteran of the electric industry in Texas, having worked at TXU for 20 years in a variety of roles in the Midland / Odessa area including construction, engineering, administration and customer service.  While at TXU, Mr. Ennis served as their representative to the Oil and Gas Industry for over ten years.  A graduate of Texas Tech University, he has authored a number of energy-related papers and been published in industry periodicals.

Corporate Governance

Meeting Attendance

AMEN’s business is managed under the direction of the Board of Directors. The Board meets during our fiscal year to review significant developments and to act on matters requiring Board approval. The Board of Directors held five formal meetings and acted by unanimous written consent on other occasions during the fiscal year ended December 31, 2007. None of the Company’s directors attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and their respective committee meetings held subsequent to their election to the Board in 2007.

Board Committees

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating Committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The Board committees are currently comprised of independent directors in accordance with the NASDAQ rules.  The functions of these committees and their members as of the date of the Annual Meeting are described below.

Audit Committee

The Audit Committee is comprised of Messrs. Edgington (Chair), Nicholson, and Blake, Jr. all of whom are independent directors. The Audit Committee held four meetings during 2007.  The Audit Committee, among other things, oversees the accounting and financial reporting practices of the Company and reviews the annual audit with the Company’s independent accountants.  In addition, the Audit Committee has the sole authority and responsibility to select, evaluate, and where appropriate, replace the independent auditors.  The general responsibilities of the Audit Committee are set forth in the Audit Committee Charter, a copy of which was attached to the Company’s 2004 Proxy Statement as Appendix I and can also be seen on the Company’s web site at http://www.amenproperties.com.  The Board has determined that no member of the Committee meets all of the criteria needed to qualify as an “audit committee financial expert” as defined by the Commission regulations.  The Board believes that each of the current members of the Committee has sufficient knowledge and experience in financial matters to perform his duties on the Committee.

The Audit Committee oversees our financial reporting, internal controls and audit functions on behalf of the Board of Directors.  In fulfilling its oversight responsibilities, the Committee has reviewed the audited consolidated financial statements in the Annual Report on Form 10-KSB with management including discussions of accounting principles, reasonableness of judgments, and the clarity of financial disclosures.  The Committee also reviewed with the independent auditors their assessment of financial statements and of management’s judgments in deriving the financial statements.  In addition, the Committee has discussed with the independent auditors the matters required by SAS 61 and the matters in the written disclosures required by the Independence Standards Board and discussed with the independent accountant the independent accountant’s independence.  The Committee also met with the independent auditors, with and without management present, to discuss their examinations, evaluations of our internal controls and the overall quality of our financial reporting.

Based on the review and discussions referred to above, the Committee recommended to the Board of Directors that the audited consolidated financial statements be included in AMEN’s Annual Report on Form 10-KSB for filing with the Commission.

Nominating Committee

The Nominating Committee is comprised of Messrs. Blake, Jr., (chair), Edgington and Gjelde, all of whom are independent directors.  The Nominating Committee did not meet during 2007.  The Nominating Committee operates pursuant to a Nominating Committee Charter which was attached to Company’s 2004 Proxy Statement as Appendix II and can also be seen on the Company’s web site at http://www.amenproperties.com.

The Nominating Committee identifies nominees for directors of the Company by first evaluating the current members of the Board of Directors willing to continue in service.  If any Board member does not wish to continue in service, if the Nominating Committee decides not to nominate a member for re-election or if the Board desires to increase the size of the Board by adding new director positions, then the Nominating Committee establishes a pool of potential director candidates from recommendation from the Board, senior management and stockholders, who are then evaluated through the review process outlined below.  All of the nominees named in this Proxy Statement are current directors standing for re-election.

The Nominating Committee reviews the credentials of potential director candidates (including potential candidates recommended by stockholders), conducts interviews and makes formal nominations for the election of directors.  In making its nominations, the Nominating Committee considers a variety of factors, including the following factors: integrity, high level of education, skills, background, independence, financial expertise, experience or knowledge with businesses relevant to the Company’s current and future business plans, experience with business of similar size, all other relevant experience, understanding of the Company’s business and industry diversity, compatibility with existing Board members, and such other factors as the Nominating Committee deems appropriate in the best interests of the Company and its stockholders.  Proposed nominees are not evaluated differently depending upon who has made the proposal.  The Company has not to date paid any third party fee to assist in this process.

The Company will consider proposed nominees whose names are submitted to the Nominating Committee, by stockholders.  Proposals made by stockholders for nominees to be considered by the Nominating Committee with respect to an annual stockholders meeting must be in writing and received by the Company prior to the end of the fiscal year preceding such annual meeting.

Compensation Committee

The Compensation Committee is comprised of Messrs. Gjelde (Chair), Edgington and Nicholson, and did not meet during 2007.  The Compensation Committee was established to advise the Board and consult with management concerning the salaries, incentives and other forms of compensation for the officers and other employees of the Company.  The committee also administers the Company’s stock option plans.    The Compensation Committee operates pursuant to a Compensation Committee Charter which can be reviewed at the Company’s website at http://www.amenproperties.com.

Shareholder Communication

Shareholders may send other communications to the Board of Directors, a committee thereof or an individual Director.  Any such communication should be sent in writing addressed to the Board of Directors, the specific committee or individual Director in care of the Company’s Secretary at the address on the front of this Proxy Statement.  The Company’s Secretary is responsible for determining, in consultation with other officers of the Company, counsel and other advisers, as appropriate, which stockholder-communications will be relayed to the Board, committee or individual Director.  The Secretary may determine not to forward any letter to the Board, committee or individual Director that does not relate to the business of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our executive officers and directors and persons who own more than ten percent of a registered class of AMEN's equity securities (collectively, the "Reporting Persons") file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of these reports. The Company believes that all filings required to be made by the Reporting Persons during the fiscal year ended December 31, 2007 were made on a timely basis.

Annual Reports / Code of Conduct

The Company makes available, free of charge, its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (the “SEC”).  These reports may also be obtained directly from the SEC via an Internet site (http://www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company will also provide to any person, free of charge, a copy of the Company’s Code of Business Conduct and Ethics upon request made to the Company at 303 West Wall St., Suite 2300, Midland, Texas 79701, attn: Mr. Kris Oliver.

ITEM 10. EXECUTIVE COMPENSATION

The following table includes information concerning compensation for the years 2006 and 2007 to the five members of the Executive Team and includes required disclosure related to our CEO and the four most highly compensated officers of the company.

Name / Position	Year	Salary	Bonus	Stock Awards	All Other Comp (6)	Total
Eric L. Oliver (1) Chairman and Chief Executive Officer	2006	-	-	-	-	-
	2007	-	-	-	-	-
Jon Morgan (2) President and Chief Operating Officer	2006	-	-	-	-	-
	2007	-	-	-	-	-
Kevin Yung (3) President, W Power & Light	2006	$150,000	$68,589	-	-	$218,589
	2007	$150,000	$86,584	-	-	$236,584
Kris Oliver (3)(5) Chief Financial Officer and Secretary	2006	-	-	-	-	-
	2007	$116,667	$71,894	$28,906	-	$217,467
Padraig Ennis (4) Vice President, Priority Power	2006 (7)	$103,333	$30,000	-	$50,000	$183,333
	2007	$140,000	$25,145	$4,847	-	$169,992
John Bick (3)(4) Managing Principal, Priority Power	2006 (7)	$70,000	-	-	$71,495	$141,495
	2007	$140,000	$24,424	$27,842	-	$192,266

(1)
Mr. Oliver became the Company’s Chief Executive Officer on September 19, 2002.  He did not receive any salary or bonus during 2006 or 2007, and is not currently paid a salary.  He resigned the CEO position effective March 7, 2007, at which point Jon Morgan became CEO.

(2)
Mr. Morgan served as the Company’s Chief Operating Officer from September 19, 2002 through March 7, 2007, at which time he assumed the role of Chief Executive Officer.  He did not receive any salary or bonus during 2006 or 2007, and is not currently paid a salary.

(3)
The employment agreements of Mr. Yung, Mr. Kris Oliver and Mr. Bick allow them to receive their bonus payments in cash or in restricted shares of Company stock, valued based on the average closing price for the twenty last days of the measurement period.  Messrs. Yung and Bick receive one annual bonus payment and Mr. Kris Oliver receives his bonus payment in semi-annual installments.

(4)	Messrs. Ennis and Bick receive a portion of their salaries in restricted shares of Company stock.

(5)	Kris Oliver began working for the Company on 3/7/2007. The 2007 salary amount represents actual salary paid to Mr. Oliver in 2007; Mr. Oliver’s annual salary is $140,000.

(6)	The amounts in this column represent signing bonuses paid to Messrs. Bick and Ennis related to the employment agreements.

(7)
The salary amounts for Messrs. Bick and Ennis in 2006 represent the portion of their salary that was paid by the Company after the purchase of Priority Power effective April 1, 2006.  The annual salaries for Mr. Bick and Mr. Ennis are $140,000.

Employment Agreements

Mr. Yung’s employment agreement has an effective date of July 1, 2004 with a term of three years, after which the agreement automatically renews for successive one year periods unless terminated by either party.  Under the terms of the agreement, Mr. Yung receives an annual salary of $150,000 and a bonus equal to 25% of the increase in the Company’s shareholder equity attributable to the Company’s electricity-related businesses.  The bonus is payable either in cash or common stock of the Company.  During the term of the agreement and for a period of 18 months thereafter, Mr. Yung is subject to a non-compete agreement.  If Mr. Yung is terminated for any reason other than cause, he is entitled to severance payments equal to his then-current salary for a period of one year or the remaining term of the non-compete agreement, whichever is greater.

Mr. Kris Oliver’s employment agreement has an effective date of March 1, 2007 with a term of two years.  Under the terms of the agreement, Mr. Oliver receives an annual salary of $140,000 and a bonus based on the increase in the Company’s Book Value per Share.  The bonus is payable either in cash or common stock of the Company.  If Mr. Oliver is terminated for any reason other than cause, he is entitled to severance equal to 12 months of his then-current salary plus any bonus to which he would have been entitled had he been employed for the entire year.

Mr. Ennis’ employment agreement has an effective date of June 1, 2006 with a term of three years.  Under the terms of the agreement, Mr. Ennis receives an annual salary of $140,000 and a bonus of either $30,000 or 2% of the net income of Priority Power, whichever is greater.   Mr. Ennis is paid a portion of his salary in common stock of the Company.  During the term of the agreement and for 18 months thereafter, Mr. Ennis is subject to a non-solicitation agreement.  If Mr. Ennis is terminated for any reason other than cause, he is entitled to severance equal to 12 months of his then-current salary plus any bonus to which he would have been entitled had he been employed for the entire year.

Mr. Bick’s employment agreement has an effective date of June 1, 2006 with a term of three years.  Under the terms of the agreement, Mr. Bick receives an annual salary of $140,000 and a bonus which is determined by performance targets agreed to each year.  Mr. Bick is paid a portion of his salary in common stock of the Company.  During the term of the agreement and for a period of three years thereafter, Mr. Bick is subject to a non-compete agreement.  If Mr. Bick is terminated for any reason other than cause, he is entitled to severance payments equal to his then-current salary for the remainder of the agreement term unless the Company releases him from the non-compete agreement.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information with respect to stock options held by the executive officers named in the “Summary Compensation Table”.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Option Plan	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Eric L. Oliver	B	1,671	---	---	$4.600	7/16/2011
	B	3,523	--	--	5.120	2/12/2012
Jon Morgan	A	2,901	---	---	4.252	10/24/2010
	B	3,251	--	--	3.880	2/20/2011
	B	3,342	--	--	5.120	2/12/2012

Director Compensation

All non-officer directors receive reimbursement of reasonable expenses incurred in attending Board and Committee meetings and were awarded options during the year ended 12/31/2007 as shown in the table below:

Name	Option Awards	All Other Comp	Total
Bruce Edgington	$19,268	-	$19,268
Earl Gjelde	19,389	-	19,389
Randy Nicholson	17,193	-	17,193
Don Blake	19,389	-	19,389

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Treatment of Preferred Stock

As of March 17, 2008, the only class of Preferred Stock that remained outstanding was the Class D Preferred Stock that was issued in connection with the Company’s investment in SFF Royalty and SFF Production.  The Preferred D has limited voting rights and is not convertible into shares of the Company’s common stock.  Consequently, ownership of Preferred D is not included in the tables that follow.

General

Unless otherwise noted, all persons named in the following ownership tables have sole voting and sole investment power with respect to all shares of voting stock beneficially owned by them, and no persons named in the table are acting as nominees for any persons or otherwise under the control of any person or group of persons.  As used herein, the term "beneficial ownership" with respect to a security means the sole or shared voting power (including the power to vote and direct the vote) or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security, including a right to acquire any such power during a period of sixty (60) days from March 17, 2008.  Percentage of beneficial ownership is based upon 3,747,119 shares of Common Stock outstanding as of March 17, 2008 and for the purpose of computing the percentage ownership of certain persons or groups, the shares of Common Stock that the person has the right to acquire (whether upon exercise of vested stock options, exercise of warrants or otherwise), are deemed to be outstanding as of that date.

Security Ownership of Certain Beneficial Owners

The following table and accompanying notes contain information about any person (including any “group”) who is known by us to be the beneficial owner of more than 5% of AMEN's Common Stock as of March 17, 2008, based upon copies of Schedule 13Ds and Schedule 13Gs received by the Company but are not officers or directors of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Dodge Jones Foundation P.O. Box 176 Abilene, TX 79604	253,679 (1)	5.9%

(1) Includes 27,321 shares issuable upon exercise of warrants, subject to shareholder approval.

Security Ownership of Management

The following table and accompanying notes contain information about the beneficial ownership of Common Stock as of the Record Date by each of AMEN’s (a) directors and director nominees, and (b) executive officers as defined in Item 402(a)(2) of Regulation S-B, and (c) all of AMEN’s executive officers, directors and director nominees as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Eric Oliver (Chairman) 400 Pine Street Abilene, TX 79601	543,993 (1)	12.6%
Jon Morgan (President and CEO, Director) 303 W. Wall St., Ste. 2300 Midland, TX 79701	311,645 (2)	7.2%
Bruce Edgington (Director) 7857 Heritage Drive Annandale, VA 22003	197,160 (3)	4.6%
Earl E. Gjelde (Director) 42 Bristlecone Court Keystone, CO 80435	64,633 (4)	1.5%
Donald M. Blake, Jr. (Director) 298 Fifth Ave., 7th Floor New York, NY 10001	79,466 (5)	1.8%
G. Randy Nicholson (Director) 1202 Estates Drive, Ste. D Abilene, TX 79602	16,231 (6)	*
Kevin Yung (COO) 303 W. Wall St., Ste. 2300 Midland, TX 79701	7,938	*
Kris Oliver (CFO) 303 W. Wall St., Ste. 2300 Midland, TX 79701	8,227	*
Padraig Ennis 303 W. Wall St., Ste. 2300 Midland, TX 79701	1,190	*
John Bick 303 W. Wall St., Ste. 2300 Midland, TX 79701	15,260	*

All Current Directors and Officers as a Group	1,245,743	28.9%

* - less than 1%

(1)
Includes 76,813 shares and 172,382 warrants, the exercise of which is subject to shareholder approval, beneficially owned by SoftVest, LP.  Mr. Oliver is General Partner and lead investment officer of SoftVest, LP.  Includes 2,907 shares beneficially owned by Lighthouse Partners, LP, of which Mr. Oliver is the General Partner.  Includes 142,837 shares beneficially owned by SoftSearch Investments, LP, of which Mr. Oliver is the General Partner.  Includes 49,210 shares beneficially owned by Mr. Oliver’s children.  Includes 5,193 shares issuable upon exercise of currently exercisable options.  Includes 191,133 warrants, the exercise of which is subject to shareholder approval.

(2)	Includes 9,493 shares issuable upon exercise of currently exercisable stock options.

(3)	Includes 30,720 shares issuable upon exercise of currently exercisable options. Includes 6,429 warrants, the exercise of which is subject to shareholder approval.

(4)	Includes 31,067 shares issuable upon exercise of currently exercisable stock options.

(5)	Includes 17,919 shares issuable upon exercise of a currently exercisable stock option.

(6)	Represents shares issuable upon exercise of currently exercisable stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Independence

Messrs. Edgington, Gjelde, Blake and Nicholson are independent directors under the rules of the NASDAQ Stock Market.  All of the Board’s standing committees (described above) are comprised entirely of independent directors.

Rental Income

At December 31, 2006, related parties leased office space of approximately 32,000 square feet.  The rental income received from these related parties that is included in the real estate operations of the Company during 2006 was approximately $349,978.

Sale of Preferred C and Issuance of Warrants

The Company closed the sale and issuance of 125,000 shares of Series C Preferred Stock and 250,000 Warrants pursuant to a Purchase Agreement, as amended by the Second Amendment on March 1, 2005 between the Company and certain accredited investors, including the Company’s President and Chief Operating Officer, Jon M. Morgan, the Company's Chief Executive Officer, Eric Oliver and Bruce Edgington, one of the Company’s Directors.

The following table reflects the Series C issuance to the Company’s officers and directors.

	Number of Preferred C Shares	Common Stock Equivalent	Preferred C Voting Equivalent	Purchase Price

Eric Oliver	14,063	56,252	52,877	$225,008
Jon M. Morgan	14,062	56,248	52,873	224,992
Bruce Edgington	3,125	12,500	11,750	50,000
Total	31,250	125,000	117,500	$500,000

The following table reflects the issuance of Warrants to the Company’s Officers and Directors.

	Number of Warrants	Common Stock Equivalent

Eric Oliver	28,126	28,126
Jon M. Morgan	28,124	28,124
Bruce Edgington	6,250	6,250
Total	62,500	62,500

On May 18, 2006, Jon M. Morgan and Bruce Edgington exercised their outstanding warrants (described above) for a total exercise price of $112,496 and $25,000, respectively.  Mr. Morgan received 28,124 shares of common stock and Mr. Edgington received 6,250 shares of common stock upon the exercise of their stock warrants.

On August 31, 2007, classes A, B & C of Preferred Stock were converted into Common Stock of the Company.  As a part of this conversion, Eric Oliver, Jon Morgan and Bruce Edgington received shares of Common Stock in the amounts shown in the table above.  Additionally, Mr. Oliver received an additional 9,375 shares of common stock upon exercise of warrants with a strike price of $4.  Mr. Oliver exercised his remaining warrants on March 7, 2008, for which he received an additional 18,751 shares at a price of $4 per share.

Purchase of Priority Power and Cogdill Enterprises

On May 25, 2006, the Company completed its acquisition of all of the outstanding partnership interests in Priority Power pursuant to a Securities Purchase Agreement by and between the Company and its subsidiary, NEMA and the partners of Priority Power dated May 18, 2006. The total purchase price was $3,730,051, comprised of (i) $500,000 in cash, and (ii) promissory notes with the aggregate principal amount of $3,230,051 from the Company and NEMA and payable to the sellers.  There are several business relationships among Priority Power, its partners, the Company and its subsidiaries, and their respective affiliates.  The Company's retail electricity provider subsidiary, W Power, has contractual relationships with Priority Power with respect to providing electricity to less than 0.2% of Priority Power’s.  Additionally, certain of the selling partners of Priority Power are customers of W Power, none of which are considered significant customers.  Certain of the selling partners of Priority Power are also five percent or more stockholders of the Company or affiliates of stockholders of the Company, including an affiliate of Jon M. Morgan, the President and Chief Executive Officer of the Company, and Eric L. Oliver, the Chairman of the Board of Directors of the Company.  Jon M. Morgan is a fifty percent owner of Anthem Oil and Gas, Inc which was a selling limited partner of Priority Power.  Mr. Morgan also owned a one third interest in the selling general partner of Priority Power Management, Ltd.  Eric L. Oliver owned a thirty-seven and a half percent interest in a selling limited partner of Priority Power, Oakdale Ventures, Ltd.

On September 11, 2007 the Company announced the acquisition of 100% of Cogdill Enterprises, Inc. (“CEI”), effective August 31, 2007 for an aggregate consideration of $6,000 and a obligation to pay 95% of the total revenues actually received by the Company each month directly as a result of the contracts originated by Trenton Cogdill for and on behalf of the CEI prior to the August 31, 2007. Trenton Cogdill is now an employee of Priority Power.

The following table reflects the portion of the Company’s long-term debt payable to related parties as of December 31, 2007:

Total

Eric Oliver, Chairman of the Board	$10,691
Jon M. Morgan , CEO	477,561
Padraig Ennis, VP of Priority Power	73,588
John Bick, Managing Principal of Priority Power	190,669
Trenton Cogdill, Priority Power	271,911
5% Shareholders	869,120
Total	$1,893,540

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

Mr. Jon Morgan, CEO of the Company, and his affiliate were among the Selling Partners and the sale of their undivided interest in the Properties resulted in Mr. Morgan receiving a net payment in the amount of $79,317.  Mr. Morgan is also an owner and officer of the General Partner of TCTB, and took actions in such capacity in connection with this transaction in addition to acting as an officer of the Company.  As an owner of such General Partner, Mr. Morgan indirectly received an additional $5,300 from the sale of the General Partner's interest in the Properties.  Mr. Morgan now manages the Properties.

Sale of Preferred D and Issuance of Warrants

The Company issued Preferred D stock, promissory notes and warrants to finance its investment in SFF Royalty and SFF Production.  Certain of the Company’s Directors participated in this transaction as shown below:

Director	# Shares Preferred D Purchased	Preferred D Purchase Price	Promissory Not Amount	# Warrants Received @$6.02 Strike Price
Eric Oliver	164,376	$1,643,760	$1,037,741	172,382

Bruce Edgington	6,130	61,300	38,700	6,429

Stub Financing

In order to secure the cash required for the Company’s contribution to SFF Royalty and SFF Production on December 17, 2007, stub financing was arranged via the execution of two promissory notes with SoftVest, LP totaling $3.5 million.  These notes were due and payable on December 31, 2007 and carry an annual interest rate of 8.5%.

The Company repaid these notes on March 13, 2008 after receiving its final distribution from the Trust.

Other

We may in the future enter into other transactions and agreements incident to our business with directors, officers, principal stockholders and other affiliates. We intend for all such transactions and agreements to be on terms no less favorable than those obtainable from unaffiliated third parties on an arm's-length basis. In addition, the approval of a majority of the AMEN directors will be required for any such transactions or agreements.

ITEM 13.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1+	Certificate of Incorporation and Certificates of Amendments thereto of DIDAX INC.

3.1(a)+	Certificate of Correction regarding Certificate of Incorporation

3.1(b)**	Certificate of Amendment thereto of DIDAX INC.

3.2+++	Certificate of Amendment thereto of Crosswalk.com, Inc.

3.3+	Bylaws and amendments thereto of the Company

3.6***	Certificate of Amendment of Certificate of Incorporation dated May 26, 2004

3.7
Certificate of Designation of Rights and Preferences of the Series D Preferred Stock of Amen Properties, Inc. (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

4.1	Form of Warrant (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.1+	Form of Stock Option Agreement

10.2+	1997 Stock Option Plan

10.3*	1997 Stock Option Plan, as amended April 6, 1998

10.4*	1998 Stock Option Plan

10.5**	1998 Stock Option Plan, as amended February 26, 1999

10.6##	1998 Stock Option Plan, as amended March 3, 2000

10.7//	Lease Agreement between TCTB Partners, Ltd. and Bank of America, N.A. dated September 30, 2003.

10.8//	Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc. dated April 4, 2000.

10.9###	Employment and Noncompetition Agreement between the Company and Kevin Yung dated as of July 1, 2004

10.10@	Loan Agreement between Amen Properties, Inc. and Western National Bank

10.11@	Western National Bank Revolving Line of Credit Note

10.12
Employment Agreement between Priority Power Management, Ltd and John Bick (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006).

10.13
Employment Agreement between Priority Power Management, Ltd and Padraig Ennis (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006).

10.14
Securities Purchase Agreement among Amen Properties, Inc. and NEMA Properties, LLC, Priority Power Management, Ltd. and Priority Power Management Dallas, Ltd. and their respective partners dated as of May 18, 2006, including the forms of promissory note and assignment delivered at closing (incorporated by reference to the Company’s Form 8-K Current Report filed on May 24, 2006).

10.15
Agreement to Distribute Assets among TCTB Partners, Ltd and its partners dated as of September 27, 2006 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.16
Purchase Agreement between TCTB Partners, Ltd as nominee for certain partners of TCTB Partners, Ltd and Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd. dated as of September 29, 2006 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.17
Management Agreement between the Company and TCTB Management Group, LLC. dated as of September 29, 2006 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.18
Amendment to Employment Agreement of Kevin Yung dated December 5, 2006 (Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 20, 2007)

10.19
Amendment to Employment Agreement of John Bick dated June 1, 2006 (Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 20, 2007)

10.20
Amendment to Employment Agreement of Padraig Ennis dated June 1, 2006 (Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 20, 2007)

10.21	Employment Agreement of Kris Oliver, dated July 30, 2007 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007)

10.22
Purchase Agreement between Amen Properties, Inc. and Bank of New York Trust  Company,  N. A., the  trustee of Santa Fe Energy Trust, dated as of November 8, 2007 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007)

10.23
Purchase Agreement between Amen Properties, Inc. and Devon Energy Production Company, L.P. dated as of November 8, 2007 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007)

10.24
Amendment to Purchase Agreement between Amen Properties, Inc. and Bank of New York Trust Company,  N. A., the  trustee of Santa Fe Energy Trust, dated as of November 8, 2007 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 178, 2007)

10.25
Amendment to Purchase Agreement between Amen Properties, Inc. and Devon Energy Production Company, L.P. dated as of November 8, 2007 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.26	SFF Royalty, LLC Operating Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.27	SFF Production, LLC Operating Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.28	Securities Purchase and Note Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.29	Amen Properties Promissory Note to SoftVest, LP (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

11	Statement of computation of earnings per share

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 USC §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 USC §1350.

+++ Filed as an Appendix to the Company’s Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on January 13, 2003.

* Incorporated by reference to the Company’s Registration Statement Post Effective Amendment No. 1 to Form SB-2 declared effective by the Securities and Exchange Commission on July 2, 1998, SEC File No. 333-25937

** Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

*** Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2004.

## Filed as an Appendix to the Company’s Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on March 30, 2000.

### Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2004

// Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2003.

@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective September 30, 2002, Johnson Miller & Co., CPA’s PC was engaged as the independent accountant for the Company and has been selected as the Company’s principal accountants for 2008.  The decision to engage Johnson Miller & Co., CPA’s PC was approved by the Audit Committee of the Board of Directors.  The Audit Committee has delegated authority for the approval of non audit-related services to the Chairman of the Committee.

Audit Fees

The aggregate fees paid to Johnson Miller & Co., CPA’s PC for the audit of the financial statements on Form 10-KSB and for reviews on Form 10-QSB during 2006 was $90,644, and for 2007 was $64,749.

Audit Related Fees

None.

Tax Fees

During 2006 the Company did not pay any fees for tax related matters.  During 2007 the Company paid its principal accountant $10,532 for tax related matters.

All Other Fees

The aggregate other fees paid to Johnson Miller & Co., CPA’s PC during 2006 was $22,263.  The 2006 fees are primarily related to services rendered in connection with the purchase of Priority Power and the disposition of TCTB assets described above under “Certain Relationships and Related Transactions”.  The aggregate other fees paid to Johnson Miller & Co., CPA’s PC during 2007 was $0.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEN Properties, Inc.

April 7, 2008	By: /s/ Jon M. Morgan
Jon M. Morgan,
Chief Executive Officer

April 7, 2008	By: /s/ Kris Oliver
Kris Oliver,
Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 7, 2008	By: /s/ Kevin Yung

Chief Operating Officer

April 7, 2008	By: /s/ Eric L. Oliver

Director and Chairman of the Board of Directors

April 7, 2008	By: /s/ Bruce Edgington

Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
AMEN Properties, Inc. and Subsidiaries
Midland, Texas

We have audited the accompanying consolidated balance sheets of AMEN Properties, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMEN Properties, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

JOHNSON MILLER & CO., CPA’s PC

Midland, Texas
March 28, 2008

AMEN Properties, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS
	2007	2006
CURRENT ASSETS
Cash and Cash Equivalents (note A3)	$1,520,852	$4,457,208
Accounts Receivable (notes A6 and A18), net of allowance of $17,232 and $38,470 in 2007 and 2006, respectively	1,808,946	1,373,356
Current Available-for-Sale Securities (notes A4 and I)	3,680,550	--
Other Current Assets, net of allowance of $233,000 in 2007 (note A7)	231,260	25,626
Total Current Assets	7,241,608	5,856,190

RESTRICTED CASH EQUIVALENTS (notes C and E)	2,197,000	2,197,000

PROPERTY AND EQUIPMENT (notes A8, A9, and F)	177,771	146,041

OIL AND GAS INVESTMENTS IN SFF GROUP (notes A10, N and R)	10,022,389	--

INVESTMENT IN REAL ESTATE (notes A10, C and G)	2,311,443	1,730,185

ROYALTY INTERESTS (notes A8 and H)	126,528	129,778

LONG-TERM INVESTMENTS (notes A4 and I)	62,350	62,350

OTHER ASSETS
Goodwill (notes A11 and B)	2,916,085	2,916,085
Deferred Costs	6,000	--
Deposits and Other Assets	500,856	61,057
Total Other Assets	3,422,941	2,977,142

TOTAL ASSETS	$25,562,030	13,098,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$796,540	$595,289
Accrued Liabilities (note J)	718,991	603,951
Deferred Revenue (note A14)	26,519	30,785
Accrued Interest Payable	32,656	61,024
Short-Term Obligations (note R)	698,593	--
Short-Term Related-Party Obligations (note R)	5,510,407	--
Current Portion of Long-Term Obligations (note M)	115,375	132,307
Current Portion of Related-Party Obligations (note M)	375,286	293,687
Total Current Liabilities	8,274,367	1,717,043

LONG-TERM OBLIGATIONS, less current portion (notes C, M and N)
Financial Institutions and Other Creditors	730,545	845,921
Related Party Obligations	1,893,540	1,877,734
Total Long-Term Obligations	2,624,085	2,723,655

MINORITY INTEREST (note A16)	--	23,453

COMMITMENTS AND CONTINGENCIES (notes A21, K and O)	--	--

STOCKHOLDERS’ EQUITY (notes P and Q)
Preferred Stock, $.001 par value; 5,000,000 shares authorized
80,000 Series “A” shares converted into a total of 616,447 shares of common stock(note A17)	--	80
80,000 Series “B” shares converted into a total of 233,317 shares of common stock (note A17)	--	80
125,000 Series “C” shares converted into a total of 500,000 shares of common stock (note A17)	--	125
429,100 Series “D” shares issued and outstanding (note R)	429	--
Common Stock, $.01 par value; 20,000,000 shares authorized; 3,716,182 and 2,290,589 shares issued and outstanding at December 31, 2007 and 2006	37,162	22,906
Additional Paid-in Capital	49,445,241	44,970,100
Accumulated Deficit	(35,062,245)	(36,358,756)
Accumulated Other Comprehensive Income	242,991	--
Total Stockholders’ Equity	14,663,578	8,634,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,562,030	$13,098,686

See accompanying notes to the consolidated financial statements.

AMEN Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2007	2006
OPERATING REVENUE
Retail Electricity Revenue	$10,327,813	$10,490,047
Energy Management Fees	3,983,517	2,076,052
Rental Revenue	--	2,418,702
Total Operating Revenue	14,311,330	14,984,801

OPERATING EXPENSE
Cost of Goods and Services	9,560,893	9,421,042
Rental Property Operations	--	1,652,483
General and Administrative	3,042,256	1,880,930
Depreciation, Amortization and Depletion	118,236	326,791
Corporate Tithing (note A15)	157,689	240,129
Total Operating Expenses	12,879,074	13,521,375
INCOME FROM OPERATIONS	1,432,256	1,463,426

OTHER INCOME (EXPENSE)
Interest Income	345,395	227,996
Interest Expense	(339,780)	(755,228)
Gain on Sale of Interest in Real Estate (note C)	--	1,405,495
Income from Real Estate Investment	102,767	42,947
Income from SFF Group Investment	22,389	-
Other Income	96,746	(66,611)
Total Other Income	227,517	854,599

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,659,773	2,318,025

Income Taxes (notes A13 and K)	(52,812)	--
Minority Interest	901	(60,248)

INCOME FROM CONTINUING OPERATIONS	1,607,862	2,257,777

LOSS FROM DISCONTINUED OPERATIONS (note S)	(311,351)	(96,619)

NET INCOME	$1,296,511	$2,161,158

Net Income from Continuing Operations per Common Share (Basic)	$.58	$1.00

Net Income from Continuing Operations per Common Share (Diluted)	$.43	$.61

Net Income per Common Share (Basic)	$.47	$.96

Net Income per Common Share (Diluted)	$.35	$.59

Weighted Average Number of Common Shares Outstanding - Basic	2,766,745	2,258,689
Weighted Average Number of Common Shares Outstanding - Diluted	3,715,641	3,693,390

OTHER COMPREHENSIVE INCOME
Net Income	$1,296,511	$2,161,158
Unrealized Gain on Investment	242,991	--
Comprehensive Income	$1,539,502	2,161,158

See accompanying notes to the consolidated financial statements.

AMEN Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Warrants	Accum. Deficit	Accum. Other Comp Income	Total Equity
Balance, December 31, 2005	285,000	$285	2,206,215	$22,063	$44,633,448	250,000	$(38,519,914)	--	$6,135,882

Common Stock Issued Pursuant To Common Stock Warrants Exercised	--	--	84,374	843	336,652	(84,374)	--	--	337,495

Net Income	--	--	--	--	--	--	2,161,158	--	2,161,158

Balance, December 31, 2006	285,000	285	2,290,589	22,906	44,970,100	165,626	(36,358,756)	--	$8,634,535

Common Stock Issued Pursuant To Common Stock Warrants Exercised	--	--	55,210	552	36,948	(146,875)	--	--	37,500

Issuance of Stock Options	--	--	--	--	75,298	--	--	--	75,298

Common Stock Issued for Employee Compensation	--	--	20,619	206	85,537	--	--	--	85,743

Conversion of Preferred Stock – A, B & C	(285,000)	(285)	1,349,764	13,498	(13,213)	--	--	--	--

Issuance of Preferred Stock – Class D	429,100	429	--	--	4,290,571	450,000	--	--	4,291,000

Net Income	--	--	--	--	--	--	1,296,511	--	1,296,511

Other Comprehensive Income	--	--	--	--	--	--	--	242,991	242,991

Balance, December 31, 2007	429,100	$429	3,716,182	$37,162	$49,445,241	468,751	$(35,062,245)	$242,991	$14,663,578

See accompanying notes to the consolidated financial statements.

AMEN Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2007	2006
Cash Flows From Operating Activities
Income From Continuing Operations:	$1,607,862	$2,257,777
Adjustments to Reconcile Income From Continuing Operations to Net Cash Provided By Continuing Operations
Depreciation, Amortization and Depletion	118,236	326,791
Gain on Sale of Investments	--	(1,405,495)
Equity Income from Real Estate Investment	(102,767)	(42,947)
Equity Income from SFF Group Investment	(22,389)	--
Minority Interest	(23,453)	60,248
Changes in Operating Assets and Liabilities
Accounts Receivable	(414,081)	357,574
Allowance for Doubtful Accounts	(21,509)	(2,463)
Other Receivables	(205,634)	--
Other Assets	(48,708)	154,363
Deferred Costs	--	30,692
Accounts Payable	201,251	(614,035)
Accrued and Other Liabilities	247,712	(187,495)
Deferred Revenue	(4,266)	(93,555)

Net Cash Provided By Continuing Operations	1,332,254	841,455

Cash Flows From Discontinued Operations:
Loss From Discontinued Operating Activities	(311,351)	(96,619)
Net Cash Provided By Operating Activities	1,020,903	744,836

Cash Flows From Investing Activities
Purchases of Property and Equipment	(146,716)	(402,704)
Restricted Cash Equivalents	--	(641,736)
Proceeds from Sale of Interest in Real Estate (note C)	--	6,399,701
Sales and Maturity of Investments	--	2,100,000
Net Cash Used in Purchase of Cogdill Enterprises, Inc.	(6,000)	--
Purchase of Investments	(3,437,558)	--
Investment in Real Estate	(478,491)	283,152
Investment in SFF Group (note R)	(10,000,000)	--
Repayments of Notes Receivable	--	50,000

Net Cash (Used In) Provided By Investing Activities	(14,068,765)	7,788,413

Cash Flows From Financing Activities
Repayments of Notes Payable	(425,994)	(6,506,423)
Proceeds from Issuance of Notes Payable	6,209,000	--
Proceeds from Issuance of Preferred Stock	4,291,000
Net Proceeds from Exercise of Warrants	37,500	337,495
Minority Interest Distributions	--	(36,536)
Minority Interest Contributions	--	24,995
Net Cash Provided By (Used In) Financing Activities	10,111,506	(6,180,469)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,936,356)	2,352,780

Cash and Cash Equivalents at Beginning of Year	4,457,208	2,104,428
Cash and Cash Equivalents at End of Year	$1,520,852	$4,457,208

Cash Paid During Year for:
Interest	$339,678	$663,511

Non-Cash Investing and Financing Activities:
Effective April 1, 2006 the Company acquired 100% of Priority Power Management, Ltd. Financed by notes payable to sellers (note B)	$--	$3,230,051
On September 27, 2006 the Company distributed certain net assets to minority interest owners (note C)	--	369,250
Unrealized Gain on Marketable Securities	242,991	--
Effective August 31, 2007 the Company acquired 100% of Cogdill Enterprises, Inc. and acquired contract rights financed with debt	(391,091)	--
Issuance of common stock and options for compensation	161,041	--

See accompanying notes to the consolidated financial statements.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE A –    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Organization

Company Background

•	The Company was originally incorporated as DIDAX, Inc, in January 1997
•	Until December 2002 the Company operated under the name Crosswalk.com; its primary businesses were operation of the Christian web portal crosswalk.com™ and a direct mail advertising service.
•
During the last quarter of 2002, the Company sold substantially all of its assets with the exception of the Company’s accumulated Net Operating Loss (“NOL”) and changed its name to AMEN Properties, Inc.

•	A revised business plan was approved by the shareholders in 2002, and called for the Company to grow via the selective acquisition of cash-generating assets in three categories:
o	Commercial real estate in secondary stagnant markets
o	Commercial real estate in out of favor growth markets
o	Oil and gas royalties

During the time the Company operated as Crosswalk.com, it generated a Net Operating Loss in excess of $30 million.  Provisions in the United States Federal Tax Code dictate that a significant ownership change (in excess of 50% in a three-year period) would eliminate the Company’s ability to use the NOL to offset its Federal Income Tax liability.  It is the Company’s intention to preserve its NOL, which requires funding our growth without access to many traditional sources of capital which would result in a significant change in ownership.

Company Organization

In initiating the 2002 business plan the Company, in October 2002, formed the following entities:

•	NEMA Properties LLC (“NEMA”), a Nevada limited liability company 100% owned by AMEN
•	AMEN Delaware LP (“Delaware”), a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner
•	AMEN Minerals LP (“Minerals”), a Delaware limited partnership, owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner.

On July 30, 2004, the Company formed W Power and Light LP (“W Power”), a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner. On May 18, 2006, the Company acquired 100% of Priority Power Management, Ltd. and Priority Power Management Dallas, Ltd. (collectively “Priority Power”) effective April 1, 2006.  Priority Power is owned 1% by AMEN, as the sole general partner, and 99% by NEMA, as the sole limited Partner.

As used herein, the terms “Company” and “AMEN” and references to “we” and “our” refer to all of AMEN Properties, Inc., NEMA, Delaware, Minerals, and W Power and Priority Power unless the context otherwise requires.

Status of 2002 Business Plan

The Company’s first act in implementing the 2002 business plan was the acquisition of a 64.9% limited partnership interest in TCTB Partners, Ltd. (“TCTB”), a real estate investment partnership which owned two commercial office properties in Midland, Texas (collectively referred to as “the Properties” - See Item 2 below for further description of the Properties).  Effective January 1, 2004, the Company acquired an additional 6.4% limited partnership interest in TCTB giving the Company a 71.3% interest.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

Effective September 27, 2006, the Company entered into an agreement to contemporaneously distribute TCTB’s assets to the limited partners and sell 75% of their undivided interest in the Properties to an unaffiliated third party.  TCTB continues to hold record title to the remaining undivided 25% interest in the Properties beneficially owned by the Partners of TCTB (“Selling Partners”), including the Company’s 18.0% ownership in the Properties.  After the sale, TCTB, the Selling Partners and the Buyers, as all of the owners of the Properties, entered into a Management Agreement with TCTB Management Group, LLC (“Management”) dated September 29, 2006 relating to the management of the Properties.  The Management Agreement is effective until August 31, 2007 unless earlier terminated in accordance with its terms.  The owners of Management are the Selling Partners (including the Company) and the Buyers in the same percentages as their proportionate ownership of the Properties.  Mr. Jon Morgan, President and CEO of the Company, is the managing member of Management.

Due to the Company’s inability to find viable real estate investment opportunities in secondary and out-of-favor markets, the decision was made to revise the business plan and focus on other opportunities for growth.  The distribution and sale of a majority of TCTB’s assets resulted in the Company maintaining a relatively small investment in Real Estate and deemphasizing that market as a source of growth.

One of the original components of the 2002 Business Plan was to leverage the expertise of the Company’s management in the acquisition of oil and gas royalties.  In December of 2007, the Company acquired a one third interest in SFF Royalty, LLC (“SFF Royalty”) and SFF Production, LLC (“SFF Production”), (collectively “SFF Group”).  Through its ownership in these entities, the Company participates in the income generated from oil and gas royalties and working interests in over 1,200 properties in several states.

Expansion into Electricity

A new opportunity was created when the Texas Legislature adopted the Texas Electric Choice Plan, which effectively deregulated the electricity marketplace in the State of Texas, the largest electricity market in the United States.  The Company formed a new subsidiary, W Power, to serve the Texas market as a retail electricity provider (“REP”).  In September 2004 the Public Utility Commission of Texas (“PUCT”) awarded W Power a license to begin commercial REP operations in Texas and in November 2004 W Power received its certification from the Electric Reliability Council of Texas (“ERCOT”).  As a REP, W Power sells electricity and provides the related billing, customer service, collection and remittance services to residential, commercial, and industrial customers.  W Power offers its customers low electricity rates, flexible payment and pricing choices, simple terms and responsive customer service.  The Texas regulatory structure and legislation permits independent REPs (companies unaffiliated with an incumbent utility in a particular geographic area), such as W Power, to procure and sell electricity at unregulated prices and pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to the customers.

Deregulation of the Texas electricity market also created opportunities for companies to provide energy management and consulting services to commercial customers.  In 2006 the Company acquired Priority Power, one of the leading electricity aggregation, brokering and consulting firms in the State of Texas.  Priority provides services to its customers in the areas of load aggregation, natural gas and electricity procurement, energy risk management, and energy consulting in both regulated and deregulated domestic markets.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

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

4. Marketable Investments

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

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date, and are reported at fair value with unrealized gains and losses, net of tax, recorded in stockholders’ equity.   Realized gains or losses and permanent declines in value, if any, on available-for-sale investments are reported in other income or expense as incurred.

5. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $2,743,000 as of December 31, 2007.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007.

6. Accounts Receivable

Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for doubtful accounts.

W Power’s unbilled revenue is accrued based on the estimated amount of unbilled power delivered to customers using the average customer billing rates.  Unbilled revenue also includes accruals for estimated Transmission and Distribution Service Provider (“TDSP”) charges and monthly service charges applicable to the estimated usage for the period. W Power’s allowance for doubtful accounts at December 31, 2007 and 2006 was $17,232 and 38,470, respectively.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

The Company estimated the allowance for doubtful accounts related to W Power’s billed accounts receivable to be approximately .2% percent of W Power’s retail electricity billed revenue.  Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.

Priority Power trade accounts receivable arise from aggregation fees and other management services.  An allowance for doubtful accounts is provided, when considered necessary by management, for estimated amounts not expected to be collectible.  No allowance was provided or deemed necessary at December 31, 2007 and 2006.

At December 31 accounts receivable consisted of the following:

	2007	2006

Billed electricity receivables	$264,228	438,592
Unbilled electricity receivables	854,560	518,045
Aggregation fees	700,026	449,544
Other receivables	7,364	5,645
Allowance for doubtful accounts	(17,232)	(38,470)
Accounts receivable, net	$1,808,946	1,373,356

7. Other Current Assets

The Company has a relationship with a reseller that markets W Power’s services on a pre-pay basis. During the third quarter, the reseller’s receivable balance grew to $300 thousand due to cash flow issues caused by billing issues and customer turnover. The Company has collateralized a portion of this receivable balance and has increased the allowance for doubtful accounts by $233 thousand specifically for this account.

At December 31, 2007, Other Current Assets consisted of the following:

Power reseller receivables	$251,783
Allowance for doubtful accounts	(233,000)
Miscellaneous current assets and receivables	212,477

Other current assets, net	$231,260

8. Depreciation, Amortization and Depletion

Property and equipment are stated at cost.  Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to 10 years.  Royalty acquisitions are stated at cost.  Depletion is determined using the units-of-production method based on the estimated oil and gas reserves.

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

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

The Company considers historical performance and anticipated future results in its evaluation of potential impairment.   Accordingly, when indicators or impairments are present, the Company evaluates the carrying value of these assets in reaction to the operating performance of the business and future discounted and nondiscounted cash flows expected to result from the use of these assets.  Impairment losses are recognized when the sum of expected future cash flows are less than the assets’ carrying value.

10. Investment in Real Estate and SFF Group

As discussed in Note C to the consolidated financial statements, the Company sold a significant interest in certain real estate and contributed its retained 18% undivided ownership interest in the real estate to an investment.

The Company and the other selling partners, the Buyers and affiliates of the Buyers entered into a Contribution and Assumption Agreement dated March 19, 2007 (the “Contribution Agreement”), whereby the Company and others contributed their remaining interests, other property interests, and cash to HPG Acquisition LLC (“HPG”) in exchange for membership interests in HPG, all effective as of March 2, 2007.

The Company’s investment in real estate and SFF Group (see Note R) is recorded at cost, adjusted for its equity share of earnings, using the equity method of accounting, and cash contributions and distributions.

11. Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that goodwill and other intangible assets with investment lives no longer be amortized.  The intangible assets are tested for impairment annually.  If there is impairment, the amount will be expensed and the intangible assets will be written down accordingly.

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

13. Income and Franchise Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  For the years ended December 31, 2007 and 2006, no income tax expense has been incurred due to the utilization of the Company’s net operating losses.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

On May 18, 2006, the Texas Governor signed into law a new Texas Franchise Tax, which restructured the state business tax by replacing the taxable capital and earned surplus components of the tax with a new taxable margin component.  The new franchise tax is effective for returns due on or after January 1, 2008. The Texas franchise tax is imposed on taxable entities chartered, organized, or doing business in Texas.  While the State of Texas does not classify the tax as a tax on income, the tax is considered an income tax for purposes of SFAS No. 109 because the tax is based on a measure of income. Franchise tax expense at December 31, 2007 and 2006 was approximately $53 thousand and $0, respectively.

14. Deferred Revenue

Deferred revenue consists of prepaid aggregation fees that are amortized over the life of the related aggregation contract. Amortization expense at December 31, 2007 and 2006 was $54,925 and $0, respectively.

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

16. Minority Interest

Minority interest represents the interest of unit holders of TCTB, other than the Company, in the net earnings and net equity of TCTB.  The unit holder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unit holder minority interest in TCTB was approximately 28.7% at December 31, 2007 and 2006.  In 2007, the remaining assets of TCTB were distributed to the unit holders thereby eliminating the minority interest balance at December 31, 2007.

17.	Contingently Convertible Securities

On August 31, 2007, holders of the Company’s Series A, B & C Preferred Stock converted their shares into 1,349,764 shares of the Company’s Common Stock as shown in the following table:

Series	Number of Shares	Purchase Price	Conversion Rate	Number of Common Shares
A	80,000	$2,000,000	$3.2444	616,447
B	50,000	500,000	3.2444	154,111
B	10,000	100,000	3.424	29,206
B	20,000	200,000	4.000	50,000
C	125,000	2,000,000	4.000	500,000

18.	Revenue Recognition

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

The Company records electricity sales under the accrual method and these revenues are recognized upon delivery of electricity to the customers’ meters.  Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by the Electric Reliability Council of Texas (“ERCOT”) multiplied by the Company’s average billing rate per kilowatt hour (“kwh”) in effect at the time (“the flow technique”).

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

Sales represent the total proceeds from energy sales, including pass through charges from the TDSPs billed to the customer at cost.  Cost of goods and services (“COGS”) include electric power purchased, sales commissions, and pass through charges from the TDSPs in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are determined by regulated tariffs established by the Public Utility Commission of Texas (“PUCT”).

Bilateral wholesale costs are incurred through contractual arrangements with wholesale power suppliers for firm delivery of power at a fixed volume and fixed price.  The Company is typically invoiced for these wholesale volumes at the end of each calendar month for the volumes purchased for delivery during the month, with payment due 10 to 20 days after the end of the month.

Balancing/ancillary costs are based on the aggregate customer load and are determined by ERCOT through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply provided by the Company through its bilateral wholesale supply and the supply required to serve the Company’s customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through its load forecasting and forward purchasing programs.

The Company’s gross revenues for aggregation and other services to our customers are recognized upon delivery and include estimated aggregation fees and other services delivered but not billed by the end of the period.

The Company recorded unbilled revenue of $320,901 and $206,100 for aggregation fees for the years ended December 31, 2007 and 2006, respectively.  Accrued unbilled revenues are based on our estimates of customer usage since the date of the last meter reading provided by the independent system operators or electric distribution companies.  Volume estimates are based on average daily volumes, estimated customer usage and applicable customer aggregation rates.  Unbilled revenues are calculated by multiplying volume estimates by our estimated rates by customer.  Estimated amounts are adjusted when actual usage and rates are known and billed.

19.	Advertising Expense

All advertising costs are expensed when incurred.  Advertising expenses were approximately $10,186 and $11,220 for the years ended December 31, 2007 and 2006, respectively.

20.	Income Per Share

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The provisions of this Statement shall be effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007; this Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted in paragraph 30 for early adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141.  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008.  The impact, if any, will depend on the nature and size of business combinations that Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

Management does not believe the new pronouncements will have a material impact on its financial statements.

23.	Reclassification of Previously Reported Information

Certain reclassifications of previously reported information have been made to conform to the December 31, 2007 presentation of discontinued operations.

NOTE B - BUSINESS COMBINATIONS

Priority Power

On May 25, 2006, the Company completed the acquisition of 100% of Priority Power Management, effective April 1, 2006, for an aggregate consideration of $3,730,051. Priority Power is primarily involved in providing energy management services and the Company believes that Priority Power’s business is complimentary to the retail electricity provider business conducted by the Company’s subsidiary W Power.  The acquisition resulted in the Company allocating $2,916,085 of the purchase price to goodwill.  This allocation is principally the result of the purchase price being based on a business valuation of Priority Power for the period ended December 31, 2005.  The acquisition consisted of $500,000 of cash paid and promissory notes totaling $3,230,051 payable to the selling partners of Priority Power.  This acquisition has been accounted for under the purchase method of accounting and Priority Power’s results of operations for the nine months ended December 31, 2006 have been included in the Company’s Consolidated Statement of Operations for the period then ended.  The purchase price has been allocated based on the estimated fair values of 100% of the acquired partnership interests at the acquisition date as follows:

Goodwill	$2,916,085
Fair value of fixed assets acquired	96,467
Fair value of other current assets acquired	460,201
Fair value of liabilities assumed	(525,854)
Note payable to sellers	(3,230,051)

Net cash acquired for the acquisition	(283,152)
Less: total cash acquired	783,152

Net cash paid	$500,000

The total expected amount of goodwill to be deducted for tax purposes is $157,448 and $145,804 for the tax year ended December 31, 2007 and 2006, respectively.

Cogdill Enterprises

On September 11, 2007 the Company announced the acquisition of 100% of Cogdill Enterprises, Inc. (“CEI”), effective August 31, 2007 for an aggregate consideration of $6,000 and a obligation to pay 95% of the total revenues actually received by the Company each month directly as a result of the contracts originated by Trenton Cogdill for and on behalf of CEI prior to August 31, 2007. CEI provides energy consulting services to over 1,200 religious and related organizations in Texas and the Company believes that CEI’s business will integrate with the Company’s PPM subsidiary.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

NOTE C – DISPOSITION OF ASSETS

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

Contemporaneous with the distribution of the Properties, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the Properties to Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd., unaffiliated third party purchasers for a privately negotiated price of $9.0 million. This resulted in the Company, through its wholly owned subsidiary Amen Delaware, LP, selling approximately 74% of its undivided interest in the distributed assets for approximately $6.4 million (net proceeds of approximately $3,570,500) with a gain on the sale of approximately $1,405,500.  The sale of approximately 74% of the Company’s original 71.348% interest in the assets resulted in the Company retaining approximately 18% in an investment in a real estate joint venture aggregating $1,687,238.

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

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

NOTE D – CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at four financial institutions, which at times may exceed federally insured limits. The Company had approximately $1,020,000 and $3,514,000 of uninsured cash and cash equivalents at December 31, 2007 and 2006, respectively.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

W Power and Priority Power’s revenues are derived principally from uncollateralized customer electricity billings and TCTB’s revenues are derived principally from uncollateralized rents from tenants.  The concentration of credit risk in a limited number of industries affects its overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

NOTE E – RESTRICTED CASH EQUIVALENTS

On October 18, 2005, the Company entered into a continuing agreement for commercial and standby letters of credit (the “Letters of Credit”) with JPMorgan Chase Bank, N.A., Houston, Texas, (“Chase”). Under the agreement Chase may, but is not obligated to, issue one or more standby or commercial letters of credit on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company’s obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance.  In order to support the Letters of Credit, the Company, Chase and JP Morgan Securities Inc. (“JPMorgan”) maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMorgan.  The Company had deposits with JPMC totaling $2,197,000 collateralizing outstanding Letters of Credit at December 31, 2007 and 2006.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following at December 31:

	2007	2006

Furniture, fixtures and equipment	$329,533	238,367
Less: accumulated depreciation	(151,762)	(92,326)

	$177,771	146,041

Depreciation expense for 2007 and 2006 was $60,061 and $319,951, respectively.  Included in the $319,951 of the 2006 depreciation expense is $224,068 of depreciation related to the buildings sold on September 29, 2006 (see note C).

NOTE G – INVESTMENT IN REAL ESTATE

Effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd.  Contemporaneous with the distribution of the assets, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the assets.  The sale of the Company’s undivided interest in the assets resulted in the Company retaining approximate 18% undivided interest in the assets which was subsequently contributed into HPG Acquisition, LLC (see note C).

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

The Company’s Investment in real estate consisted of the following at December 31:

	2007	2006

Real estate investment	$2,208,676	1,687,238
Equity earnings	102,767	42,947

	$2,311,443	1,730,185

A portion of the Company’s real estate investment and equity earnings results for 2007 are based on the results of HPG Acquisition, LLC and its subsidiaries. HPG Acquisition, LLC reported the following consolidated financial information at December 31, 2007:

2007

Total Assets	$16,938,118
Total Liabilities	1,092,450
Net Income	538,516

NOTE H – ROYALTY INTERESTS

The Company, through its wholly-owned subsidiary Amen Minerals, LP, currently owns two separate royalty interests, one in the state of Texas and one in the state of Oklahoma.  The total consideration paid by the Company for the royalty interests was $162,854.  Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis.  Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the year ended December 31, 2007 and 2006.

Depletion expense for the year ended December 31, 2007 and 2006 was $3,250 and $6,840, respectively, and accumulated depletion was $36,326 and $33,076, respectively.

NOTE I – MARKETABLE INVESTMENTS

Securities available-for-sale in the accompanying balance sheet at December 31, 2007 and 2006 totaled $3,742,900 and $62,350, respectively.  The aggregate market value, cost basis, and unrealized gains and losses of securities available-for-sale, by major security type are as follows at December 31:

	2007	2006

Short-term investments:
Santa Fe Energy Trust stripped
U.S. Treasury Bonds (CUSIP #912833CT5)
Cost Basis	$2,778,300	-
Gross Unrealized Gain	1,935	-
Market Value	2,780,235	-

Santa Fe Energy Trust stripped units
Cost Basis	659,260	-
Gross Unrealized Gain	241,055	-
Market Value	900,315	-

Total short-term investments	3,680,550	-

Long-term investments:
Other securities, at cost which
approximates market	62,350	62,350

Total investments	$3,742,900	62,350

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

NOTE J – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2007	2006

Accrued TDSP charges	$230,667	127,495
Accrued sales tax	95,831	89,143
Accrued franchise tax	52,812	-
Accrued corporate tithing	94,898	240,129
Accrued officer bonuses	222,047	100,885
Other liabilities	22,736	46,299

	$718,991	603,951

NOTE K – INCOME TAXES

There was no income tax expense or benefit to report for the years ended December 31, 2007 and 2006.  The Company’s income tax expense for the years ended December 31, 2007 and 2006 is less than the expected amount by multiplying income from continuing operations before income taxes by the statutory rate for the following reasons:

	2007	2006
Expected expense computed at
the expected statutory rate	$564,323	788,128
Less valuation allowance	-	-
Utilization of net operating loss	(564,323)	(788,128)
State Franchise Tax	52,812	-

Income taxes	$52,812	-

As discussed in Note S to the Consolidated Financial Statements, no tax benefit was realized from the loss from discontinuing operations as a result of the Company’s net operating loss carry forward.

Noncurrent deferred tax assets and liabilities at December 31 were as follows:

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

	2007	2006
Deferred tax assets
Net operating loss carry-forward	$9,625,344	10,042,124
Investment basis	184,926	184,925
Start-up costs	18,664	29,329
Other	239,470	130,865

Gross deferred tax assets	10,068,404	10,387,243

Deferred tax liabilities
Property and equipment	(445,879)	(374,619)

Gross deferred tax liabilities	(445,879)	(374,619)

Valuation allowance	(9,622,525)	(10,012,624)

Net noncurrent deferred tax assets	$-	-

As of December 31, 2007, the Company has net operating loss carry-forwards totaling approximately $28 million for federal and state income tax purposes expiring in 2012 through 2027.

On May 18, 2006, the Texas Governor signed into law a new Texas Franchise Tax, which restructured the state business tax by replacing the taxable capital and earned surplus components of the tax with a new taxable margin component.  The new franchise tax is effective for returns due on or after January 1, 2008.  While the State of Texas does not classify the tax as a tax on income, the tax is considered an income tax for purposes of FASB Statement No. 109, Accounting for Income Taxes, because the tax is based on a measure of income. The Company’s franchise tax liability at December 31, 2007 and 2006 was approximately $53 thousand and $0, respectively.

NOTE L – OPERATING SEGMENTS

The Company’s business activities are mainly comprised of three reportable segments, real estate operations, a retail electricity provider (“REP”), and retail electricity aggregation services.

The commercial real estate portfolio consists of the Company’s investment in a real estate joint venture (see notes C and G), consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area.

The Company entered the retail electricity market in the state of Texas in July 2004.  The retail electricity operations are primarily conducted through W Power of which the Company is the sole general partner.  The REP segment sells electricity and provides the related billing, customer service, collection and remittance services to both residential and commercial customers.

On April 1, 2006, the Company, through its investment in Priority Power, began aggregating electric consumers and negotiating power prices on their behalf with retail electric providers.  The aggregation of electric consumers is primarily conducted through Priority Power of which AMEN is the sole general partner.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

Each segment’s accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for year ended December 31, 2007 and 2006, respectively.

December 31, 2007:

	REP	Real Estate Operations	Energy Management Services	Other and Corporate	Inter-Company Transaction Eliminations	Consolidated Total
Revenues from external customers	$10,327,813	$-	$3,983,517	$-	$-	$14,311,330
Revenues from other operating segments	$-	$-	$23,474	$-	$(23,474)	$-
Depreciation, amortization and depletion	$19,539	$-	$82,381	$16,316	$-	$118,236
Interest expense	$15,733	$-	$5,416	$327,059	$(8,428)	$339,780
Segment net income (loss)	$738,452	$99,624	$1,591,810	$(983,880)	$(149,495)	$1,296,511
Segment assets	$4,518,545	$-	$1,419,695	$31,101,091	$(11,477,301)	$25,562,030
Goodwill	$-	$-	$2,916,085	$-	$-	$2,916,085
Expenditures for segment assets	$27,154	$-	$50,341	$14,048,034	$-	$14,125,529

December 31, 2006:

	REP	Real Estate Operations	Energy Management Services	Other and Corporate	Inter-Company Transaction Eliminations	Consolidated Total
Revenues from external customers	$10,490,047	$2,418,702	$2,076,052	$-	$-	$14,984,801
Revenues from other operating segments	$802,856	$31,196	$35,066	$-	$(869,118)	$-
Depreciation, amortization and depletion	$14,936	$281,830	$1,765	$28,260	$-	$326,791
Interest expense	$15,037	$553,827	$-	$186,364	$-	$755,228
Segment net income (loss)	$527,890	$210,277	$933,186	$698,497	$(208,692)	$2,161,158
Segment assets	$3,950,610	$81,174	$1,310,965	$8,115,366	$(359,429)	$13,098,686
Goodwill	$-	$-	$2,916,085	-	$-	$2,916,085
Expenditures for segment assets	$10,306	$381,495	$14,496	$2,255	$-	$408,552

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

NOTE M – LONG-TERM OBLIGATIONS

NEMA entered into twenty-two promissory notes (the “NEMA Notes”) on May 18, 2006, effective April 1, 2006 totaling $3,230,051 to purchase 100% ownership interest in Priority Power Management, Ltd, a Texas limited partnership, and Priority Power Management Dallas, Ltd, a Texas limited partnership (see note B).  The notes are due in quarterly installments of $142,985 beginning on September 30, 2006 with a final maturity of December 31, 2013.  The term notes bear interest at a fixed rate per annum of 7.75%.

PPM entered into an agreement effective August 31, 2007 to purchase 100% ownership interest in Cogdill Enterprises, Inc. As part of the agreement PPM is obligated to pay 95% of the total revenues actually received by PPM each month directly as a result of the contracts originated by Trenton Cogdill for and on behalf of the Company prior to the August 31, 2007. The estimated net present value of the expected future obligation under the Cogdill agreement is classified as a long term obligation, less the current portion (the “Cogdill Note”).

Long-term obligations consisted of the following at December 31:

	2007	2006
NEMA Notes	$2,723,654	$3,149,649
Cogdill Note	391,092	-
	3,114,746	3,149,649
Less: Related Party Portion	(2,268,826)	(2,171,421)
Less: Current Portion	(115,375)	(132,307)
	$730,545	$845,921

Related party portion of long-term obligations consisted of the following at December 31:

	2007	2006
NEMA Notes	$1,877,734	$2,171,421
Cogdill Note	391,092	-
	2,268,826	2,171,421
Less: Current Portion	(375,286)	(293,687)
	$1,893,540	$1,877,734

Annual maturities of long-term obligations at December 31, 2007 are as follows:

2008	$115,375
2009	124,580
2010	134,520
2011	145,252
2012	156,840
2013 and thereafter	169,353

$845,920

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

Annual maturities of related party portion of long-term obligations at December 31, 2007 are as follows:

2008	$375,286
2009	368,883
2010	373,077
2011	381,048
2012	394,610
2013 and thereafter	375,922

$2,268,826

NOTE N – RELATED PARTY TRANSACTIONS

Rental Income

At December 31, 2006, related parties leased office space of approximately 32,000 square feet.  The rental income received from these related parties that is included in the real estate operations of the Company was approximately $349,978 during the period then ended December 31, 2006.  No space was leased by the Company at December 31, 2007.

Sale of Preferred C and Issuance of Warrants

The Company closed the sale and issuance of 125,000 shares of Series C Preferred Stock and 250,000 Warrants (see note P) pursuant to a Purchase Agreement, as amended by the Second Amendment on March 1, 2005 between the Company and certain accredited investors, including the Company’s President and Chief Operating Officer, Jon M. Morgan, the Company's Chief Executive Officer, Eric Oliver and Bruce Edgington, one of the Company’s Directors.

The following table reflects the Series C issuance to the Company’s officers and directors.

	Number of Preferred C Shares	Common Stock Equivalent	Preferred C Voting Equivalent	Purchase Price

Eric Oliver	14,063	56,252	52,877	$225,008
Jon M. Morgan	14,062	56,248	52,873	224,992
Bruce Edgington	3,125	12,500	11,750	50,000
Total	31,250	125,000	117,500	$500,000

The following table reflects the issuance of Warrants to the Company’s Officers and Directors.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

	Number of Warrants	Common Stock Equivalent

Eric Oliver	28,126	28,126
Jon M. Morgan	28,124	28,124
Bruce Edgington	6,250	6,250
Total	62,500	62,500

On May 18, 2006, Jon M. Morgan and Bruce Edgington exercised their outstanding warrants (described above) for a total exercise price of $112,496 and $25,000, respectively.  Mr. Morgan received 28,124 shares of common stock and Mr. Edgington received 6,250 shares of common stock upon the exercise of their stock warrants.

On August 31, 2007, classes A, B & C of Preferred Stock were converted into Common Stock of the Company, as described in Note A17.  As a part of this conversion, Eric Oliver, Jon Morgan and Bruce Edgington received shares of Common Stock in the amounts shown in the table above.  Additionally, Mr. Oliver received an additional 9,375 shares of common stock upon exercise of warrants with a strike price of $4.  Mr. Oliver exercised his remaining warrants on March 7, 2008, for which he received an additional 18,751 shares at a price of $4 per share.

Purchase of Priority Power and Cogdill Enterprises

On May 25, 2006, the Company completed its acquisition of all of the outstanding partnership interests in Priority Power pursuant to a Securities Purchase Agreement by and between the Company and its subsidiary, NEMA and the partners of Priority Power dated May 18, 2006. The total purchase price was $3,730,051, comprised of (i) $500,000 in cash, and (ii) promissory notes with the aggregate principal amount of $3,230,051 (see note M) from the Company and NEMA and payable to the sellers.  There are several business relationships among Priority Power, its partners, the Company and its subsidiaries, and their respective affiliates.  The Company's retail electricity provider subsidiary, W Power, has contractual relationships with Priority Power with respect to providing electricity to less than 0.2% of Priority Power’s clients and the Company believes W Power will not provide energy to any Priority Power clients in the future.  Additionally certain of the selling partners of Priority Power are customers of W Power none of which are considered significant customers.  In addition, certain of the selling partners of Priority Power are also five percent or more stockholders of the Company or affiliates of stockholders of the Company, including an affiliate of Jon M. Morgan, the President and Chief Executive Officer of the Company, and Eric L. Oliver, the Chairman of the Board of Directors of the Company.  Jon M. Morgan is a fifty percent owner of Anthem Oil and Gas, Inc which was a selling limited partner of Priority Power.  Mr. Morgan also owned a one third interest in the selling general partner of Priority Power Management, Ltd.  Eric L. Oliver owned a thirty-seven and a half percent interest in a selling limited partner of Priority Power, Oakdale Ventures, Ltd.

On September 11, 2007 the Company announced the acquisition of 100% of Cogdill Enterprises, Inc. (“CEI”), effective August 31, 2007 for an aggregate consideration of $6,000 and a obligation to pay 95% of the total revenues actually received by the Company each month directly as a result of the contracts originated by Trenton Cogdill for and on behalf of the CEI prior to the August 31, 2007. Trenton Cogdill is now an employee of Priority Power.  Assuming the acquisition of CEI occurred on January 1, 2006, its operating results would not have been material to the Company’s operating results for the years ended December 31, 2007 and 2006.

The following table reflects the portion of the Company’s long-term debt payable to related parties as of December 31, 2007:

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

Total

Eric Oliver, Chairman of the Board	$10,691
Jon M. Morgan , CEO	477,561
Padraig Ennis, VP of Priority Power	73,588
John Bick, Managing Principal of Priority Power	190,669
Trenton Cogdill, Priority Power	271,911
5% Shareholders	869,120
Total	$1,893,540

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

Mr. Jon Morgan, CEO of the Company, and his affiliate were among the Selling Partners and the sale of their undivided interest in the Properties resulted in Mr. Morgan receiving a net check in the amount of $79,317.  Mr. Morgan is also an owner and officer of the General Partner of TCTB, and took actions in such capacity in connection with this transaction in addition to acting as an officer of the Company.  As an owner of such General Partner, Mr. Morgan indirectly received an additional $5,300 from the sale of the General Partner's interest in the Properties

Issuance of Options

During 2007, certain members of the Company’s Board of Directors were issued stock options under the Company’s 1998 Stock Option Plan (See Note Q).

Sale of Preferred D and Issuance of Warrants

The Company issued Preferred D stock, promissory notes and warrants to finance its investment in SFF Royalty and SFF Production, as described in Note R.  Certain of the Company’s Directors participated in this transaction as shown below:

Director	# Shares Purchased	Purchase Price	Promissory Note Amount	# Warrants Received @$6.02 Strike Price
Eric Oliver	164,376	$1,643,760	$1,037,741	172,382

Bruce Edgington	6,130	61,300	38,700	6,429

Stub Financing

In order to secure the cash required for the Company’s contribution to SFF Royalty and SFF Production on December 17, 2007, stub financing was arranged via the execution of two promissory notes with SoftVest, LP, a related party, totaling $3.5 million.  These notes were due and payable on December 31, 2007 and carry an annual interest rate of 8.5%. The balance will be paid when the Company receives its final distribution from the Trust on or before February 29, 2008. The Company expects the distribution on or before February 29, 2008.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

NOTE O – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Power Purchase Contracts

Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts.  Expected annual future capacity payments under existing agreements are estimated as follows as of December 31, 2007:

2008	$3,803,326
2009	747,779

Total	$4,551,105

NOTE P – STOCKHOLDERS’ EQUITY

Warrant Exercises

On May 18, 2006, the Company issued 84,374 shares of common stock for $337,495 upon the exercise of certain stock warrants (described above) covering 84,374 shares with a strike price of $4.00.

Conversion of Preferred A, B & C and Warrant Exercises

On August 31, 2007, the Company converted all classes of its Preferred Stock into 1,349,764 shares of the Company’s Common Stock as shown in the following table:

Series	Number of Shares	Purchase Price	Conversion Rate	Number of Common Shares
A	80,000	$2,000,000	$3.2444	616,447
B	50,000	500,000	3.2444	154,111
B	10,000	100,000	3.424	29,206
B	20,000	200,000	4.000	50,000
C	125,000	2,000,000	4.000	500,000

Also on August 31, 2007, the Company issued 55,210 shares of common stock upon the exercise of stock warrants with a strike price of $4.

Stock Issuances as Employee Compensation

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

Pursuant to their employment agreements, certain of the Company’s employees receive common stock as payment for bonuses or a portion of their salary.  During 2007, common stock was issued to the following employees:

Employee	Title	Issuance Date	Share Price	# Shares
John Bick	Managing Principal	8/1/2007	$5.89	2,644
		9/4/2007	5.67	4,786
		11/5/2007	6.02	2,038
Padraig Ennis	Vice President	8/1/2007	5.89	460
		11/5/2007	6.02	355
Kris Oliver	Chief Financial Officer	9/4/2007	5.67	5,098
Kevin Yung	Chief Operating Officer	9/4/2007	5.67	5,238

The total compensation issued to employees via common stock was approximately $85 thousand for the year ended December 31, 2007.

Issuance of Preferred D Stock

As described in Note R, the Company issued 429,100 shares of Class D Preferred Stock on December 17, 2007 for total proceeds of $4,291,000 to finance the Company’s investment in SFF Royalty and SFF Production.  Below is a summary of the significant characteristics of the Preferred D:

•	Pays a coupon of 8.5% annually.
•	Has limited voting rights.
•	Is not convertible into common stock.
•	Is redeemable upon demand by the Company.

Certain of the Company’s Directors purchased Preferred D Stock as described in Note N.

NOTE Q – STOCK OPTION PLAN

Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors.  The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan (“1997 Plan”), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company.  As of December 31, 2007, all options available under the 1997 Plan have been granted: 62,579 options have been exercised, and 147,260 options are outstanding which are fully vested and range in price from $3.50 to $61.36.

The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors in April 1998, with approved amendment in May 2000.  The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock.  If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares.  In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company, if management elects, pursuant to the terms hereof may again be granted under the 1998 Plan.  The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company.  As of December 31, 2007, 4,859 options have been exercised and 140,376 options are outstanding and are fully vested and range in price from $1.98 to $45.50.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

During 2007 the Company issued 26,995 options to the following members of the Board of Directors as compensation for their service to the Company:

Director	Issuance Date	# Options Issued	Strike Price
Bruce Edgington	9/5/07	5,925	$5.67
	10/30/07	988	6.03
Earl Gjelde	9/5/07	5,969	5.67
	10/30/07	988	6.03
Randy Nicholson	9/5/07	5,294	5.67
	10/30/07	875	6.03
Don Blake	9/5/07	5,969	5.67
	10/30/07	988	6.03
Total		26,996

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The table below summarizes the stock option activity for the years ended 2007 and 2006:

	Options Outstanding	Weighted Average Price

Outstanding December 31, 2005	433,603	$14.06

Options exercised	-	-

Options forfeited	(142,112)	17.70

Options issued	-	-

Outstanding December 31, 2006	291,491	12.29

Options exercised	-	-

Options forfeited	(30,850)	19.28

Options issued	26,995	5.79

Outstanding December 31, 2007	287,636	$10.92

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

At December 31, 2007 the 287,636 outstanding options are fully vested and exercisable.  They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 3.73 years.  The weighted average grant date fair value for equity options issued during the year ended December 31, 2007 was 2.79 per share. No options were issued in 2006. Stock options for 2006 and 2007 were expensed based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123. The total expensed for 2007 was $75,298.

NOTE R –INVESTMENT IN SFF GROUP

On December 17, 2007, the Company invested $7.6 million in SFF Royalty, LLC (“SFF Royalty”) and $2.4 million in SFF Production (“SFF Production”) in exchange for a one-third ownership interest in each entity.  Also on December 17, 2007, SFF Royalty and SFF Production acquired the following properties from Santa Fe Energy Trust (the “Trust”) and Devon Energy Production Company, LP (“Devon”):

	Acquired from the Trust		Acquired from Devon
Acquiring Entity	Description	Purchase Amount	Description	Purchase Amount	Total Purchase
SFF Royalty	Net profits interests in royalty interests owned by Devon	$21,077,688	Royalty interests subject to Trust’s net profits interests	$2,254,662	$23,332,350

SFF Production	Net profits interests in working interests owned by Devon	6,072,125	Working interests subject to Trust’s net profits interests	649,531	6,721,656

Totals		$27,149,813		$2,904,193	$30,054,006

To secure the $10 million required for the investments in SFF Royalty and SFF Production, the Company issued Preferred Stock and short-term promissory notes and secured stub financing.

Class D Preferred Stock

429,100 shares of Class D Preferred Stock (“Preferred D”) were issued at a share price of $10 for total proceeds of $4,291,000.  Below is a summary of the significant characteristics of the Preferred D:

•	Pays a coupon of 8.5% annually.
•	Has limited voting rights.
•	Is not convertible into common stock.
•	Is redeemable upon demand by the Company.

Promissory Notes

The Company also signed promissory notes with the recipients of the Preferred D totaling $2,709,000.  Below is a summary of the significant characteristics of the promissory notes:

•	Due and payable on June 30, 2008.
•	Interest rate of Prime plus 1%. (8.25% at December 31, 2007).

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

The holders of the promissory notes were issued warrants to purchase a total of 450,000 shares of common stock at a strike price of $6.02.  These warrants expire June 30, 2008 and the proceeds from their issuance will be used to retire the related promissory notes. No value has been assigned to the warrants as shareholder approval is required before the warrants can be exercised.

Certain of the Company’s Directors participated in this transaction and received shares of Preferred D stock, promissory notes and warrants, as described in Note N.

Stub Financing

In order to secure the cash required for the Company’s contribution to SFF Royalty and SFF Production on December 17, 2007, stub financing was arranged via the execution of two promissory notes with SoftVest, LP totaling $3.5 million.  These notes were due and payable on December 31, 2007 and carry an annual interest rate of 8.5%.  The outstanding balance was $3.5 million as of 12/31/07.

The Company repaid these notes on March 13, 2008 after receiving its final distribution from the Trust.

As discussed in Note N, Mr. Eric Oliver, the Company’s Chairman of the Board, is the Managing Partner of SoftVest, LP.

SFF Royalty reported the following consolidated financial information at December 31, 2007:

SFF Royalty

Total Assets	$23,552,440
Total Liabilities	899,632

Net Income	(97,192)

SFF Production reported the following consolidated financial information at December 31, 2007:

SFF Production

Total Assets	$7,890,444
Total Liabilities	476,085

Net Income	164,358

NOTE S – BUSINESSES HELD FOR SALE

In the first quarter of 2008, the Company adopted a plan to sell its online electricity brokering business, ChooseEnergy.com.  Its primary business, as previously described, is to provide competitive electricity pricing alternatives for residential and small commercial electricity consumers.

In accordance with SFAS No. 144, the Company has reflected the operating results as discontinued operations in the consolidated statements of operations for all periods presented. There are no capitalized assets or depreciation expenses to be reflected on the consolidated balance sheet as held for sale.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

The following is a summary of historical financial information about ChooseEnergy.com:

	2007	2006

Revenue	$193,534	71,999
Loss before income taxes	(311,351)	(96,619)
Income taxes	-	-

Loss from discontinued operations	$(311,351)	(96,619)

No income tax benefit is provided as a result of the Company’s net operating loss carry forward.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006
NOTE T – QUARTERLY FINANCIAL DATA
Condensed consolidated statements of operations – Quarterly (Unaudited)

For the year ended December 31, 2007:

	2007
	Quarter ended
	March 31	June 30	September 30	December 31	Total
Rental revenue
Retail electricity revenue	$2,321,455	$2,652,774	$3,171,945	$2,181,639	$10,327,813
Energy management fees	779,178	999,284	1,168,635	1,036,420	3,983,517
Rental revenue	-	-	-	-	-
Total operating revenue	3,100,633	3,652,058	4,340,580	3,218,059	14,311,330

Operating expense
Cost of goods and services	1,826,136	2,396,174	3,179,561	2,159,022	9,560,893
Rental property operations	-	-	-	-	-
General and administrative	677,096	685,079	748,806	931,275	3,042,256
Depreciation, amortization and depletion	14,109	15,411	38,999	49,717	118,236
Corporate tithing	59,291	62,092	36,186	120	157,689
Total operating expense	2,576,632	3,158,756	4,003,552	3,140,134	12,879,074

Income from operations	524,001	493,302	337,028	77,925	1,432,256

Other (expense) income
Interest income	63,373	77,794	106,312	97,916	345,395
Interest expense	(63,386)	(68,044)	(89,048)	(119,302)	(339,780)
Gain on sale of interest in real estate	-	-	-	-	-
Income from SFF Group investment	-	-	-	22,389	22,389
Income from real estate investment	33,161	39,558	8,908	21,140	102,767
Other income (expense)	12,206	17,627	20,956	45,957	96,746
Total other income (expense)	45,354	66,935	47,128	68,100	227,517

Income from continuing operations before income taxes and minority interest	569,355	560,237	384,156	146,025	1,659,773

Income taxes	-	-	-	(52,812)	(52,812)
Minority interest	900	-	-	1	901

Income from continuing operations	570,255	560,237	384,156	93,214	1,607,862

Loss from discontinued operations	(61,332)	(51,806)	(106,178)	(92,035)	(311,351)

NET INCOME	$508,923	$508,431	$277,978	$1,179	$1,296,511

Net income from continuing operations per common share - (basic)	$.25	$.24	$.14	$.03	$.58

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

Net income from continuing operations per common share - (diluted)	$.15	$.15	$.10	$.03	$.43

Net income per common share - (basic)	$.22	$.22	$.10	$.00	$.47

Net income per common share - (diluted)	$.13	$.14	$.07	$.00	$.35

Weighted average number of common shares outstanding - basic	2,290,589	2,290,589	2,755,031	2,766,745	2,766,745
Weighted average number of common shares outstanding - diluted	3,834,937	3,728,547	3,708,932	3,715,641	3,715,641

Other Comprehensive Income
Net income	$508,923	$508,431	$277,978	$1,179	$1,296,511
Unrealized gain / (loss) on investment	(12,158)	10,861	(56,176)	300,464	242,991
COMPREHENSIVE INCOME	$496,765	$519,292	$221,802	$301,643	$1,539,502

In the fourth quarter of 2007, the Company determined that the newly modified Texas Franchise Tax should be accounted for as an income tax under SFAS No. 109, “Accounting for Income Taxes”, see Notes A13 and K. Accordingly, the company recognized a $52,812 income tax expense for the year ended 2007. The entire amount was recognized in the fourth quarter of 2007, and the Company does not believe the amounts attributable to the prior quarters have a material impact on the presentation of the financial statements.

For the year ended December 31, 2006:

	2006
	Quarter ended
	March 31	June 30	September 30	December 31	Total
Rental revenue
Retail electricity revenue	$3,168,707	$3,391,948	$1,956,012	$1,973,380	$10,490,047
Energy management fees	0	676,806	792,061	607,185	2,076,052
Rental revenue	751,605	832,969	834,128	-	2,418,702
Total operating revenue	3,920,312	4,901,723	3,582,201	2,580,565	14,984,801

Operating expense
Cost of goods and services	2,820,418	3,063,743	1,934,621	1,602,260	9,421,042
Rental property operations	478,386	542,797	631,300	-	1,652,483
General and administrative	236,692	495,312	447,123	701,803	1,880,930
Depreciation, amortization and depletion	102,276	105,059	112,022	7,434	326,791
Corporate tithing	-	-	209,266	30,863	240,129
Total operating expense	3,637,772	4,206,911	3,334,332	2,342,360	13,521,375

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
December 31, 2007 and 2006

Income from operations	282,540	694,812	247,869	238,205	1,463,426

Other (expense) income
Interest income	49,701	59,115	61,023	58,157	227,996
Interest expense	(140,662)	(206,205)	(343,344)	(65,017)	(755,228)
Gain on sale of interest in real estate	-	-	1,405,495	-	1,405,495
Income from real estate joint venture	-	-	-	42,947	42,947
Other income (expense)	22,945	(112,997)	(133)	23,574	(66,611)
Total other income (expense)	(68,016)	(260,087)	1,123,041	59,661	854,599

Income from continuing operations before income taxes and minority interest	214,524	434,725	1,370,910	297,866	2,318,025

Income taxes	-	-	-	-	-
Minority interest	(21,870)	(34,839)	(3,547)	8	(60,248)

Income from continuing operations	192,654	399,886	1,367,363	297,874	2,257,777

Loss from discontinued operations	0	(1,729)	(74,777)	(20,113)	(96,619)

NET INCOME	$192,654	$398,157	$1,292,586	$277,761	$2,161,158

Net income from continuing operations per common share - (basic)	$.09	$.18	$.60	$.13	$1.00

Net income from continuing operations per common share - (diluted)	$.05	$.11	$.38	$.08	$.61

Net income per common share - (basic)	$.09	$.18	$.56	$.12	$.96

Net income per common share - (diluted)	$.05	$.11	$.36	$.08	$.59

Weighted average number of common shares outstanding - basic	2,206,215	2,246,084	2,290,589	2,258,689	2,258,689
Weighted average number of common shares outstanding - diluted	3,555,979	3,595,848	3,640,353	3,693,390	3,693,390

Other Comprehensive Income
Net income	$192,654	$398,157	$1,292,586	$277,761	$2,161,158
Unrealized gain / (loss) on investment	-	-	-	-	-
COMPREHENSIVE INCOME	$192,654	$398,157	$1,292,586	$277,761	$2,161,158

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1+	Certificate of Incorporation and Certificates of Amendments thereto of DIDAX INC.

3.1(a)+	Certificate of Correction regarding Certificate of Incorporation

3.1(b)**	Certificate of Amendment thereto of DIDAX INC.

3.2+++	Certificate of Amendment thereto of Crosswalk.com, Inc.

3.3+	Bylaws and amendments thereto of the Company

3.6***	Certificate of Amendment of Certificate of Incorporation dated May 26, 2004

3.7
Certificate of Designation of Rights and Preferences of the Series D Preferred Stock of Amen Properties, Inc. (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

4.1	Form of Warrant (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.1+	Form of Stock Option Agreement

10.2+	1997 Stock Option Plan

10.3*	1997 Stock Option Plan, as amended April 6, 1998

10.4*	1998 Stock Option Plan

10.5**	1998 Stock Option Plan, as amended February 26, 1999

10.6##	1998 Stock Option Plan, as amended March 3, 2000

10.7//	Lease Agreement between TCTB Partners, Ltd. and Bank of America, N.A. dated September 30, 2003.

10.8//	Lease Agreement between TCTB Partners, Ltd. and Pioneer Natural Resources USA, Inc. dated April 4, 2000.

10.9###	Employment and Noncompetition Agreement between the Company and Kevin Yung dated as of July 1, 2004

10.10@	Loan Agreement between Amen Properties, Inc. and Western National Bank

10.11@	Western National Bank Revolving Line of Credit Note

10.12
Employment Agreement between Priority Power Management, Ltd and John Bick (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006).

10.13
Employment Agreement between Priority Power Management, Ltd and Padraig Ennis (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006).

10.14
Securities Purchase Agreement among Amen Properties, Inc. and NEMA Properties, LLC, Priority Power Management, Ltd. and Priority Power Management Dallas, Ltd. and their respective partners dated as of May 18, 2006, including the forms of promissory note and assignment delivered at closing (incorporated by reference to the Company’s Form 8-K Current Report filed on May 24, 2006).

10.15
Agreement to Distribute Assets among TCTB Partners, Ltd and its partners dated as of September 27, 2006 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.16
Purchase Agreement between TCTB Partners, Ltd as nominee for certain partners of TCTB Partners, Ltd and Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd. dated as of September 29, 2006 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.17
Management Agreement between the Company and TCTB Management Group, LLC. dated as of September 29, 2006 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.18
Amendment to Employment Agreement of Kevin Yung dated December 5, 2006 (Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 20, 2007)

10.19
Amendment to Employment Agreement of John Bick dated June 1, 2006 (Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 20, 2007)

10.20
Amendment to Employment Agreement of Padraig Ennis dated June 1, 2006 (Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 20, 2007)

10.21	Employment Agreement of Kris Oliver, dated July 30, 2007 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007)

10.22
Purchase Agreement between Amen Properties, Inc. and Bank of New York Trust  Company,  N. A., the  trustee of Santa Fe Energy Trust, dated as of November 8, 2007 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007)

10.23
Purchase Agreement between Amen Properties, Inc. and Devon Energy Production Company, L.P. dated as of November 8, 2007 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007)

10.24
Amendment to Purchase Agreement between Amen Properties, Inc. and Bank of New York Trust  Company,  N. A., the  trustee of Santa Fe Energy Trust, dated as of November 8, 2007 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 178, 2007)

10.25
Amendment to Purchase Agreement between Amen Properties, Inc. and Devon Energy Production Company, L.P. dated as of November 8, 2007 (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.26	SFF Royalty, LLC Operating Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.27	SFF Production, LLC Operating Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.28	Securities Purchase and Note Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.29	Amen Properties Promissory Note to SoftVest, LP (Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

11	Statement of computation of earnings per share

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 USC §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 USC §1350.

+++ Filed as an Appendix to the Company’s Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on January 13, 2003.

* Incorporated by reference to the Company’s Registration Statement Post Effective Amendment No. 1 to Form SB-2 declared effective by the Securities and Exchange Commission on July 2, 1998, SEC File No. 333-25937

** Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

*** Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2004.

## Filed as an Appendix to the Company’s Proxy Statement on Schedule 14-A filed with the Securities and Exchange Commission on March 30, 2000.

### Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2004

// Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2003.

@ Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.