Form 10QSB
period 2008-03-31
AMEN PROPERTIES INC
filed 2008-05-15
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                      For the Period Ended March 31, 2008

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

                         303 W. Wall Street, Suite 2300
                                Midland, TX 79701
      ---------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (432-684-3821)
      ---------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


      ---------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Common Stock, $ .01 Par Value:  3,747,119 shares outstanding as of April 25,
2008.

Transitional Small Business Disclosure Format (check one):
Yes  | X |    No  |   |


                                      INDEX
Part I.   FINANCIAL INFORMATION                                                                PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet at March 31, 2008 (Unaudited)                                1

          Consolidated Statements of Income--for the three months ended
          March 31, 2008 and 2007 (Unaudited)                                                     3

          Consolidated Statements of Cash Flows-- for the three months ended
          March 31, 2008 and 2007 (Unaudited)                                                     4

          Notes to Consolidated Financial Statements (Unaudited)                                  5

Item 2.   Management's Discussion and Analysis or Plan of Operation                              23

Item 3.   Controls and Procedures                                                                28

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                      28

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                            28

Item 3    Defaults Upon Senior Securities                                                        28

Item 4    Submission of Matters to a Vote of Security Holders                                    29

Item 5    Other Information                                                                      29

Item 6    Exhibits                                                                               29

Signatures                                                                                       32

Exhibits

          11.    Computation of Earnings Per Share
          31.1   Certification of Chief Executive Officer.
          31.2   Certification of Chief Financial Officer.
          32.1   Certification of Chief Executive Officer Pursuant to 18 USC  ss. 1350.
          32.2   Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.


                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2008
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents (note A3)                                         $    3,622,445
  Accounts Receivable (notes A6 and A18), net of allowance of $21,665              1,410,832
  Other Current Assets, net of allowance of $233,000 (note A7)                        21,341
                                                                                 ------------

    Total Current Assets                                                                      $    5,054,618

RESTRICTED CASH EQUIVALENTS (note D)                                                               2,197,000

PROPERTY AND EQUIPMENT (notes A8, A9, and E)                                                         199,324

OIL AND GAS INVESTMENTS IN SFF GROUP (notes A10, M and Q)                                          9,801,886

INVESTMENT IN REAL ESTATE (notes A10 and F)                                                        2,338,862

ROYALTY INTERESTS (notes A8 and G)                                                                   125,535

LONG-TERM INVESTMENTS (note A4)                                                                       62,350

OTHER ASSETS
  Goodwill (note A11)                                                              2,916,085
  Deferred Costs                                                                       6,000
  Deposits and Other Assets                                                          536,612
                                                                                 ------------

    Total Other Assets                                                                             3,458,697
                                                                                                 ------------

        TOTAL ASSETS                                                                          $   23,238,272
                                                                                                 ============


The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2008
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                       $        916,874
  Accrued Liabilities (note I)                                                    709,457
  Deferred Revenue (note A14)                                                     252,204
  Income & Franchise Taxes Payable (notes A13 and J)                              104,321
  Short-Term Obligations (note Q)                                               1,632,559
  Short-Term Related-Party Obligations (note Q)                                 1,076,441
  Current Portion of Long-Term Obligations (note L)                               117,611
  Current Portion of Related-Party Obligations (note L)                           373,105
                                                                            --------------

    Total Current Liabilities                                                               $      5,182,572

OTHER LIABILITIES
  Long-Term Obligations, less current portion (notes L and M)
    Financial Institutions and Other Creditors                                    700,291
    Related-Party Obligations                                                   1,793,521
                                                                            --------------
    Total Other Liabilities                                                                        2,493,812


STOCKHOLDERS' EQUITY (notes O and P)
  Preferred Stock, $.001 par value; 5,000,000 shares authorized
    429,100 Series "D" shares issued and outstanding (note Q)                         429
  Common Stock, $.01 par value; 20,000,000 shares authorized;                      37,471
    3,747,119  shares issued and outstanding at March 31, 2008
  Additional Paid-in Capital                                                   49,609,144
  Accumulated Deficit                                                        (34,085,156)
                                                                            --------------
      Total Stockholders' Equity                                                                  15,561,888
                                                                                               --------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     23,238,272
                                                                                               ==============



    The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.



                     AMEN Properties, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                   2008             2007
                                                                               -------------     ------------
OPERATING REVENUE
  Retail Electricity Revenue                                               $      2,312,033   $    2,321,455
  Energy Management Fees                                                          1,419,604          779,178
                                                                               -------------     ------------
    Total Operating Revenue                                                       3,731,637        3,100,633
                                                                               -------------     ------------

OPERATING EXPENSE
  Cost of Goods and Services                                                      2,189,457        1,827,106
  General and Administrative                                                        973,870          676,126
  Depreciation, Amortization and Depletion                                           55,509           14,109
  Corporate Tithing (note A15)                                                      112,397           59,291
                                                                               -------------     ------------
    Total Operating Expenses                                                      3,331,233        2,576,632
                                                                               -------------     ------------

INCOME FROM OPERATIONS                                                              400,404          524,001
                                                                               -------------     ------------

OTHER INCOME (EXPENSE)
  Interest Income                                                                    12,852           63,373
  Interest Expense                                                                (218,766)         (63,386)
  Cumulative Gain on Liquidation of Investment (note H)                             534,731               --
  Income from Real Estate Investment                                                 27,419           33,161
  Income from SFF Group Investment                                                  279,497               --
  Other Income                                                                       24,541           12,206
                                                                               -------------     ------------
    Total Other Income                                                              660,274           45,354
                                                                               -------------     ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY
INTEREST                                                                          1,060,678          569,355

INCOME TAXES (notes A13 and J)                                                     (56,707)               --
MINORITY INTEREST                                                                        --              900
                                                                               -------------     ------------

INCOME FROM CONTINUING OPERATIONS                                                 1,003,971          570,255

LOSS FROM DISCONTINUED OPERATIONS (note R)                                         (26,882)         (61,332)
                                                                               -------------     ------------

      NET INCOME                                                           $        977,089   $      508,923
                                                                               =============     ============

Net Income from Continuing Operations per Common Share (Basic)             $            .27   $          .25
                                                                               =============     ============

Net Income from Continuing Operations per Common Share (Diluted)           $            .26   $          .15
                                                                               =============     ============

Net Income per Common Share (Basic)                                        $            .26   $          .22
                                                                               =============     ============

Net Income per Common Share (Diluted)                                      $            .26   $          .14
                                                                               =============     ============

Weighted Average Number of Common Shares Outstanding - Basic                      3,728,325        2,290,589
Weighted Average Number of Common Shares Outstanding - Diluted                    3,804,521        3,721,802

OTHER COMPREHENSIVE INCOME
  Net Income                                                               $        977,089  $       508,923
  Unrealized Gain (Loss) on Investment                                                   --         (12,158)
                                                                               -------------     ------------
    Comprehensive Income                                                   $        977,089  $       496,765
                                                                               =============     ============

    The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                   2008             2007
                                                                               -------------    -------------
Cash Flows From Operating Activities
  Income From Continuing Operations:                                       $      1,003,971  $       570,255
  Adjustments to Reconcile Income From Continuing Operations to Net Cash
     Provided By Continuing Operations
    Depreciation, Amortization and Depletion                                         55,509           14,109
    Cumulative Gain on Liquidation Santa Fe Energy Trust Investment               (534,731)               --
    Equity Income from Real Estate Investment                                      (27,419)         (33,161)
    Equity Income from SFF Group Investment                                       (279,497)               --
    Minority Interest                                                                    --            (900)
  Changes in Operating Assets and Liabilities
    Accounts Receivable                                                             393,681          199,158
    Allowance for Doubtful Accounts                                                   4,433         (33,752)
    Other Receivables                                                               209,919               --
    Other Assets                                                                   (35,756)        (185,670)
    Deferred Costs                                                                       --         (65,586)
    Accounts Payable                                                                120,334           64,536
    Accrued and Other Liabilities                                                   151,339          211,601
    Deferred Revenue                                                                225,685          240,253
                                                                               -------------    -------------

      Net Cash Provided By Continuing Operations                                  1,287,468          980,843

Cash Flows From Discontinued Operations:
      Loss From Discontinued Operating Activities                                  (26,882)         (61,332)
                                                                               -------------    -------------

      Net Cash Provided By Operating Activities                                   1,260,586          919,511
                                                                               -------------    -------------

Cash Flows From Investing Activities
  Purchases of Property and Equipment                                              (76,069)         (18,838)
  Restricted Cash Equivalents                                                            --               --
  Proceeds from Liquidation of Santa Fe Energy Trust Investment                   3,972,290               --
  Purchase of Investments                                                                --      (1,076,822)
  Investment in Real Estate                                                              --        (478,491)
  SFF Group Distributions                                                           500,000               --
                                                                               -------------    -------------

      Net Cash Provided By (Used In) Investing Activities                         4,396,221      (1,574,152)
                                                                               -------------    -------------

Cash Flows From Financing Activities
  Repayments of Notes Payable                                                   (3,630,218)        (165,509)
  Net Proceeds from Exercise of Warrants                                             75,004               --
                                                                               -------------    -------------
      Net Cash (Used In) Financing Activities                                    (3,555,214)       (165,509)
                                                                               -------------    -------------

Net Increase (Decrease) in Cash and Cash Equivalents                              2,101,593        (820,150)

Cash and Cash Equivalents at Beginning of Period                                  1,520,852        4,457,208
                                                                               -------------    -------------

Cash and Cash Equivalents at End of Period                                 $      3,622,445  $     3,637,058
                                                                               =============    =============

Cash Paid During Period for:
  Interest                                                                 $        251,421  $       124,410

Non-Cash Investing and Financing Activities:
  Unrealized Gain (Loss) on Marketable Securities                                        --         (12,158)
  Stock Issued for Compensation                                                      89,208               --

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.


                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)



NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1.      Organization

         Company Background

               o The Company was originally incorporated as DIDAX, Inc, in January 1997
               o Until December 2002 the Company operated under the name Crosswalk.com; its primary businesses were operation of the Christian web portal crosswalk.com(TM) and a direct mail advertising service.
               o During the last quarter of 2002, the Company sold substantially all of its assets with the exception of the Company's accumulated Net Operating Loss ("NOL") and changed its name to AMEN Properties, Inc.
               o A revised business plan was approved by the shareholders in 2002, and called for the Company to grow via the selective acquisition of cash-generating assets in three categories:
                    o    Commercial real estate in secondary stagnant markets
                    o    Commercial real estate in out of favor growth markets
                    o    Oil and gas royalties

         During the time the Company operated as Crosswalk.com, it generated a Net Operating Loss in excess of $30 million. Provisions in the United States Federal Tax Code dictate that a significant ownership change (in excess of 50% in a three-year period) would eliminate the Company's ability to use the NOL to offset its Federal Income Tax liability. It is the Company's intention to preserve its NOL, which requires funding our growth without access to many traditional sources of capital which would result in a significant change in ownership.

         Company Organization

         In initiating the 2002 business plan the Company, in October 2002, formed the following entities:

               o NEMA Properties LLC, ("NEMA") a Nevada limited liability company 100% owned by AMEN
               o AMEN Delaware LP, (the "Delaware Partnership")a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner
               o AMEN Minerals LP, (the "Minerals Partnership")a Delaware limited partnership, owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner.

         On July 30, 2004, the Company formed W Power and Light LP, (the "W Power Partnership") a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner. On May 18, 2006, the Company acquired 100% of Priority Power Management, Ltd. and Priority Power Management Dallas, Ltd., (collectively the "PPM Partnership") effective April 1, 2006. Priority Power is owned 1% by AMEN, as the sole general partner, and 99% by NEMA, as the sole limited Partner.

         Corporate Reorganization

         On December 17, 2007, the Company approved a corporate reorganization (the "Reorganization") effective January 1, 2008. As part of the Reorganization, the Delaware Partnership, the Minerals Partnership, the PPM Partnership, and the W Power Partnership were each converted from limited partnerships into limited liability companies with AMEN owning 100% of the shares and as the sole managing member of each entity. The converted entities are:

               o    AMEN Delaware, LLC, ("Delaware")
               o    AMEN Minerals, LLC, ("Minerals")
               o    NEMA Properties, LLC , ("NEMA")
               o    Priority Power Management, LLC ("Priority Power")
               o    W Power and Light, LLC, ("W Power")

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


         Standard Reference

         As used herein, the terms "Company" and "AMEN" and references to "we" and "our" refer to all of AMEN Properties, Inc., NEMA, Delaware, the Delaware Partnership, Minerals, the Minerals Partnership, and W Power, the W Power Partnership, Priority Power, and the Priority Power Partnership unless the context otherwise requires.

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

         5.       Fair Value of Financial Instruments

         The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $2,927,398 as of March 31, 2008. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2008.

         6.       Accounts Receivable

         Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for doubtful accounts.

         W Power's unbilled revenue is accrued based on the estimated amount of unbilled power delivered to customers using the average customer billing rates. Unbilled revenue also includes accruals for estimated Transmission and Distribution Service Provider ("TDSP") charges and

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

         monthly service charges applicable to the estimated usage for the period. W Power's allowance for doubtful accounts at March 31, 2008 was $21,665.

         The Company estimated the allowance for doubtful accounts related to W Power's billed accounts receivable to be approximately .2% percent of W Power's retail electricity billed revenue. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.

         Priority Power trade accounts receivable arise from aggregation fees and other management services. An allowance for doubtful accounts is provided, when considered necessary by management, for estimated amounts not expected to be collectible. No allowance was provided or deemed necessary at March 31, 2008.

         At March 31, 2008 accounts receivable consisted of the following:


                  Billed electricity receivables              $        342,242
                  Unbilled electricity receivables                     748,528
                  Billed Aggregation fees                              272,764
                  Unbilled Aggregation fees                             64,234
                  Allowance for doubtful accounts                     (21,665)
                  Other receivables                                      4,729
                                                                 -------------
                  Accounts receivable, net                    $      1,410,832
                                                                 =============


         7.       Other Current Assets

         The Company has a relationship with a reseller that markets W Power's services on a pre-pay basis. During the third quarter 2007, the reseller's receivable balance grew to $300 thousand due to cash flow issues caused by billing issues and customer turnover. The Company has collateralized a portion of this receivable balance and has increased the allowance for doubtful accounts by $233 thousand specifically for this account.

         At March 31, 2008, Other Current Assets consisted of the following:

                  Power reseller receivables                            222,908
                  Allowance for doubtful accounts                     (233,000)
                  Miscellaneous current assets and receivables           31,433
                                                                  -------------
                  Other Current Assets, net                    $         21,341
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

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

         10.      Investments in Joint Ventures

         In 2006, the Company sold a significant interest in certain real estate and contributed its retained 18% undivided ownership interest in the real estate to an investment.

         The Company and the other selling partners, the Buyers and affiliates of the Buyers entered into a Contribution and Assumption Agreement dated March 19, 2007 (the "Contribution Agreement"), whereby the Company and others contributed their remaining interests, other property interests, and cash to HPG Acquisition LLC ("HPG") in exchange for membership interests in HPG, all effective as of March 2, 2007.

         The Company's investment in real estate and SFF Group (see Note Q) is recorded at cost, adjusted for its equity share of earnings, using the equity method of accounting, and cash contributions and distributions.

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

         13.      Income and Franchise Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2008, no income tax expense has been incurred due to the utilization of the Company's net operating losses.

         On May 18, 2006, the Texas Governor signed into law a new Texas Franchise Tax, which restructured the state business tax by replacing the taxable capital and earned surplus components of the tax with a new

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


         taxable margin component. The new franchise tax is effective for returns due on or after January 1, 2008. The Texas franchise tax is imposed on taxable entities chartered, organized, or doing business in Texas. While the State of Texas does not classify the tax as a tax on income, the tax is considered an income tax for purposes of SFAS No. 109 because the tax is based on a measure of income. Texas franchise tax expense for the three months ended March 31, 2008 and 2007 was estimated to be approximately $56 thousand and $0, respectively.

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

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


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

         The flow technique of revenue calculation relies upon ERCOT settlement statements to determine the estimated revenue for a given month. Supply delivered to our customers for the month, measured on a daily basis, provides the basis for revenues. ERCOT provides net electricity delivered data in three phases. Initial daily settlements become available approximately 10 days after the settlement date. Approximately 45 days after the settlement date, a resettlement is provided to adjust the initial settlement to the actual supply delivered based on subsequent comparison of prior forecasts to actual meter reads processed. A final resettlement is provided approximately 180 days after power is delivered, marking the last routine settlement adjustment to the power deliveries for that day.

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

         19.      Advertising Expense

         All advertising costs are expensed when incurred. Advertising expenses for the three months ended March 31, 2008 and 2007 were approximately $8 thousand and $2 thousand, respectively.

         20.      Income Per Share

         Income per share is computed based on the weighted average common shares and common stock equivalents outstanding during each period.

         21.      Environmental

         The Company is subject to extensive federal, state and local environmental laws and regulations. These laws regulate asbestos in buildings that require the Company's real estate investments to remove or mitigate the environmental effects of the disposal of the asbestos at the buildings.

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

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


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

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity's fiscal year that begins after December 15, 2008. The impact, if any, will depend on the nature and size of business combinations that Company consummates after the effective date.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS160"). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008.

         Management does not believe the new pronouncements will have a material impact on its financial statements.

         23.      Reclassifications

         Certain reclassifications of prior period amounts have been made to conform to the March 31, 2008 presentation.

NOTE B - BUSINESS COMBINATIONS

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

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


NOTE C - CONCENTRATIONS OF CREDIT RISK

         The Company maintains cash balances at four financial institutions, which at times may exceed federally insured limits. The Company had approximately $3 million of uninsured cash and cash equivalents at both March 31, 2008 and 2007. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

         W Power and Priority Power's revenues are derived principally from uncollateralized customer electricity billings. The concentration of credit risk in a limited number of industries affects its overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.


NOTE D - RESTRICTED CASH EQUIVALENTS

         On October 18, 2005, the Company entered into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("Chase"). Under the agreement Chase may, but is not obligated to, issue one or more standby or commercial letters of credit on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance. In order to support the Letters of Credit, the Company, Chase and JP Morgan Securities Inc. ("JPMorgan") maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMorgan. The Company had deposits with JPMC totaling $2,197,000 collateralizing outstanding Letters of Credit at March 31, 2008.


NOTE E - PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consisted of the following at March 31, 2008:

                  Furniture, fixtures and equipment           $        372,134
                  Less:  accumulated depreciation                     (172,810)
                                                                 -------------

                                                              $        199,324

         Depreciation expense for the three months ended March 31, 2008 and 2007 was approximately $22 thousand and $12 thousand, respectively.


NOTE F - INVESTMENT IN REAL ESTATE

         Effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd. Contemporaneous with the distribution of the assets, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the assets. The sale of the Company's undivided interest in the assets resulted in the Company retaining approximate 18% undivided interest in the assets which was subsequently contributed into HPG Acquisition, LLC.

         The Company's Investment in real estate consisted of the following at March 31, 2008:

              Real estate investment                           $     2,361,443
              Equity earnings                                           27,419
                                                                 -------------

                                                               $     2,388,862

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


         A portion of the Company's real estate investment and equity earnings results for 2008 are based on the results of HPG Acquisition, LLC and its subsidiaries. HPG Acquisition, LLC reported the following consolidated financial information at March 31, 2008:

              Total Assets                                     $    16,601,857
              Total Liabilities                                        560,654
              Net Income                                               186,755


NOTE G - ROYALTY INTERESTS

         The Company, through its wholly-owned subsidiary Amen Minerals, LLC, currently owns two separate royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the three months ended March 31, 2008 and 2007.

         Depletion expense was approximately $1 thousand for both the three months ended March 31, 2008 and 2007 and accumulated depletion was $37 thousand and $34 thousand, respectively.

NOTE H - GAIN ON LIQUIDATION OF SANTA FE ENERGY TRUST INVESTMENT

         On February 29, 2008, the trustees of the Santa Fe Energy Trust made a distribution of the net proceeds from the sale of the Trust's assets. The Company, as a unit-holder in the Trust, received a portion of this distribution. In addition, in 2007 the Company stripped $2,778,300 of U.S. Treasury Bonds from its units in the Trust. These stripped Treasury Bonds were sold on January 1, 2008.

         The Company recognized the following gains from the liquidation of these assets:

              Santa Fe Energy Trust Units, at cost               $     659,259
              Cash proceeds from Trust distribution                  1,189,825
                                                                 -------------
                  Gain on liquidation of
                   Santa Fe Energy Trust units                         530,564

              U.S. Treasury Bonds, at cost                           2,778,300
              Cash proceeds from sale of assets                      2,782,467
                                                                 -------------
                  Gain on liquidation of U.S. Treasury Bonds             4,167

                           Total gain on liquidation of
                            Santa Fe Trust Investment            $     534,731
                                                                 =============

NOTE I - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at March 31, 2008:

                                                                      2008
                                                                 -------------

              Accrued TDSP charges                               $     187,261
              Accrued sales tax                                        142,764
              Accrued corporate tithing                                199,295
              Accrued officer bonuses                                  193,988
              Other liabilities                                       (13,851)
                                                                 -------------

                                                                 $     709,457
                                                                 =============

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


NOTE J - INCOME TAXES

         There was no income tax expense or benefit to report for the three months ended March 31, 2008 and 2007. As of March 31, 2008, the Company has net operating loss carry-forwards totaling approximately $28 million for federal and state income tax purposes expiring in 2012 through 2027.

         On May 18, 2006, the Texas Governor signed into law a new Texas Franchise Tax, which restructured the state business tax by replacing the taxable capital and earned surplus components of the tax with a new taxable margin component. The new franchise tax is effective for returns due on or after January 1, 2008. While the State of Texas does not classify the tax as a tax on income, the tax is considered an income tax for purposes of FASB Statement No. 109, Accounting for Income Taxes, because the tax is based on a measure of income. The Company's franchise tax liability at March 31, 2008 and 2007 was approximately $104 thousand and $0, respectively.


NOTE K - OPERATING SEGMENTS

         The Company's business activities are mainly comprised of three reportable segments, and retail electricity aggregation services, real estate operations, and a retail electricity provider ("REP").

         The aggregation of electric consumers is primarily conducted through Priority Power of which AMEN is the sole member.

         The commercial real estate portfolio consists of the Company's investment in a real estate joint venture (see note F), consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area.

         Retail electricity operations are primarily conducted through W Power of which the Company is the sole member. The REP segment sells electricity and provides the related billing, customer service, collection and remittance services to both residential and commercial customers.

         Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for three months ended March 31, 2008 and 2007, respectively.

Three Months Ended March 31, 2008:
---------------------------------
                                                                    Energy                       Inter-Company
                                                Real Estate       Management      Other and       Transaction     Consolidated
                                  REP            Operations        Services       Corporate       Eliminations        Total
                              ------------     --------------    ------------    ------------    -------------    -------------
Revenues from external
   customers               $    2,312,033   $             --  $    1,419,604  $           --  $            --  $     3,731,637
                              ============     ==============    ============    ============    =============    =============
Revenues from other
   operating segments      $           --   $             --  $        2,474  $           --  $       (2,474)  $            --
                              ============     ==============    ============    ============    =============    =============
Depreciation,
   amortization and
   depletion               $        6,602   $             --  $       44,290  $        4,617  $            --  $        55,509
                              ============     ==============    ============    ============    =============    =============
Interest expense           $        3,915   $             --  $        3,300  $      211,551  $            --  $       218,766
                              ============     ==============    ============    ============    =============    =============
Segment net income (loss)  $       88,907   $         20,927  $      705,815  $    (118,127)  $       279,567  $       977,089
                              ============     ==============    ============    ============    =============    =============
     Segment assets        $    4,690,448   $      2,364,862  $    1,801,439  $   19,687,208  $   (5,305,685)  $    23,238,272
                              ============     ==============    ============    ============    =============    =============
        Goodwill           $           --   $             --  $           --       2,916,085  $            --  $     2,916,085
                              ============     ==============    ============    ============    =============    =============
Expenditures for segment
           assets          $       32,423   $             --  $        6,848  $        3,330  $            --  $        42,601
                              ============     ==============    ============    ============    =============    =============



                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


      Three Months Ended March 31, 2007:
      ----------------------------------

                                                                     Energy                      Inter-Company
                                               Real Estate         Management      Other and      Transaction     Consolidated
                                 REP            Operations          Services       Corporate      Eliminations        Total
                              ------------     --------------    ---------------   -----------   --------------   --------------
Revenues from external
   customers               $    2,321,455   $             --   $        779,178  $         --  $            --  $     3,100,633
                              ============     ==============    ===============   ===========   ==============   ==============
Revenues from other
 operating segments        $           --   $             --   $          6,084  $         --  $       (6,084)  $            --
                              ------------     --------------    ===============   -----------   --------------   --------------
Depreciation,
 amortization and
 depletion                 $        3,961   $             --   $          5,989  $      4,159  $            --  $        14,109
                              ============     ==============    ===============   ===========   ==============   ==============
Interest expense           $        3,950   $             --   $             --  $     59,436  $            --  $        63,386
                              ============     ==============    ===============   ===========   ==============   ==============
Segment net income (loss)  $      388,506   $         35,865   $        402,880  $  (263,375)  $      (54,953)  $       508,923
                              ============     ==============    ===============   ===========   ==============   ==============
Segment assets             $    4,531,645   $      2,319,839   $        954,664  $  6,133,612  $         5,670  $    13,945,430
                              ============     ==============    ===============   ===========   ==============   ==============
Goodwill                   $           --   $             --   $             --  $  2,916,085  $            --  $            --
                              ============     ==============    ===============   ===========   ==============   ==============
Expenditures for segment
 assets                    $       14,451   $             --   $             --  $      4,387  $            --  $        18,838
                              ============     ==============    ===============   ===========   ==============   ==============

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

         PPM entered into an agreement effective August 31, 2007 to purchase 100% ownership interest in Cogdill Enterprises, Inc. As part of the agreement PPM is obligated to pay 95% of the total revenues actually received by PPM each month directly as a result of the contracts originated by Trenton Cogdill for and on behalf of the Company prior to August 31, 2007. The estimated net present value of the expected future obligation under the Cogdill agreement is classifiedas a long-term obligation, less the current portion (the "Cogdill Note").

         Long-term obligations consisted of the following at March 31, 2008:


               NEMA Notes                                  $       2,633,440
               Cogdill Note                                          351,088
                                                              ---------------
                                                                   2,984,528
               Less: Related Party Portion                       (2,166,626)
               Less: Current Portion                               (117,611)
                                                              ---------------
                                                           $         700,291
                                                              ===============

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


         Related party portion of long-term obligations consisted of the following at March 31, 2008:


               NEMA Notes                                   $       1,815,538
               Cogdill Note                                           351,088
                                                              ---------------
                                                                    2,166,626
               Less: Current Portion                                (373,105)
                                                              ---------------
                                                            $       1,793,521
                                                              ===============


         Annual maturities of long-term obligations at March 31, 2008 are as follows:

                  2008                                      $         117,611
                  2009                                                126,994
                  2010                                                137,126
                  2011                                                148,066
                  2012                                                159,879
                  2013 and thereafter                                 128,226
                                                              ---------------

                                                            $         817,902
                                                              ===============

         Annual maturities of related party portion of long-term obligations at March 31, 2008 are as follows:

                  2008                                      $         373,105
                  2009                                                367,972
                  2010                                                372,190
                  2011                                                382,026
                  2012                                                386,704
                  2013 and thereafter                                 284,629
                                                              ---------------

                                                            $       2,166,626
                                                              ===============

NOTE M - RELATED PARTY TRANSACTIONS

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

                                 Number of                               Preferred C         Purchase
                                Preferred C          Common Stock          Voting              Price
                                  Shares             Equivalent           Equivalent
                              ----------------     ----------------     ---------------    --------------
        Eric Oliver                    14,063               56,252              52,877  $        225,008
        Jon M. Morgan                  14,062               56,248              52,873           224,992
        Bruce Edgington                 3,125               12,500              11,750            50,000
                              ----------------     ----------------     ---------------    --------------
        Total                          31,250              125,000             117,500  $        500,000
                              ================     ================     ===============    ==============

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


         The following table reflects the issuance of Warrants to the Company's Officers and Directors.

                                               Number of       Common Stock
                                                Warrants         Equivalent
                                             ----------------  ---------------

                            Eric Oliver               28,126           28,126
                            Jon M. Morgan             28,124           28,124
                            Bruce Edgington            6,250            6,250
                                             ----------------  ---------------
                            Total                     62,500           62,500
                                             ================  ===============

         On May 18, 2006, Jon M. Morgan and Bruce Edgington exercised their outstanding warrants (described above) for a total exercise price of $112,496 and $25,000, respectively. Mr. Morgan received 28,124 shares of common stock and Mr. Edgington received 6,250 shares of common stock upon the exercise of their stock warrants.

         On August 31, 2007, classes A, B & C of Preferred Stock were converted into Common Stock of the Company, as described in Note A17. As a part of this conversion, Eric Oliver, Jon Morgan and Bruce Edgington received shares of Common Stock in the amounts shown in the table above. Additionally, Mr. Oliver received an additional 9,375 shares of common stock upon exercise of warrants with a strike price of $4. Mr. Oliver exercised his remaining warrants on March 1, 2008, for which he received an additional 18,751 shares at a price of $4 per share.

         Purchase of Cogdill Enterprises

         On September 11, 2007 the Company announced the acquisition of 100% of Cogdill Enterprises, Inc. ("CEI"), effective August 31, 2007 for an aggregate consideration of $6,000 and a obligation to pay 95% of the total revenues actually received by the Company each month directly as a result of the contracts originated by Trenton Cogdill for and on behalf of the CEI prior to the August 31, 2007. Trenton Cogdill is now an employee of Priority Power. Assuming the acquisition of CEI occurred on January 1, 2006, its operating results would not have been material to the Company's operating results for the years ended December 31, 2007 and 2006.

         The following table reflects the portion of the Company's long-term debt payable to related parties as of March 31, 2007:

                                                                      Total
                                                                  -------------

             Eric Oliver,  Chairman of the Board               $        10,248
             Jon M. Morgan , CEO                                       457,783
             Padraig Ennis, VP of Priority Power                        70,540
             John Bick, Managing Principal of Priority Power           182,774
             Trenton Cogdill, Priority Power                           239,050
             5% Shareholders                                           833,126
                                                                  -------------
             Total                                             $     1,793,521
                                                                  =============

         Issuance of Options

         During 2008, certain members of the Company's Board of Directors were issued stock options under the Company's 1998 Stock Option Plan (See Note O).

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


         Sale of Preferred D and Issuance of Warrants

         The Company issued Preferred D stock, promissory notes and warrants to finance its investment in SFF Royalty and SFF Production, as described in Note Q. Certain of the Company's Directors participated in this transaction as shown below:

                                                                                                # Warrants
                                          # Shares           Preferred D                         Received
                                          Preferred D         Purchase        Promissory          @$6.02
                 Director                 Purchased            Price          Note Amount       Strike Price
          ---------------------------    --------------     -------------    --------------     ------------
                 Eric Oliver                164,376     $    1,643,760    $    1,037,741          172,382

               Bruce Edgington               6,130             61,300           38,700             6,429


         Stub Financing

         In order to secure the cash required for the Company's contribution to SFF Royalty and SFF Production on December 17, 2007, stub financing was arranged via the execution of two promissory notes with SoftVest, LP, a related party, totaling $3.5 million. These notes were due and payable on December 31, 2007 and carry an annual interest rate of 8.5%. The balance was paid on March 13, 2008.


NOTE N - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

         The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Power Purchase Contracts

         Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Expected annual future capacity payments under existing agreements are estimated as follows as of March 31, 2008:


                  2008                          $      3,366,810
                  2009                                   925,784
                                                   -------------

                           Total                $      4,292,594
                                                   =============


NOTE O - STOCK OPTION PLAN

         Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of March 31, 2008, all options available under the 1997 Plan have been granted: 62,579 options have been exercised, and 91,010 options are outstanding which are fully vested and range in price from $3.50 to $61.36.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

         The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company, if management elects, pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of March 31, 2008, 4,859 options have been exercised and 147,833 options are outstanding and are fully vested and range in price from $1.98 to $45.50.

         During the three months ended March 31, 2008 the Company issued 7,459 options to the following members of the Board of Directors as compensation for their service to the Company:


                                                                       Strike
                  Director      Issuance Date   # Options Issued       Price
             ----------------  ---------------  ------------------    ----------
             Bruce Edgington       1/27/08                    988  $       7.00
                                   3/31/08                    988          8.80
             -------------------------------------------------------------------
             Earl Gjelde           1/27/08                    988          7.00
                                   3/31/08                    769          8.80
             -------------------------------------------------------------------
             Randy Nicholson       1/27/08                    875          7.00
                                   3/31/08                    875          8.80
             -------------------------------------------------------------------
             Don Blake             1/27/08                    988          7.00
                                   3/31/08                    988          8.80
             -------------------------------------------------------------------
             Total                                          7,459

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

              The table below summarizes the stock option activity for the quarter ended March 31, 2008:


                                                                    Weighted
                                                Options              Average
                  Options Outstanding         Outstanding             Price
            ------------------------------   --------------       --------------

             Outstanding December 31, 2007         287,636          $   10.92

                   Options exercised                     -                  -

                   Options forfeited              (56,252)              12.00

                     Options issued                  7,459               7.87
                                             --------------       --------------

               Outstanding March 31, 2008          238,843          $   10.57
                                             ==============       ==============

         At March 31, 2008 the 238,843 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 4.51 years. The weighted average grant date fair value for equity options issued during the three months ended March 31, 2008 was 3.95 per share. Stock options issued after 2006 are expensed based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123. The total expensed for the three months ended March 31, 2008 was $29,480.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)



NOTE P - STOCKHOLDERS' EQUITY

         Warrant Exercises

         Eric Oliver, Chairman of the Company, exercised his remaining warrants issued in connection with the Preferred C issuance (see Note M) on March 1, 2008, for which he received 18,751 shares at a price of $4 per share.

         Conversion of Preferred A, B & C and Warrant Exercises

         On August 31, 2007, the Company converted all classes of its Preferred Stock into 1,349,764 shares of the Company's Common Stock as shown in the following table:

                           Number of                                               Number of
              Series        Shares         Purchase Price    Conversion Rate     Common Shares
              ------        -------        --------------    ---------------     --------------
                 A           80,000    $         2,000,000  $           3.2444        616,447
                 B           50,000                500,000              3.2444        154,111
                 B           10,000                100,000               3.424         29,206
                 B           20,000                200,000               4.000         50,000
                 C           125,000             2,000,000               4.000        500,000

         Also on August 31, 2007, the Company issued 55,210 shares of common stock upon the exercise of stock warrants with a strike price of $4.

         Stock Issuances as Employee Compensation

         Pursuant to their employment agreements, certain of the Company's employees receive common stock as payment for bonuses or a portion of their salary. 12,186 shares of common stock were issued as employee compensation during the three months ended March 31, 2008.

         Issuance of Preferred D Stock

         As described in Note Q, the Company issued 429,100 shares of Class D Preferred Stock on December 17, 2007 for total proceeds of $4,291,000 to finance the Company's investment in SFF Royalty and SFF Production. Below is a summary of the significant characteristics of the Preferred
         D:

               o    Pays a coupon of 8.5% annually.
               o    Has limited voting rights.
               o    Is not convertible into common stock.
               o    Is redeemable upon demand by the Company.

         Certain of the Company's Directors purchased Preferred D Stock as described in Note M.

NOTE Q - INVESTMENT IN SFF GROUP

         On December 17, 2007, the Company invested $7.6 million in SFF Royalty, LLC ("SFF Royalty") and $2.4 million in SFF Production ("SFF Production") in exchange for a one-third ownership interest in each entity. Also on December 17, 2007, SFF Royalty and SFF Production acquired the following properties from Santa Fe Energy Trust (the "Trust") and Devon Energy Production Company, LP ("Devon"):


                  Acquired from the Trust         Acquired from Devon
               -----------------------------  ---------------------------
  Acquiring                       Purchase                      Purchase      Total
    Entity       Description        Amount      Description       Amount     Purchase
-------------- ----------------   ----------  ---------------   ---------   ----------
                 Net profits                     interests
SFF Royalty      interests in                   subject to
                   royalty                      Trust's net
                interests owned                   profits
                   by Devon      $21,077,688     interests     $2,254,662  $23,332,350

                                                 Working
                 Net profits                     interests
SFF Production   interests in                   subject to
                   working                      Trust's net
                interests owned                   profits
                   by Devon        6,072,125     interests        649,531    6,721,656
                                  ----------                    ---------   ----------

Totals                           $27,149,813                   $2,904,193  $30,054,006
                                  ==========                    =========   ==========

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


         To secure the $10 million required for the investments in SFF Royalty and SFF Production, the Company issued Preferred Stock and short-term promissory notes and secured stub financing.

         Class D Preferred Stock

         429,100 shares of Class D Preferred Stock ("Preferred D") were issued at a share price of $10 for total proceeds of $4,291,000. Below is a summary of the significant characteristics of the Preferred D:

               o    Pays a coupon of 8.5% annually.
               o    Has limited voting rights.
               o    Is not convertible into common stock.
               o    Is redeemable upon demand by the Company.

         Promissory Notes

         The Company also signed promissory notes with the recipients of the Preferred D totaling $2,709,000. Below is a summary of the significant characteristics of the promissory notes:

               o    Due and payable on June 30, 2008.
               o    Interest rate of Prime plus 1%. (6.25% at March 31, 2008).

         The holders of the promissory notes were issued warrants to purchase a total of 450,000 shares of common stock at a strike price of $6.02. These warrants expire June 30, 2008 and the proceeds from their issuance will be used to retire the related promissory notes. No value has been assigned to these warrants as shareholder approval is required before the warrants can be exercised.

         Certain of the Company's Directors participated in this transaction and received shares of Preferred D stock, promissory notes and warrants, as described in Note M.

         Stub Financing

         In order to secure the cash required for the Company's contribution to SFF Royalty and SFF Production on December 17, 2007, stub financing was arranged via the execution of two promissory notes with SoftVest, LP totaling $3.5 million. These notes were due and payable on December 31, 2007 and carry an annual interest rate of 8.5%. The balance was paid on March 13, 2008.

         As discussed in Note M, Mr. Eric Oliver, the Company's Chairman of the Board, is the Managing Partner of SoftVest, LP.

         The Company's Investment in SFF Group consisted of the following at March 31, 2008:

              Oil and Gas Investment in SFF Group             $    10,000,000
              Equity earnings                                         301,886
              Distributions                                         (500,000)
                                                                -------------

                                                             $      9,801,886
                                                                =============

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


         SFF Royalty reported the following consolidated financial information at March 31, 2008:

                                                                   SFF Royalty
                                                                ----------------
              Total Assets                                      $    22,238,949
              Total Liabilities                                         142,522

              Net Income                                               (56,381)

         SFF Production reported the following consolidated financial information at March 31, 2008:

                                                                 SFF Production
                                                               -----------------
              Total Assets                                     $     7,956,632
              Total Liabilities                                        647,403

              Net Income                                               894,871


NOTE R - BUSINESSES HELD FOR SALE

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

         The following is a summary of historical financial information about ChooseEnergy.com for the three month period ended March 31:

                                                           2007          2006
                                                        -----------  -----------

              Revenue                                $       65,749       31,986
                                                        -----------  -----------
              Loss before income taxes                     (26,882)     (61,332)
              Income taxes                                        -            -
                                                        -----------  -----------

                  Loss from discontinued operations  $     (26,882)     (61,332)
                                                        ===========  ===========

         No income tax benefit is provided as a result of the Company's net operating loss carry forward.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and related footnotes presented in Item 1 and the Company's December 31, 2007 Form 10-KSB.

Overview

AMEN Properties, Inc. (the "Company") is in the business of acquiring profitable, cash-generating businesses with proven track records and the ability to create sustained value. The Company is a holding company and conducts its business through the following subsidiaries:

     o    AMEN Delaware, LLC ("Delaware") - real estate investments
     o AMEN Minerals, LLC ("Minerals") - oil and gas royalties, other investments
     o W Power & Light, LLC ("W Power") - retail electricity provider in the State of Texas
     o Priority Power Management, LLC. ("Priority Power") - energy management, consulting and aggregation

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

- Business combinations,

- Revenue recognition,

- Gain recognition on sale of real estate assets,

- Consolidation of variable interest entities,

- Allowance for doubtful accounts and

- Stock options

Impairments

Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with SFAS No. 144, we record assets held for sale at the lower of carrying value or sales price less costs to sell. For assets classified as held and used, these assets are tested for recoverability when events or changes in circumstances indicate that the estimated carrying amount may not be recoverable. An impairment loss is recognized when expected undiscounted future cash flows from a Property is less than the carrying value of the Property. Our estimates of cash flows of the Properties requires us to make assumptions related to future rental rates, occupancies, operating expenses, the ability of the properties' tenants to perform pursuant to their lease obligations and proceeds to be generated from the eventual sale of our investment in the Properties. Any changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses.

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

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of billed and unbilled customer retail electricity usage flowed for a given period and billed and unbilled customer management fees based on electricity usage flowed for a given period. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income. The Company estimated the allowance for doubtful accounts related to W Power's billed account receivables to be approximately 0.2% percent of W Power's retail electricity billed revenue for the period ended March 31, 2008. Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts. In addition, the Company established an allowance of $233,000 for doubtful accounts relating to wholesale QSE services. (See Note A7). At March 31, 2008, W Power had a total allowance for doubtful accounts of $254,665. Priority Power's trade accounts receivable arise from aggregation fees and other management services. An allowance for uncollectible accounts receivable is provided for amounts not expected to be collectible. As of March 31, 2008 the Company considers Priority Power's accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

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

Results of Operations

Overview

  Description                                                2008           2007
  ------------------------------------------------    ------------     ---------
  Net Income from Continuing Operations             $   1,003,971  $     570,255
  Per Share Net Income from Continuing Operations            0.27           0.25
  Net Income                                              977,089        508,923
  Per Share Net Income                                       0.26           0.22

     o The increase in earnings from 2007 to 2008 was caused primarily by an increase in aggregation and consulting income from Priority Power and by the recognition in 2008 of a $534 thousand gain from the final distribution paid to the Company as a unit-holder in the Santa Fe Energy Trust.
     o Priority Power generated approximately $700 thousand in net income for the three months ended March 31, 2008 as compared to a net income of approximately $400 thousand for the three months ended March 31, 2007.
     o W Power generated approximately $89 thousand in net income for the three months ended March 31, 2008 as compared to a net income of approximately $388 thousand for the three months ended March 31, 2007. The decrease in earnings at W Power was caused primarily by increased commodity and delivery charges.

W Power & Light was profitable during the first quarter of 2008. However, there has been significant wholesale electricity and natural gas price escalation during the latter part of the period, and the escalation is likely to continue throughout the coming months. Additionally, there have been significant changes in the ERCOT electricity spot market driven both by high natural gas prices and a fundamental shift in energy and capacity availability across Texas. The changes are due partly to the large quantities of wind generation being constructed primarily in the western region of ERCOT. The result of this has been a drastic increase in the spot market zonal price volatility. While wind generation can provide a low cost of energy in some instances, the large amounts of wind generation now being introduced into ERCOT are not located near the large metropolitan load areas which have the greatest need for electricity. The result has been significantly increased electricity price differentials across different areas of ERCOT, and increased ancillary services costs required to provide retail electricity.

Management expects this to continue for an unknown period of time throughout the coming months, and believes the spot market volatility will be further increased by transmission constraints and non-wind generation capacity shortfalls. We are concerned about these structural market changes, and are currently assessing what impact they may have on our retail electricity business unit. Management believes that with both wholesale and spot market volatility likely to be sustained, it will be unlikely for the REP operations to be profitable across the current year. Given the significant opportunities for business development, acquisitions, and growth in other areas of the Corporation, in addition to the large capital requirements to grow REP operations, Management is currently considering exiting retail energy in ERCOT. If the decision to do so occurs, it is likely that W Power will experience significant expenses during the coming months in winding down retail energy operations, and would be expected to post a significant financial loss during the next quarters as it ceases operations.

Revenues
--------

     o The Company's consolidated revenues were approximately $3.7 million for the three months ended March 31, 2008, compared to $3.1 million for the three months ended March 31, 2007.
     o Priority Power Management generated approximately $1.4 million and $779 thousand in revenue from continuing operations for the three months ended March 31, 2008 and 2007, respectively. This change is primarily due to an increase in aggregation fee revenue and $300 thousand earned as part of a power plant development contract.
     o W Power generated revenue of approximately $2.3 million for both the three months ended March 31, 2008 and 2007.

Operating Expenses
------------------

     o Total operating expenses for the three months ended March 31, 2007 and 2007 were $3.3 million and $2.6 million, respectively.
     o The increase was primarily attributable to growth in cost of goods and services and general & administrative expenses as described below.
     o W Power's cost of goods and services were approximately $2.0 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively or 87% and 78% of retail electricity sales for the three months then ended. The change of approximately 12% is primarily due to adjusting commodity prices and delivery charges. o For the three months ended March 31, 2008 general and administrative costs increased approximately $400 thousand versus the year ended March 31, 2007. This increase is primarily associated with employee bonuses, additional staff, and corporate governance costs such as Sarbanes Oxley compliance.

Other (expense) income
----------------------

For the year three months ended March 31, 2008 as compared to the three months ended March 31, 2007 the Company experienced an increase of approximately $615 thousand in other income. This increase was caused by the following factors:

     o The final distribution made to the Company as a unit-holder in the Santa Fe Energy Trust.
     o    Earnings from the Company's investment in the SFF Group.
     o The Company also had an increase of approximately $155 thousand in interest expense, primarily related to interest on acquisition related debt.

Book Value per Share
--------------------

The primary metric that the Company's management uses when making operating and investment decisions is Book Value per Share ("BVPS"). BVPS is calculated as Total Shareholder Equity divided by the Fully Diluted Number of Shares Outstanding as of the measurement date. Management's belief is that if the Company consistently delivers increases in BVPS, it will maximize value to the shareholder over the long term. As of March 31, 2008 the Company's BVPS is $4.06 compared to $2.45 at March 31, 2007.

Analysis of Cash Flows

Operating Activities
--------------------

During the first three months of 2008, net cash provided by operating activities was approximately $1.2 million. This was driven by a number of factors:

     -    Net Income of $977 thousand.
     - A decrease of $393 thousand in accounts receivable, due to a decrease in unbilled power at W Power.
     -    Earnings of $280 thousand from the SFF Group.
     -    An increase in Accounts Payable of $120 thousand
     - An increase in Accrued Liabilities of $151 thousand due to accruals for executive bonuses, and tithing.

The Company does not expect its investment in SFF Group to generate significant accounting income due to the depletion expense that will be incurred; however, regular cash distributions are expected as discussed in the Investing Activities section below.

Investing Activities
--------------------

For the first three months of 2008, the net cash provided by investing activities was approximately $4.4 million. This was driven by two primary activities:

     - Liquidation of the Company's available-for-sale securities related to units held in the Santa Fe Energy Trust.
     -    A distribution of $500 thousand from the SFF Group.

Based on current commodity prices and production volumes, the Company expects to receive regular cash distributions from SFF Group of approximately $500 - 800 thousand per quarter.

Financing Activities
--------------------

Net cash used in financing activities for the first three months of 2007 was approximately $3.5 million. This is primarily related to repayment of notes for the purchase of Priority Power (the "NEMA" notes - See Note L) and stub financing related to the purchase of an interest in the SFF Group (See Notes O and M).

Currently, the Company has a net operating tax loss ("NOL") carry forward in excess of $28 million. This NOL is mainly related to the Company's operations prior to the Company presenting the 2002 business plan to shareholders. The Company believes that the utilization, without limitation, of the Company's NOL will be determined by the ability of management to limit the issue of new equity due to IRC Section 382 restrictions. However, if an opportunity presents itself that would be more valuable to the shareholders than the approximate $2.5 to $5 million present value we have assigned the NOL we will strongly consider pursuing the deal and would consider issuing equity to do so.

ITEM 3. Controls and Procedures

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company uses a risk-based business process activity approach for its assessment of internal control. This approach is based on the framework provided by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.

The Company documents its assessment of internal controls over financial reporting to allow for internal review and to facilitate evaluation of the adequacy of management's documentation. The documentation includes the following:

     o The design of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements;
     o Information about how significant transactions are initiated, authorized, recorded, processed, and reported;
     o Sufficient information about the flow of transactions to identify the points at which material misstatements due to error of fraud could occur;
     o Controls designed to prevent or detect fraud, including who performs the controls and the related segregation of duties;
     o    Controls over the period-end financial reporting process;
     o    Controls over the safeguarding of assets; and
     o    The results of management's testing and evaluation.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None to report.

ITEM 5.  Other Information

The Company is currently unable to complete a required Form 8-K disclosure containing pro forma financial statement data related to its acquisition of assets from the Santa Fe Energy Trust ("Trust") and Devon Energy Production Company ("Devon"). The Company is waiting on the completion and filing of 2006 and 2007 audited financial statements for the Santa Fe Energy Trust, an unaffiliated third party. The Company will provide the required financial statements as soon as possible after receiving the necessary financial statements from Santa Fe Energy Trust.

ITEM 6.  Exhibits

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

3.1(b)**  Certificate of Amendment thereto of DIDAX INC.

3.2+++    Certificate of Amendment thereto of Crosswalk.com, Inc.

3.3+      Bylaws and amendments thereto of the Company

3.6***    Certificate of Amendment of Certificate of Incorporation dated May 26,
          2004

3.7 Certificate of Designation of Rights and Preferences of the Series D Preferred Stock of Amen Properties, Inc. (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

4.1 Form of Warrant (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.1+     Form of Stock Option Agreement

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

10.15 Agreement to Distribute Assets among TCTB Partners, Ltd and its partners dated as of September 27, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.16 Purchase Agreement between TCTB Partners, Ltd as nominee for certain partners of TCTB Partners, Ltd and Hampshire Plaza Garage, LLC and S.E.S. Investments, Ltd. dated as of September 29, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.17 Management Agreement between the Company and TCTB Management Group, LLC. dated as of September 29, 2006 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006)

10.18 Amendment to Employment Agreement of Kevin Yung dated December 5, 2006 (Incorporated by reference to the Company's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 20, 2007)

10.19 Amendment to Employment Agreement of John Bick dated June 1, 2006 (Incorporated by reference to the Company's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 20, 2007)

10.20 Amendment to Employment Agreement of Padraig Ennis dated June 1, 2006 (Incorporated by reference to the Company's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on April 20, 2007)

10.21 Employment Agreement of Kris Oliver, dated July 30, 2007 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007)

10.22 Purchase Agreement between Amen Properties, Inc. and Bank of New York Trust Company, N. A., the trustee of Santa Fe Energy Trust, dated as of November 8, 2007 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007)

10.23 Purchase Agreement between Amen Properties, Inc. and Devon Energy Production Company, L.P. dated as of November 8, 2007 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007)

10.24 Amendment to Purchase Agreement between Amen Properties, Inc. and Bank of New York Trust Company, N. A., the trustee of Santa Fe Energy Trust, dated as of November 8, 2007 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 178, 2007)

10.25 Amendment to Purchase Agreement between Amen Properties, Inc. and Devon Energy Production Company, L.P. dated as of November 8, 2007 (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.26 SFF Royalty, LLC Operating Agreement (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.27 SFF Production, LLC Operating Agreement (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.28 Securities Purchase and Note Agreement (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

10.29 Amen Properties Promissory Note to SoftVest, LP (Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)

11        Statement of computation of earnings per share

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

                          AMEN Properties, Inc.


May 15, 2008              By: /s/ Jon Morgan
                          ---------------------------------------
                          Jon Morgan,
                          Chief Executive Officer


May 15, 2008              By: /s/ Kris Oliver
                          ----------------------------------------
                          Kris Oliver,
                          Chief Financial Officer and Secretary