Form 10KSB/A
period 2006-12-31
AMEN PROPERTIES INC
filed 2008-05-23
CIK 1037599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision of management, including the Chairman and Chief Executive Officer and the interim Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chairman and Chief Executive Officer and interim Chief Financial Officer have concluded that, and have reported to the Audit Committee of the Company's Board of Directors that, management has identified certain deficiencies in the disclosure controls and procedures. The deficiencies noted were (a) a lack of documented control procedures (b) the lack of segregation of duties and (c) insufficient supervision of the Company's accounting personnel. The Company believes such deficiencies are primarily attributable to the Company currently having only one full time employee at the corporate level. Management believes that the deficiencies noted above do not materially interfere with the Company's timely disclosure of information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act 1934, as amended, because accounting personnel and a member of management have first-hand knowledge of the daily transactions of the Company and that first-hand knowledge enables such personnel to accumulate and communicate such information to the Company's management, including its principal executive and principal financial officer as appropriate to allow timely decisions regarding disclosure.
Therefore the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                          AMEN Properties, Inc.


May 22, 2008              By: /s/ Jon M. Morgan
                          ---------------------------------------
                          Jon M. Morgan,
                          Chief Executive Officer


May 22, 2008              By: /s/ John M. James
                          ----------------------------------------
                          John M. James,
                          Interim Chief Financial Officer
                          and Interim Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 22, 2008              By: /s/ Kevin Yung
                          ---------------------------------------
                          Chief Operating Officer


May 22, 2008              By: /s/ Eric L. Oliver
                          ---------------------------------------
                          Director and Chairman of the Board of Directors


May 22, 2008              By: /s/ Bruce Edgington
                          ---------------------------------------
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