Form 10QSB/A
period 2007-03-31
AMEN PROPERTIES INC
filed 2008-05-23
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                AMEN Properties, Inc.


May 22, 2008    By: /s/ Jon Morgan
                ------------------
                Jon Morgan,
                Chief Executive Officer


May 22, 2008    By: /s/ Kris Oliver
                -------------------
                Kris Oliver,
                Chief Financial Officer and Secretary

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