Form 10QSB/A
period 2007-06-30
AMEN PROPERTIES INC
filed 2008-05-23
CIK 1037599

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


                        AMEN Properties, Inc.


May 22, 2008                By: /s/ Jon Morgan
                            --------------
                            Jon Morgan,
                            Chief Executive Officer


May 22, 2008                By: /s/ Kris Oliver
                            ---------------
                            Kris Oliver,
                            Chief Financial Officer and Secretary

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