Form 10QSB/A
period 2007-09-30
AMEN PROPERTIES INC
filed 2008-05-23
CIK 1037599

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

                                       AMEN Properties, Inc.


May 22, 2008                           By: /s/ Jon Morgan
                                       ---------------------------------------
                                       Jon Morgan,
                                       Chief Executive Officer


May 22, 2008                           By: /s/ Kris Oliver
                                       ----------------------------------------
                                       Kris Oliver,
                                       Chief Financial Officer and Secretary

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