Form 10KSB/A
period 2006-12-31
AMEN PROPERTIES INC
filed 2008-06-27
CIK 1037599

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

                          AMEN Properties, Inc.


May 22, 2008              By: /s/ Jon M. Morgan
                          ---------------------------------------
                          Jon M. Morgan,
                          Chief Executive Officer


May 22, 2008              By: /s/ Kris L. Oliver
                          ----------------------------------------
                          Kris L. Oliver,
                          Chief Financial Officer and Secretary


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