Form 10-Q
period 2008-06-30
AMEN PROPERTIES INC
filed 2008-08-14
CIK 1037599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Period Ended June 30, 2008

or

[ ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From ________________to_______________.

Commission file number 000-22847

AMEN Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1831588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

303 W. Wall Street,  Suite 2300
Midland, TX  79701
(Address of Principal Executive Offices)

 (432-684-3821)
 (Issuer’s Telephone Number, Including Area Code)

________________________________________________
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
Yes     |   |        No   | X  |

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:
Common Stock, $ .01 Par Value: 3,774,551 shares outstanding as of August 14, 2008.

Transitional Small Business Disclosure Format (check one):                                         Yes   | X |     No   |   |

INDEX

		PAGE
Part I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss)—
	for the three and six months ended June 30, 2008 and 2007 (Unaudited)	3

	Consolidated Statements of Cash Flows— for the six months ended
	June 30, 2008 and 2007 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T.	Controls and Procedures	33

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3	Defaults Upon Senior Securities	33

Item 4	Submission of Matters to a Vote of Security Holders	33

Item 5	Other Information	33

Item 6	Exhibits	34

Signatures		37

Exhibits

	11. Computation of Earnings Per Share
	31.1 Certification of Chief Executive Officer.
	31.2 Certification of Chief Financial Officer.
	32.1 Certification of Chief Executive Officer Pursuant to 18 USC § 1350.
	32.2 Certification of Chief Financial Officer Pursuant to 18 USC § 1350.

AMEN Properties, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$3,495,943	$1,520,852
Accounts Receivable, net of allowance of $26,749	1,561,783	1,808,946
Restricted Cash Equivalents	2,197,000	--
Current Available-for-Sale Securities	--	3,680,550
Other Current Assets	46,358	231,260

Total Current Assets	7,301,084	7,241,608

RESTRICTED CASH EQUIVALENTS	--	2,197,000

PROPERTY AND EQUIPMENT	187,987	177,771

OIL AND GAS INVESTMENTS IN SFF GROUP	9,501,870	10,022,389

INVESTMENT IN REAL ESTATE	2,332,026	2,311,443

ROYALTY INTERESTS	124,837	126,528

LONG-TERM INVESTMENTS	62,350	62,350

OTHER ASSETS
Goodwill	2,916,085	2,916,085
Deferred Costs	6,000	6,000
Deposits and Other Assets	455,663	500,856

Total Other Assets	3,377,748	3,422,941

TOTAL ASSETS	$22,887,902	$25,562,030

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

AMEN Properties, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts Payable	$961,771	$796,540
Accrued Liabilities	1,393,373	718,991
Deferred Revenue	112,038	26,519
Income & Franchise Taxes Payable	112,006	32,656
Short-Term Obligations	1,632,559	698,593
Short-Term Related-Party Obligations	1,076,441	5,510,407
Current Portion of Long-Term Obligations	119,890	115,375
Current Portion of Related-Party Obligations	376,382	375,286

Total Current Liabilities	5,784,460	8,274,367

OTHER LIABILITIES
Long-Term Obligations, less current portion
Financial Institutions and Other Creditors	669,451	730,545
Related-Party Obligations	1,692,435	1,893,540
Total Other Liabilities	2,361,886	2,624,085

COMMITMENTS and CONTINGENCIES	--	--

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 5,000,000 shares authorized
429,100 Series “D” shares issued and outstanding	429	429
Common Stock, $.01 par value; 20,000,000 shares authorized; 3,765,827 and 3,716,1825 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	38,605	37,162
Additional Paid-in Capital	49,764,948	49,445,241
Accumulated Deficit	(35,062,426)	(35,062,245)
Accumulated Other Comprehensive Income	--	242,991
Total Stockholders’ Equity	14,741,556	14,663,578

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,887,902	$25,562,030

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

AMEN Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING REVENUE
Energy Management Fees	$966,855	$999,284	$2,386,458	$1,778,461
Total Operating Revenue	966,855	999,284	2,386,458	1,778,461

OPERATING EXPENSE
Cost of Goods and Services	148,723	136,650	321,072	220,823
General and Administrative	819,520	515,913	1,619,973	1,030,539
Depreciation, Amortization and Depletion	43,876	10,621	92,783	20,769
Corporate Tithing	--	62,092	112,397	121,383
Total Operating Expenses	1,012,119	725,276	2,146,225	1,393,514

INCOME (LOSS) FROM OPERATIONS	(45,264)	274,008	240,233	384,947

OTHER INCOME (EXPENSE)
Interest Income	3,697	44,743	4,118	76,619
Interest Expense	(186,126)	(64,179)	(400,977)	(123,615)
Gain on Liquidation of Investment	--	--	534,731	--
Income from Real Estate Investment	(6,836)	39,558	20,583	72,719
Income from SFF Group Investment	566,650	--	846,147	--
Other Income	20,525	15,991	42,839	28,461
Total Other Income	397,910	36,113	1,047,441	54,184

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	352,646	310,121	1,287,674	439,131

INCOME TAXES	(12,685)	(5,444)	(69,392)	(14,642)
MINORITY INTEREST	--	--	--	900

INCOME FROM CONTINUING OPERATIONS	339,961	304,677	1,218,282	425,389

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,317,233)	203,754	(1,218,463)	591,965

NET INCOME (LOSS)	$(977,272)	$508,431	$(181)	$1,017,354

Income from Continuing Operations per Common Share (Basic)	$.09	$.13	$.32	$.19

Income from Continuing Operations per Common Share (Diluted)	$.09	$.08	$.32	$.11

Income (Loss) from Discontinued Operations per Common Share (Basic)	$(.35)	$.09	$(.32)	$.26

Income (Loss) from Discontinued Operations per Common Share (Diluted)	$(.35)	$.05	$(.32)	$.16

Net Income (Loss) per Common Share (Basic)	$(.26)	$.22	$.00	$.44

AMEN Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net Income (Loss) per Common Share (Diluted)	$(.26)	$.14	$.00	$.27

Weighted Average Number of Common Shares Outstanding - Basic	3,734,936	2,290,589	3,749,140	2,290,589
Weighted Average Number of Common Shares Outstanding - Diluted	3,809,004	3,728,547	3,826,404	3,728,547

OTHER COMPREHENSIVE INCOME (LOSS)
Net Income (Loss)	$(977,272)	$508,431	$(181)	$1,017,354
Unrealized Gain (Loss) on Investment	0	10,861	0	(1,298)
Comprehensive Income (Loss)	$(977,272)	$519,292	$(181)	$1,016,056

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

AMEN Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2008	2007
Cash Flows From Operating Activities
Income From Continuing Operations:	$1,218,282	$425,389
Adjustments to Reconcile Income From Continuing Operations to Net Cash Provided By Continuing Operations
Depreciation, Amortization and Depletion	92,783	20,769
Gain on Liquidation of Santa Fe Energy Trust Investment	(534,731)	--
Equity Income from Real Estate Investment	(20,583)	(72,719)
Equity Income from SFF Group Investment	(846,147)	--
Minority Interest	--	(900)
Changes in Operating Assets and Liabilities
Accounts Receivable	260,208	6,218
Other Receivables	129,467	260
Other Assets	(8,708)	(31,991)
Accounts Payable	(94,207)	(13,940)
Accrued and Other Liabilities	184,388	(12,959)
Deferred Revenue	85,519	187,901

Net Cash Provided By Continuing Operations	466,271	508,028

Cash Flows From Discontinued Operations:
Cash Flows (Used By) Provided By Discontinued Operating Activities	(150,417)	547,098
		0
Net Cash Provided By Operating Activities	315,854	1,055,126

Cash Flows From Investing Activities
Purchases of Property and Equipment	(20,412)	(25,971)
Discontinued Investing Purchases	(32,423)	(24,434)
Proceeds from Liquidation of Santa Fe Energy Trust Investment	3,972,290	--
Purchase of Investments	--	(1,347,425)
Investment in Real Estate	--	(478,491)
SFF Group Distributions	1,366,666	--

Net Cash Provided By (Used In) Investing Activities	5,286,121	(1,876,321)

Cash Flows From Financing Activities
Repayments of Notes Payable	(3,756,588)	(250,678)
Net Proceeds from Exercise of Stock Options	54,700	--
Net Proceeds from Exercise of Warrants	75,004	--

Net Cash (Used In) Financing Activities	(3,626,884)	(250,678)

Net Increase (Decrease) in Cash and Cash Equivalents	1,975,091	(1,071,873)

Cash and Cash Equivalents at Beginning of Period	1,520,852	4,457,208

Cash and Cash Equivalents at End of Period	$3,495,943	$3,385,335

Cash Paid During Period for:
Interest	$433,633	$184,639

Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Marketable Securities	--	(1,298)
Stock Issued for Compensation	191,446	--
Long Term Investment Financed with Margin Account	--	1,279,847

The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

Company Organization

In initiating the 2002 business plan the Company, in October 2002, formed the following entities:

•	NEMA Properties LLC, (“NEMA”) a Nevada limited liability company 100% owned by AMEN
•	AMEN Delaware LP, (the “Delaware Partnership”) a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner
•	AMEN Minerals LP, (the “Minerals Partnership”) a Delaware limited partnership, owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner.

On July 30, 2004, the Company formed W Power and Light LP, (the “W Power Partnership”) a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner. (See Note R). On May 18, 2006, the Company acquired 100% of Priority Power Management, Ltd. and Priority Power Management Dallas, Ltd., (collectively the “PPM Partnership”) effective April 1, 2006.  Priority Power is owned 1% by AMEN, as the sole general partner, and 99% by NEMA, as the sole limited Partner.

Corporate Reorganization

On December 17, 2007, the Company approved a corporate reorganization (the "Reorganization") effective January 1, 2008. As part of the Reorganization, the Delaware Partnership, the Minerals Partnership, the PPM Partnership, and the W Power Partnership were each converted from limited partnerships into limited liability companies with AMEN owning 100% of the shares and as the sole managing member of each entity. The converted entities are:

•	AMEN Delaware, LLC, (“Delaware”)
•	AMEN Minerals, LLC, (“Minerals”)
•	NEMA Properties, LLC , (“NEMA”)
•	Priority Power Management, LLC (“Priority Power”)
•	W Power and Light, LLC, (“W Power”)

On May 31, 2008, as part of the Reorganization NEMA was converted from a Nevada Limited Liability Company to a Texas Limited Liability Company.

Standard Reference

As used herein, the terms “Company” and “AMEN” and references to “we” and “our” refer to all of AMEN Properties, Inc., NEMA, Delaware, the Delaware Partnership, Minerals, the Minerals Partnership, and W Power, the W Power Partnership, Priority Power, and the Priority Power Partnership unless the context otherwise requires.

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

5.             Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $2,842,835 as of June 30, 2008.  Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2008.

6.             Accounts Receivable

Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for doubtful accounts.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

W Power’s unbilled revenue is accrued based on the estimated amount of unbilled power delivered to customers using the average customer billing rates.  Unbilled revenue also includes accruals for estimated Transmission and Distribution Service Provider (“TDSP”) charges and monthly service charges applicable to the estimated usage for the period. W Power’s allowance for doubtful accounts at June 30, 2008 was $26,749.

The Company estimated the allowance for doubtful accounts related to W Power’s billed accounts receivable to be approximately .2% percent of W Power’s retail electricity billed revenue.  Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts.

Priority Power trade accounts receivable arise from aggregation fees and other management services.  An allowance for doubtful accounts is provided, when considered necessary by management, for estimated amounts not expected to be collectible.  No allowance was provided or deemed necessary at June 30, 2008.

At June 30, 2008 accounts receivable consisted of the following:

Billed electricity receivables	$791,974
Unbilled electricity receivables	339,351
Billed Aggregation fees	315,699
Unbilled Aggregation fees	124,120
Allowance for doubtful accounts	(26,749)
Other receivables	17,388
Accounts receivable, net	$1,561,783

7.             Other Current Assets

The Company had a relationship with a reseller that marketed W Power’s services on a pre-pay basis. During the third quarter 2007, the reseller’s receivable balance grew to $300 thousand due to cash flow issues caused by billing issues and customer turnover. The Company previously collateralized a portion of this receivable balance and increased the allowance for doubtful accounts by $233 thousand specifically for this account. At June 30, 2008 management determined that the likelihood of collecting the balance was remote and wrote off the entire remaining balance. In addition, the Company expensed outstanding TDSP obligations the Company paid on behalf of the reseller. The total expense related to the reseller for the period was approximately $195 thousand.

At June 30, 2008, Other Current Assets consisted of the following:

Miscellaneous current assets and receivables	46,358
Other Current Assets, net	$46,358

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

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

The Company’s investment in real estate and SFF Group (see Note Q) is recorded at cost, adjusted for its equity share of earnings, using the equity method of accounting, and cash contributions and distributions.

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

13.           Income and Franchise Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  At June 30, 2008, no income tax expense has been incurred due to the utilization of the Company’s net operating losses.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

On May 18, 2006, the Texas Governor signed into law a new Texas Franchise Tax, which restructured the state business tax by replacing the taxable capital and earned surplus components of the tax with a new taxable margin component.  The new franchise tax is effective for returns due on or after January 1, 2008. The Texas franchise tax is imposed on taxable entities chartered, organized, or doing business in Texas.  While the State of Texas does not classify the tax as a tax on income, the tax is considered an income tax for purposes of SFAS No. 109 because the tax is based on a measure of income. Texas franchise tax expense for the six months ended June 30, 2008 and 2007 was estimated to be approximately $69 thousand and $15 thousand, respectively.

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

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

19.           Advertising Expense

All advertising costs are expensed when incurred.  Advertising expenses for the six months ended June 30, 2008 and 2007 were approximately $11 thousand and $2 thousand, respectively.

20.           Income (Loss) Per Share

In accordance with provisions of SFAS No. 128, Earnings per Share, basic income per common share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted income per common share is computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities. Diluted loss per common share for the three months and six months ended June 30, 2008 equals basic loss per common share because the effects of potentially dilutive securities for such periods are antidilutive.

21.           Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations.  These laws regulate asbestos in buildings that require the Company’s real estate investments to remove or mitigate the environmental effects of the disposal of the asbestos at the buildings.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

23.           Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the June 30, 2008 presentation.

NOTE B - BUSINESS COMBINATIONS

Cogdill Enterprises

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
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

NOTE C – CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at four financial institutions, which at times may exceed federally insured limits. The Company had approximately $3.5 million and $3 million of uninsured cash and cash equivalents at June 30, 2008 and 2007, respectively.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

W Power and Priority Power’s revenues are derived principally from uncollateralized customer electricity billings.  The concentration of credit risk in a limited number of industries affects its overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

NOTE D – RESTRICTED CASH EQUIVALENTS

On October 18, 2005, the Company entered into a continuing agreement for commercial and standby letters of credit (the “Letters of Credit”) with JPMorgan Chase Bank, N.A., Houston, Texas, (“Chase”). Under the agreement Chase may, but is not obligated to, issue one or more standby or commercial letters of credit on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company’s obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance.  In order to support the Letters of Credit, the Company, Chase and JP Morgan Securities Inc. (“JPMorgan”) maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMorgan.  The Company had deposits with JPMC totaling $2,197,000 collateralizing outstanding Letters of Credit at June 30, 2008.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following at June 30, 2008:

Furniture, fixtures and equipment	$382,368
Less: accumulated depreciation	(194,381)

$187,987

Depreciation expense for the six months ended June 30, 2008 and 2007 was approximately $29 thousand and $19 thousand, respectively.

NOTE F – INVESTMENT IN REAL ESTATE

Effective September 27, 2006, the Company entered into an Agreement to Distribute Assets with and among the partners of TCTB Partners, Ltd.  Contemporaneous with the distribution of the assets, the Company along with the General Partner and the other Limited Partners of TCTB collectively agreed to sell and sold 75% of their collective undivided interest in the assets.  This sale resulted in the Company retaining an undivided interest of approximately 18% in the assets which was subsequently contributed into HPG Acquisition, LLC.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

The Company’s Investment in real estate consisted of the following at June 30, 2008:

Real estate investment	$2,311,443
Equity earnings	20,583

$2,332,026

A portion of the Company’s real estate investment and equity earnings results for 2008 are based on the results of HPG Acquisition, LLC and its subsidiaries. HPG Acquisition, LLC reported the following consolidated financial information at June 30, 2008:

Total Assets	$16,806,330
Total Liabilities	770,684
Net Income (for the six months ended June 30, 2008)	181,199

NOTE G – ROYALTY INTERESTS

The Company, through its wholly-owned subsidiary Amen Minerals, LLC, currently directly owns two separate royalty interests, one in the state of Texas and one in the state of Oklahoma.  The total consideration paid by the Company for the royalty interests was $162,854.  Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis.  Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the quarter ended June 30, 2008 and 2007.

Depletion expense was approximately $2 thousand for the quarters ended June 30, 2008 and 2007.  Accumulated depletion was $38 thousand and $35 thousand, respectively.

The Company also indirectly owns working and royalty interests through its investment in SFF Royalty, LLC and SFF Production, LLC, as discussed in Note Q.

NOTE H – GAIN ON LIQUIDATION OF SANTA FE ENERGY TRUST INVESTMENT

On February 29, 2008, the trustees of the Santa Fe Energy Trust made a distribution of the net proceeds from the sale of the Trust’s assets.  The Company, as a unit-holder in the Trust, received a portion of this distribution. In addition, in 2007 the Company stripped $2,778,300 of U.S. Treasury Bonds from its units in the Trust. These stripped Treasury Bonds were sold on January 1, 2008.

The Company recognized the following gains from the liquidation of these assets:

Santa Fe Energy Trust Units, at cost	$659,259
Cash proceeds from Trust distribution	1,189,823
Gain on liquidation of Santa Fe Energy Trust units	530,564

U.S. Treasury Bonds, at cost	2,778,300
Cash proceeds from sale of assets	2,782,467
Gain on liquidation of U.S. Treasury Bonds	4,167

Total gain on liquidation of Santa Fe Trust Investment	$534,731

NOTE I – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2008:

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Accrued TDSP charges	$73,458
Accrued sales tax	137,853
Accrued corporate tithing	178,045
Accrued officer bonuses	117,343
Accrued contract settlement cost for W Power (See Note R)	800,000
Other liabilities	86,674

$1,393,373

NOTE J – INCOME TAXES

There was no income tax expense or benefit to report for the six months ended June 30, 2008 and 2007.  As of June 30, 2008, the Company has net operating loss carry-forwards totaling approximately $28 million for federal income tax purposes expiring in 2012 through 2027.

On May 18, 2006, the Texas Governor signed into law a new Texas Franchise Tax, which restructured the state business tax by replacing the taxable capital and earned surplus components of the tax with a new taxable margin component.  The new franchise tax is effective for returns due on or after January 1, 2008.  While the State of Texas does not classify the tax as a tax on income, the tax is considered an income tax for purposes of FASB Statement No. 109, Accounting for Income Taxes, because the tax is based on a measure of income. The Company’s franchise tax liability at June 30, 2008 and 2007 was approximately $112 thousand and $0, respectively.

NOTE K – OPERATING SEGMENTS

The Company’s business activities are mainly comprised of two reportable segments: energy management and real estate operations.

The provision of energy management services is primarily conducted through Priority Power.

The commercial real estate portfolio consists of the Company’s investment in a real estate joint venture (see note F), consisting of an ownership of approximately 18% in two office properties located in Midland, Texas comprising an aggregate of approximately 428,560 square feet of gross leasable area.

Retail electricity operations were previously included as an operating segment. They are now included as part of discontinued operations. (See Note R).

Each segment’s accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the quarters ended June 30, 2008 and 2007, respectively.

Three Months Ended June 30, 2008:

	Real Estate Operations	Energy Management Services	Other and Corporate	Discontinued Operations	Inter-Company Transaction Eliminations	Consolidated Total
Revenues from external customers	$--	$966,855	$--	$3,086,682	$--	$4,053,537
Revenues from other operating segments	$--	$932	$--	$--	$(932)	$--
Depreciation, amortization and depletion	$--	$39,461	$4,415	$7,182	$--	$51,058
Interest expense	$--	$2,839	$183,287	$3,926	$--	$190,052
Segment net income (loss)	$(12,054)	$195,667	$185,011	$(1,317,233)	$(28,663)	$(977,272)
Segment assets	$2,358,025	$1,792,474	$19,427,567	$4,380,029	$(5,070,193)	$22,887,902
Goodwill	$--	$--	$2,916,085	$--	$--	$2,916,085
Expenditures for segment assets	$--	$11,528	$--	$--	$--	$11,528

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Six Months Ended June 30, 2008:

	Real Estate Operations	Energy Management Services	Other and Corporate	Discontinued Operations	Inter-Company Transaction Eliminations	Consolidated Total
Revenues from external customers	$--	$2,386,458	$--	$5,464,465	$--	$7,850,923
Revenues from other operating segments	$--	$3,406	$--	$--	$(3,406)	$--
Depreciation, amortization and depletion	$--	$83,751	$9,032	$13,784	$--	$106,657
Interest expense	$--	$6,139	$394,838	$7,841	$--	$408,818
Segment net income (loss)	$8,873	$904,028	$372,695	$(1,218,463)	$(67,314)	$(181)
Segment assets	$2,358,025	$1,792,474	$19,427,567	$4,380,029	$(5,070,193)	$22,887,902
Goodwill	$--	$--	$2,916,085	$--	$--	$2,916,085
Expenditures for segment assets	$--	$18,376	$3,330	$32,423	$--	$54,129

Three Months Ended June, 2007:

	Real Estate Operations	Energy Management Services	Other and Corporate	Discontinued Operations	Inter-Company Transaction Eliminations	Consolidated Total
Revenues from external customers	$--	$999,284	$--	$2,652,774	$--	$3,652,058
Revenues from other operating segments	$--	$7,576	$--	$--	$(7,576)	$--
Depreciation, amortization and depletion	$--	$6,742	$3,879	$4,790	$--	$15,411
Interest expense	$--	$--	$64,179	$3,865	$--	$68,044
Segment net income (loss)	$42,262	$622,816	$(334,709)	$203,754	$(25,692)	$508,431
Segment assets	$2,359,396	$1,490,965	$6,796,912	$5,117,852	$29,097	$15,794,222
Goodwill	$--	$--	$2,916,085	$--	$--	$2,916,085
Expenditures for segment assets	$--	$1,846	$1,552,466	$24,434	$--	$1,578,746

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Six Months Ended June, 2007:

	Real Estate Operations		Energy Management Services	Other and Corporate	Discontinued Operations	Inter-Company Transaction Eliminations	Consolidated Total
Revenues from external customers	$		$1,778,461	$--	$4,974,230	$--	$6,752,691
Revenues from other operating segments		$--	$13,660	$--	$--	$(13,660)	$--
Depreciation, amortization and depletion		$--	$12,731	$8,038	$8,751	$--	$29,520
Interest expense		$--	$0	$123,615	$7,815	$--	$131,430
Segment net income (loss)		$81,270	$1,025,696	$(656,148)	$591,965	$(25,429)	$1,017,354
Segment assets		$2,359,396	$1,490,965	$6,796,912	$5,117,852	$29,097	$15,794,222
Goodwill		$--	$--	2,916,085	--	$--	$2,916,085
Expenditures for segment assets		$--	$16,297	$1,556,853	$24,434	$--	$1,597,584

NOTE L – LONG-TERM OBLIGATIONS

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

PPM entered into an agreement effective August 31, 2007 to purchase 100% ownership interest in Cogdill Enterprises, Inc. As part of the agreement PPM is obligated to pay 95% of the total revenues actually received by PPM each month directly as a result of the contracts originated by Trenton Cogdill for and on behalf of the Company prior to August 31, 2007. The estimated net present value of the expected future obligation under the Cogdill agreement is classified as a long-term obligation, less the current portion (the “Cogdill Note”).

Long-term obligations consisted of the following at June 30, 2008:

NEMA Notes	$2,541,478
Cogdill Note	316,680
2,858,158
Less: Related Party Portion	(2,068,817)
Less: Current Portion	(119,890)
$669,451

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Related party portion of long-term obligations consisted of the following at June 30, 2008:

NEMA Notes	$1,752,137
Cogdill Note	316,680
2,068,817
Less: Current Portion	(376,382)
$1,692,435

Annual maturities of long-term obligations at June 30, 2008 are as follows:

2008	$119,890
2009	129,455
2010	139,783
2011	150,935
2012	162,977
2013 and thereafter	86,301

$789,341

Annual maturities of related party portion of long-term obligations at June 30, 2008 are as follows:

2008	$376,382
2009	365,364
2010	371,267
2011	382,680
2012	381,556
2013 and thereafter	191,568

$2,068,817

NOTE M – RELATED PARTY TRANSACTIONS

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

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

On August 31, 2007, classes A, B & C of Preferred Stock were converted into Common Stock of the Company, as described in Note A17.  As a part of this conversion, Eric Oliver, Jon Morgan and Bruce Edgington received shares of Common Stock in the amounts shown in the table above.  Additionally, Mr. Oliver received an additional 9,375 shares of common stock upon exercise of warrants with a strike price of $4 per share.  Mr. Oliver exercised his remaining warrants on March 1, 2008, for which he received an additional 18,751 shares at a price of $4 per share.

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

The following table reflects the portion of the Company’s long-term debt payable to related parties as of June 30, 2008:

Total

Eric Oliver, Chairman of the Board	$9,797
Jon M. Morgan , CEO	437,623
Padraig Ennis, VP of Priority Power	67,434
John Bick, Managing Principal of Priority Power	174,724
Trenton Cogdill, Priority Power	206,423
5% Shareholders	796,434
Total	$1,692,435

Issuance of Options

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
During 2008, certain members of the Company’s Board of Directors were issued stock options under the Company’s 1998 Stock Option Plan (See Note O).

Sale of Preferred D and Issuance of Warrants

The Company issued Preferred D stock, promissory notes and warrants to finance its investment in SFF Royalty and SFF Production, as described in Note Q.  Certain of the Company’s Directors participated in this transaction as shown below:

Director	# Shares Preferred D Purchased	Preferred D Purchase Price	Promissory Note Amount	# Warrants Received @$6.02 Strike Price
Eric Oliver	164,376	$1,643,760	$1,037,741	172,382

Bruce Edgington	6,130	61,300	38,700	6,429

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

NOTE N – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Power Purchase Contracts

The Company maintains certain contracts to purchase electricity that provide for future capacity payments. Expected annual future capacity payments under existing agreements were estimated as follows as of June 30, 2008:

2008	1,685,718
2009	693,424

$2,379,142

At the end of the second quarter, as part of the discontinuation of operations at W Power, the Company developed a plan to settle the Company’s outstanding contracts dated after July 2008. The estimated cost of settling these future obligations is approximately $500 thousand. This amount is included in an $800 thousand charge relating to discontinuation of operations at W Power. (See Notes R and S).

NOTE O – STOCK OPTION PLAN

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors.  The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan (“1997 Plan”), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company.  As of June 30, 2008, all options available under the 1997 Plan have been granted: 75,079 options have been exercised, and 78,510 options are outstanding which are fully vested and range in price from $3.50 to $61.36.

The 1998 Stock Option Plan (“1998 Plan”) was approved by the Board of Directors in April 1998, with approved amendment in May 2000.  The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock.  If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares.  In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company, if management elects, pursuant to the terms hereof may again be granted under the 1998 Plan.  The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company.  As of June 30, 2008, 4,859 options have been exercised and 151,453 options are outstanding and are fully vested and range in price from $1.98 to $45.50.

During the three months ended June 30, 2008 the Company issued 3,620 options to the following members of the Board of Directors as compensation for their service to the Company:

Director	Issuance Date	# Options Issued	Strike Price
Bruce Edgington	6/30/08	988	$9.00
Earl Gjelde	6/30/08	769	9.00
Randy Nicholson	6/30/08	875	9.00
Don Blake	6/30/08	988	9.00
Total		3,620

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The table below summarizes the stock option activity for the quarter ended June 30, 2008:

Options Outstanding	Options Outstanding	Weighted Average Price

Outstanding December 31, 2007	238,843	$10.57

Options exercised	(12,500)	4.376

Options forfeited	-	-

Options issued	3,620	9.00

Outstanding June 30, 2008	229,963	$10.88

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
At June 30, 2008 the 229,963 outstanding options are fully vested and exercisable.  They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 4.7 years.  The weighted average grant date fair value for equity options issued during the three months ended June 30, 2008 was $3.89 per share. Stock options issued after 2006 are expensed based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123. The total expensed for the three months ended June 30, 2008 was $14,094.

NOTE P – STOCKHOLDERS’ EQUITY

Warrant Exercises

Eric Oliver, Chairman of the Company, exercised his remaining warrants issued in connection with the Preferred C issuance (see Note M) on March 1, 2008, for which he received 18,751 shares at a price of $4 per share.

Option Exercises

12,500 options were exercised on June 9, 2008 at a strike price of $4.376 per share for total proceeds of $54,700.

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

Stock Issuances as Employee Compensation

Pursuant to their employment agreements, certain of the Company’s employees receive common stock as payment for bonuses or a portion of their salary.  6,208 shares of common stock were issued as employee compensation during the three months ended June 30, 2008.

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

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Certain of the Company’s Directors purchased Preferred D Stock as described in Note M.

NOTE Q – INVESTMENT IN SFF GROUP

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

Promissory Notes

The Company also signed promissory notes with the recipients of the Preferred D totaling $2,709,000.  Below is a summary of the significant characteristics of the promissory notes:

•	Due and payable on June 30, 2009.
•	Interest rate of Prime plus 1%. (6.00% at June 30, 2008).

The holders of the promissory notes were issued warrants to purchase a total of 450,000 shares of the Company’s common stock at a strike price of $6.02 per share.  These warrants expire on June 30, 2009 and the proceeds from their issuance will be used to retire the related promissory notes. No value has been assigned to these warrants as shareholder approval is required before the warrants can be exercised.

Certain of the Company’s Directors participated in this transaction and received shares of Preferred D stock, promissory notes and warrants, as described in Note M.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Stub Financing

In order to secure the cash required for the Company’s contribution to SFF Royalty and SFF Production on December 17, 2007, stub financing was arranged via the execution of two promissory notes with SoftVest, LP totaling $3.5 million. These notes were due and payable on December 31, 2007 and carry an annual interest rate of 8.5%. The balance was paid on March 13, 2008.

As discussed in Note M, Mr. Eric Oliver, the Company’s Chairman of the Board, is the Managing Partner of SoftVest, LP.

The Company’s Investment in SFF Group consisted of the following at June 30, 2008:

Oil and Gas Investment in SFF Group	$10,000,000
Equity earnings	868,536
Distributions	(1,366,666)

$9,501,870

SFF Royalty reported the following consolidated financial information at June 30, 2008:

SFF Royalty

Total Assets	$20,775,064
Total Liabilities	151,054

Net Income (for the six months ended June 30, 2008)	371,202

SFF Production reported the following consolidated financial information at June 30, 2008:

SFF Production

Total Assets	$8,930,076
Total Liabilities	1,048,480

Net Income (for the six months ended June 30, 2008)	2,167,238

NOTE R – DISCONTINUED OPERATIONS

Businesses to be Disposed of Other than by Sale

On June 25, 2008 the Company approved a plan to discontinue the operations of W Power. Management recommended this plan to the Board based on significant adverse changes in the business climate of the Texas retail electricity market. These conditions have been exacerbated in recent months by the heightened volatility in commodity costs. The Company’s plan calls for settling W Power’s existing supply contracts and transferring its customers and their contracts to another retail electricity provider.

As a result of this plan all retail electric provider (“REP”) operations will be eliminated from the Company’s ongoing operations and the Company will not have any significant continuing involvement in the REP business. Given the current conditions in the Texas retail power market the Company does not believe there is a market to sell W Power and, as such, does not have an active program to locate a buyer of the business. The Company will not dispose of W Power’s assets or liabilities by sale.

AMEN Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Currently the Company estimates settlement costs related to the disposal of this unit will be approximately $800 thousand and has recorded an expense and liability for that amount. This value was determined based on the Company’s estimate of the mark-to-market liquidation cost for its forward power contracts, retail power contracts, and other associated disposal costs. In addition, the company expensed an additional $400 thousand related to changes in estimated unbilled revenue as the result of an increase of 1% in W Power’s allowance for line-loss. Line-loss is energy waste resulting from the transmission of electrical energy across power lines. These losses occur due to the conversion of electricity to heat and electromagnetic energy. A small amount of loss occurs even in the most efficiently engineered systems.

In accordance with SFAS No. 144, the Company has included W Power in discontinued operations and recognized the loss associated with disposal in income (loss) from continuing operations.

The following is a summary of historical financial information about W Power for the six months ended June 30:

	2008	2007

Revenue	$5,371,053	4,974,230
Income (Loss) before income taxes	(1,186,355)	705,104
Income taxes	-	-

Income (Loss) from discontinued operations	$(1,186,355)	705,104

No income tax benefit is provided as a result of the Company’s net operating loss carry forward.

Subsequent to the end of the quarter the Company entered into agreements to liquidate its supply contacts and transfer its existing customer base. (See Note S).

SFAS No. 144 requires the assets and liabilities of a disposal group classified as “held for sale” to be presented separately in the asset and liability sections of a Company’s consolidated balance sheet. As the Company has not approved a plan to sell the W Power’s assets and does not have an active program to locate a buyer of the business, the assets and liabilities of the segment are consolidated with the Company’s other balances. The following summarizes the assets and liabilities associated with W Power at June 30, 2008:

Assets

Cash and Cash Equivalents	$916,368
Accounts Receivable (net of allowance of $26,749)	1,121,964
Restricted Cash Equivalents	2,197,000
Other Current Assets	36,203
Total Current Assets	4,271,535

Property and Equipment	69,624
Deposits and Others Assets	38,870
Total Non Current Assets	108,494

Total Assets	$4,380,029

Liabilities

Accounts Payable	$868,321

Accrued Liabilities	1,075,759
Total Current Liabilities	1,944,080

Total Liabilities	$1,944,080

Businesses Held for Sale

In the first quarter of 2008, the Company adopted a plan to sell its online electricity brokering business, ChooseEnergy.com.  Its primary business, as previously described, is to provide competitive electricity pricing alternatives for residential and small commercial electricity consumers.  The Company completed the sale of ChooseEnergy.com subsequent to the end of the quarter.

In accordance with SFAS No. 144, the Company has reflected the operating results as discontinued operations in the consolidated statements of operations for all periods presented. There are no capitalized assets or depreciation expenses to be reflected on the consolidated balance sheet as held for sale.

The following is a summary of historical financial information about ChooseEnergy.com for the six months ended June 30:

	2008	2007

Revenue	$92,962	72,783
Loss before income taxes	(32,108)	(113,138)
Income taxes	-	-

Loss from discontinued operations	$(32,108)	(113,138)

No income tax benefit is provided as a result of the Company’s net operating loss carry forward.

SFAS No. 144 requires the assets and liabilities of a disposal group classified as “held for sale” to be presented separately in the asset and liability sections of a Company’s consolidated balance sheet. ChooseEnergy.com has no material long-lived assets or associated disposal group items to be classified as “held for sale” on the presented balance sheets.

NOTE S – SUBSEQUENT EVENTS

On July 9, 2008 W Power liquidated all of its forward positions in fixed price and floating price forward energy contracts dated after July 2008.  The liquidation mark-to-market expense was approximately $500 thousand.

On July 16, 2008, W Power entered into an asset purchase agreement with Green Mountain Energy Company (“Green Mountain”) whereby Green Mountain purchased all but a few of the retail electricity customer agreements of W Power.  This agreement was executed as part of the plan to discontinue the operations of W Power  (See Note R).

Under the terms of the agreement, the parties transferred the acquired residential and commercial customers to Green Mountain.  W Power’s few remaining customers are being transitioned to other retail providers.  At closing, W Power paid a mark-to-market payment to Green Mountain of $190,762 for the purpose of covering the expected excess energy-related costs that Green Mountain will incur to provide electricity service to certain fixed price customers for the term of those customer agreements.

ITEM 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes presented in Item 1 and the Company’s December 31, 2007 Form 10-KSB.

Overview

AMEN Properties, Inc. (the “Company”) is in the business of acquiring profitable, cash-generating businesses with proven track records and the ability to create sustained value.  The Company is a holding company and conducts its business through the following subsidiaries:

•	AMEN Delaware, LLC (“Delaware”) – real estate investments
•	AMEN Minerals, LLC (“Minerals”) – oil and gas royalties, other investments
•	W Power & Light, LLC (“W Power”) – retail electricity provider in the State of Texas
•	Priority Power Management, LLC. (“Priority Power”) – energy management, consulting and aggregation

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

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of billed and unbilled customer retail electricity usage flowed for a given period and billed and unbilled customer management fees based on electricity usage flowed for a given period.  The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income.  The Company estimated the allowance for doubtful accounts related to W Power’s billed account receivables to be approximately 0.2% percent of W Power’s retail electricity billed revenue for the period ended June 30, 2008.  Due to the limited historical data, the Company regularly reviews the accounts receivable and accordingly makes adjustments in estimating the allowance for doubtful accounts. At June 30, 2008, W Power had a total allowance for doubtful accounts of $27 thousand. Priority Power’s trade accounts receivable arise from aggregation fees and other management services.  An allowance for uncollectible accounts receivable is provided for amounts not expected to be collectible. As of June 30, 2008 the Company considers Priority Power’s accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

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

Results of Operations

Overview

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from Continuing Operations	$339,961	$304,677	$1,218,282	$425,389

Per Share Income from Continuing Operations	0.09	0.13	0.32	0.19

Income (Loss) from Discontinued Operations	(1,317,233)	203,754	(1,218,463)	591,965

Per Share Income (Loss) from Discontinued Ops	(0.35)	0.09	(0.32)	0.26

Net Income (Loss)	(977,272)	508,431	(181)	1,017,354

Per Share Net Income (Loss)	(0.26)	0.22	0.00	0.44

2Q08 vs. 2Q07

•
The change in 2nd quarter earnings from continuing operations from 2007 to 2008 was caused primarily by increased investment income from the Company’s investment in the SFF Group offset by a decrease in Priority Power’s income as discussed below.

•
Priority Power generated approximately $196 thousand in income for the quarter ended June 30, 2008 as compared to approximately $623 thousand for the same quarter in 2007. The reduction in income is primarily attributable to increased payroll expenses resulting from the addition of sales people.

•
W Power incurred a loss of approximately $1.3 million for the quarter ended June 30, 2008 as compared to income of approximately $204 thousand for the same quarter in 2007. The sharp decrease in earnings at W Power was caused primarily by an $800 thousand charge related to the discontinuation of retail electric operations and adjustments in line loss estimates. (See Note R).

In the second quarter of 2008 W Power and Light experienced a significant adverse impact from price escalation in wholesale electricity and natural gas prices. Management determined that the escalation is likely to continue throughout the coming months. Additionally, the Company recognized significant changes in the ERCOT electricity spot market driven both by high natural gas prices and a fundamental shift in energy and capacity availability across Texas.

After noting these structural market changes, and assessing their impact on W Power’s retail electricity business unit, management presented a plan to the Board of Directors to discontinue all retail electricity power operations. Recognizing the significant opportunities for business development, acquisitions, and growth in other areas of the Corporation, in addition to the large capital requirements to grow REP operations, the Board of Directors approved the plan to discontinue operations on June 25. The estimated expenses of winding down retail energy operations led to an $800 thousand charge in the current quarter.

Revenues

•
The Company’s consolidated revenues, after reclassifying W Power to discontinued operations, were approximately $967 thousand for the quarter ended June 30, 2008, compared to $999 thousand for the same quarter in 2007.   This slight reduction in revenue was caused by the loss of one of Priority Power’s large customers.

Operating Expenses

•
Total operating expenses for the quarter ended June 30, 2008 and 2007 were $1.0 million and $725 thousand, respectively; this increase was primarily attributable to growth in general & administrative expenses as described below.

•
For the quarter ended June 30, 2008 general and administrative costs increased approximately $300 thousand versus the same quarter in 2007.  This increase is primarily associated with growth in the Priority Power sales force.

Other (expense) income

For the quarter ended June 30, 2008 as compared to the same quarter in 2007 the Company experienced an increase of approximately $360 thousand in other income.  This increase was caused by the following factors:

•	Earnings from the Company’s investment in the SFF Group of approximately $567 thousand.
•	An increase of approximately $122 thousand in interest expense, primarily related to acquisition related debt.

1H08 vs. 1H07

•
The change in earnings from continuing operations from 2007 to 2008 was caused primarily by earnings from the Company’s investment in the SFF Group as well as recognition in 2008 of a $535 thousand gain from the final distribution paid to the Company as a unit-holder in the Santa Fe Energy Trust.

•
Priority Power generated approximately $904 thousand in net income for the six months ended June 30, 2008 as compared to a net income of approximately $1 million for the six months ended June 30, 2007. The reduction in income is primarily attributable to increased payroll expenses resulting from the addition of sales people.

•
W Power incurred a loss of approximately $1.19 million for the six months ended June 30, 2008 as compared to net income of approximately $705 thousand for the six months ended June 30, 2007. The sharp decrease in earnings at W Power was caused primarily by an $800 thousand charge related to the discontinuation of retail electric operations and adjustments in line loss estimates. (See Note R).

Revenues

•
The Company’s consolidated revenues, after reclassifying W Power to discontinued operations, were approximately $2.4 million for the six months ended June 30, 2008, compared to $1.8 million for the six months ended June, 2007. This change is primarily due to an increase in aggregation fee revenue and $300 thousand earned as part of a power plant development contract recognized in the first quarter.

Operating Expenses

•
Total operating expenses for the six months ended June 30, 2008 and 2007 were $2.1 million and $1.4 million, respectively; this increase was primarily attributable to growth in general & administrative expenses as described below.

•
For the six months ended June 30, 2008 general and administrative costs increased approximately $600 thousand versus the six months ended June 30, 2007.  This increase is primarily associated with growth in the Priority Power sales force and corporate governance costs such as Sarbanes Oxley compliance.

Other (expense) income

For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 the Company experienced an increase of approximately $993 thousand in other income.  This increase was caused by the following factors:

•	The final distribution made to the Company as a unit-holder in the Santa Fe Energy Trust, which resulted in a gain of approximately $535 thousand.
•	Earnings from the Company’s investment in the SFF Group of approximately $846 thousand.
•	The Company also had an increase of approximately $277 thousand in interest expense, primarily related to acquisition related debt.

Book Value per Share

The primary metric that the Company’s management uses when making operating and investment decisions is Book Value per Share (“BVPS”).  BVPS is calculated as Total Shareholder Equity divided by the Fully Diluted Number of Shares Outstanding as of the measurement date.  Management’s belief is that if the Company consistently delivers increases in BVPS, it will maximize value to the shareholder over the long term.  As of June 30, 2008 the Company’s BVPS is $3.93 compared to $2.59 at June 30, 2007.

Analysis of Cash Flows

Operating Activities

During the first half of 2008, net cash provided by operating activities was approximately $316 thousand.  This was driven by a number of factors:

-
A decrease of $432 thousand in accounts receivable and other receivables, due to a decrease in unbilled power at W Power, a decrease in retail electric billing, a write down of W Power receivable accounts, and increased collections at Priority Power.

-	Earnings of $846 thousand from the Company’s investment in SFF Group.

The Company does not expect its investment in SFF Group to generate significant accounting income due to the depletion expense that will be incurred; however, regular cash distributions are expected as discussed in the Investing Activities section below.

Investing Activities

For the first half of 2008, the net cash provided by investing activities was approximately $5.3 million.  This was driven by two primary activities:

-	Liquidation of the Company’s available-for-sale securities related to units held in the Santa Fe Energy Trust.
-	Distributions totaling $1.367 million from the SFF Group.

Based on current commodity prices and production volumes, the Company expects to receive regular cash distributions from SFF Group of approximately $500 – 800 thousand per quarter.

Financing Activities

Net cash used in financing activities for the first half of 2008 was approximately $3.6 million.  This is primarily related to repayment of notes for the purchase of Priority Power (the “NEMA” notes – See Note L) and stub financing related to the purchase of an interest in the SFF Group (See Note Q).

Currently, the Company has a net operating tax loss (“NOL”) carry forward in excess of $28 million.  This NOL is mainly related to the Company’s operations prior to the Company presenting the 2002 business plan to shareholders.  The Company believes that the utilization, without limitation, of the Company’s NOL will be determined by the ability of management to limit the issue of new equity due to IRC Section 382 restrictions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Item 6, “Management’s Discussion and Analysis or Plan of Operation” of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, contains a detailed discussion of our risk factors under the subheading “Risk Factors”. There are no material changes in our risk factors as previously described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 4T. Controls and Procedures

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

The Company documents its assessment of internal controls over financial reporting to allow for internal review and to facilitate evaluation of the adequacy of management's documentation. The documentation includes the following:

•	The design of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements;
•	Information about how significant transactions are initiated, authorized, recorded, processed, and reported;
•	Sufficient information about the flow of transactions to identify the points at which material misstatements due to error of fraud could occur;
•	Controls designed to prevent or detect fraud, including who performs the controls and the related segregation of duties;
•	Controls over the period-end financial reporting process;
•	Controls over the safeguarding of assets; and
•	The results of management's testing and evaluation.

The Company's management believes it maintains an adequate and effective system of controls over financial reporting.

There have not been any changes in the Company’s disclosure controls and procedures during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures over financial reporting.

The Company’s annual report for December 31, 2007 did not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in its annual report.

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

AMEN Properties, Inc.
August 14, 2008	By: /s/ Jon Morgan Jon Morgan, Chief Executive Officer
August 14, 2008	By: /s/ Kris Oliver Kris Oliver, Chief Financial Officer and Secretary