Form 10-Q
period 2008-09-30
AMEN PROPERTIES INC
filed 2008-11-14
CIK 1037599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                For the Quarterly Period Ended September 30, 2008

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

                         303 W. Wall Street, Suite 2300
                                Midland, TX 79701
          -------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (432-684-3821)
          -------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


          -------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, and non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer | |                          Accelerated Filer | |
Non-accelerated filer | | (Do not check if a smaller reporting company) Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes | |  No |X|

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes | | No | |

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
Common Stock, $ .01 Par Value: 3,777,655 shares outstanding as of November 14, 2008.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at September 30, 2008 (Unaudited) and
         December 31, 2007 (Audited)                                          1

         Consolidated Statements of Operations and Comprehensive Income --
         for the three and nine months ended September 30, 2008 and 2007
         (Unaudited)                                                          3

         Consolidated Statements of Cash Flows-- for the nine months ended
         September 30, 2008 and 2007 (Unaudited)                              5

         Notes to Consolidated Financial Statements (Unaudited)               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          32

Item 4T. Controls and Procedures                                             32

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         33

Item 3   Defaults Upon Senior Securities                                     33

Item 4   Submission of Matters to a Vote of Security Holders                 33

Item 5   Other Information                                                   33

Item 6   Exhibits                                                            33

Signatures                                                                   36

Exhibits

     11.  Computation of Earnings Per Share
     31.1 Certification of Chief Executive Officer.
     31.2 Certification of Chief Financial Officer.
     32.1 Certification of Chief Executive Officer Pursuant to 18 USC ss. 1350.
     32.2 Certification of Chief Financial Officer Pursuant to 18 USC ss. 1350.

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   September 30,    December 31,
                                                       2008             2007
                                                   -------------   -------------
                                                    (Unaudited)      (Audited)
CURRENT ASSETS
  Cash and Cash Equivalents                        $  3,102,700    $  1,520,852
  Accounts Receivable, net of allowance of
   $103,538 and $17,232 at September 30, 2008 and
   December 31, 2007, respectively                      500,468       1,808,946
  Current Available-for-Sale Securities                 386,489       3,680,550
  Restricted Cash Equivalents                           537,000              --
  Other Current Assets                                  121,987         231,260
                                                   -------------   -------------
    Total Current Assets                              4,648,644       7,241,608

RESTRICTED CASH EQUIVALENTS                                  --       2,197,000

PROPERTY AND EQUIPMENT                                  117,719         177,771

OIL AND GAS INVESTMENTS IN SFF GROUP                  8,842,781      10,022,389

OIL AND GAS INVESTMENT IN YARBOROUGH ALLEN FIELD      1,681,000              --

INVESTMENT IN REAL ESTATE                             2,357,182       2,311,443

OIL AND GAS ROYALTY INTERESTS                           124,478         126,528

LONG-TERM INVESTMENTS                                    62,350          62,350

OTHER ASSETS
  Goodwill                                            2,916,085       2,916,085
  Deferred Costs                                          6,000           6,000
  Deposits and Other Assets                             406,317         500,856
                                                   -------------   -------------
    Total Other Assets                                3,328,402       3,422,941
                                                   -------------   -------------

        TOTAL ASSETS                               $ 21,162,556    $ 25,562,030
                                                  ==============   =============


 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,    December 31,
                                                       2008             2007
                                                   -------------   -------------
                                                    (Unaudited)      (Audited)

CURRENT LIABILITIES
  Accounts Payable                                 $    182,883    $    796,540
  Accrued Liabilities                                   273,549         718,991
  Deferred Revenue                                       65,744          26,519
  Income and Franchise Taxes Payable                     59,006          32,656
  Short-Term Obligations                              1,632,559         698,593
  Short-Term Related-Party Obligations                1,076,441       5,510,407
  Current Portion of Long-Term Obligations              122,213         115,375
  Current Portion of Related-Party Obligations          387,313         375,286
                                                   -------------   -------------
    Total Current Liabilities                         3,799,708       8,274,367

OTHER LIABILITIES
  Long-Term Obligations, less current portion
    Financial Institutions and Other Creditors          638,012         730,545
    Related-Party Obligations                         1,585,979       1,893,540
                                                   -------------   -------------
    Total Other Liabilities                           2,223,991       2,624,085


COMMITMENTS and CONTINGENCIES                                --              --

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value; 5,000,000
   shares authorized 429,100 Series "D" shares
   issued and outstanding                                   429             429
  Common Stock, $.01 par value; 20,000,000 shares
   authorized; 3,777,655 and 3,716,182 shares
   issued and outstanding at September 30, 2008
   and December 31, 2007, respectively                   37,777          37,162
  Additional Paid-in Capital                         49,875,583      49,445,241
  Accumulated Deficit                               (34,791,294)    (35,062,245)
  Accumulated Other Comprehensive Income                 16,362         242,991
                                                   -------------   -------------
      Total Stockholders' Equity                     15,138,857      14,663,578
                                                   -------------   -------------


       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 21,162,556    $ 25,562,030
                                                  ==============   =============


 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                           For the Three Months             For the Nine Months
                                            Ended September 30,             Ended September 30,
                                        --------------------------     ----------------------------
                                            2008          2007              2008           2007
                                        ------------  ------------     -------------   ------------
OPERATING REVENUE
 Energy Management Fees                 $ 1,146,305   $ 1,168,635      $  3,532,763   $  2,947,097
                                        ------------  ------------     -------------   ------------
  Total Operating Revenue                 1,146,305     1,168,635         3,532,763      2,947,097
                                        ------------  ------------     -------------   ------------

OPERATING EXPENSE
 Cost of Goods and Services                 129,116       237,269           450,188        459,820
 General and Administrative                 942,682       586,699         2,562,655      1,630,152
 Depreciation, Amortization and
  Depletion                                  39,570        33,605           132,353         54,374
 Corporate Tithing                               --        36,186           112,397        157,569
                                        ------------  ------------     -------------   ------------
  Total Operating Expenses                1,111,368       893,759         3,257,593      2,301,915
                                        ------------  ------------     -------------   ------------
INCOME FROM OPERATIONS                       34,937       274,876           275,170        645,182
                                        ------------  ------------     -------------   ------------

OTHER INCOME (EXPENSE)
 Interest Income                              3,428        79,316             7,546        155,934
 Interest Expense                           (92,759)      (85,126)         (311,368)      (208,740)
 Gain on Sale of Investments                 18,063            --           552,794             --
 Income from Real Estate Investment          25,156         8,908            45,739         81,627
 Income from SFF Group Investment           574,243            --         1,420,390             --
 Yarborough Allen Field Income               36,534            --            36,534             --
 Other Income                                19,485        17,860            62,323         46,320
                                        ------------  ------------     -------------   ------------
  Total Other Income                        584,150        20,958         1,813,958         75,141
                                        ------------  ------------     -------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTEREST         619,087       295,834         2,089,128        720,323

INCOME TAXES                                 (5,000)           --           (74,392)            --
MINORITY INTEREST                                --            --                --            900
                                        ------------  ------------     -------------   ------------

INCOME FROM CONTINUING OPERATIONS           614,087       295,834         2,014,736        721,223

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS                                (251,769)      (17,856)       (1,470,232)       574,109
                                        ------------  ------------     -------------   ------------

NET INCOME                                  362,318       277,978           544,504      1,295,332
                                        ------------  ------------     -------------   ------------

PREFERRED STOCK DIVIDENDS                   (91,183)           --          (273,551)            --

    NET INCOME APPLICABLE TO COMMON
     SHAREHOLDERS                       $   271,135   $   277,978      $    270,953    $ 1,295,332
                                        ============  ============     =============   ============

Income from Continuing Operations per
 Common Share (Basic)                   $      0.16   $      0.11      $       0.56   $       0.29
                                        ============  ============     =============   ============

Income from Continuing Operations per
 Common Share (Diluted)                 $      0.16   $      0.08      $       0.55   $       0.20
                                        ============  ============     =============   ============

                     AMEN Properties, Inc. and Subsidiaries
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                           For the Three Months             For the Nine Months
                                            Ended September 30,             Ended September 30,
                                        --------------------------     ----------------------------
                                            2008          2007              2008           2007
                                        ------------  ------------     -------------   ------------
Income (Loss) from Discontinued
 Operations per Common Share (Basic)    $     (0.07)  $     (0.01)     $      (0.39)   $      0.23
                                        ============  ============     =============   ============

Income (Loss) from Discontinued
 Operations per Common Share (Diluted)  $     (0.07)  $      0.00      $      (0.38)   $      0.16
                                        ============  ============     =============   ============

Net Income per Common Share (Basic)     $      0.09   $      0.10      $       0.17    $      0.52
                                        ============  ============     =============   ============

Net Income per Common Share (Diluted)   $      0.09   $      0.08      $       0.14    $      0.36
                                        ============  ============     =============   ============

Weighted Average Number of Common Shares
 Outstanding - Basic                      3,773,326     2,755,031         3,751,858      2,447,104
Weighted Average Number of Common Shares
 Outstanding - Diluted                    3,847,982     3,708,932         3,828,356      3,692,820

OTHER COMPREHENSIVE INCOME
 Net Income                             $   271,135   $   277,978      $    270,953    $ 1,295,332
 Unrealized Gain (Loss) on Investment        16,362       (56,176)           16,362        (57,474)
                                        ------------  ------------     -------------   ------------
  Comprehensive Income                  $   287,497   $   221,802      $    287,315    $ 1,237,858
                                        ============  ============     =============   ============

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                        2008           2007
                                                    -------------  -------------
Cash Flows From Operating Activities
 Income From Continuing Operations:                 $  2,014,736   $    721,223
 Adjustments to Reconcile Income From Continuing
  Operations to Net Cash Provided By Continuing
  Operations Depreciation, Amortization and
  Depletion                                              132,353         54,374
  Gain on Sale of Investments                           (552,794)            --
  Equity Income from Real Estate Investment              (45,739)       (81,627)
  Equity Income from SFF Group Investment             (1,420,390)            --
  Minority Interest                                           --           (900)
 Changes in Operating Assets and Liabilities
  Accounts Receivable                                    199,714       (117,704)
  Other Receivables                                       20,400           (179)
  Other Assets                                            18,968         16,703
  Accounts Payable                                       (58,134)        82,081
  Accrued and Other Liabilities                           61,299        115,293
  Deferred Revenue                                        39,225         33,774
                                                    -------------  -------------

    Net Cash Provided By Continuing Operations           409,638        823,038

Cash Flows From Discontinued Operations:
    Cash Flows (Used By) Provided By Discontinued
     Operating Activities                             (1,001,749)       385,585
                                                    -------------  -------------
    Net Cash (Used By) Provided By Operating
     Activities                                         (592,111)     1,208,623
                                                    -------------  -------------

Cash Flows From Investing Activities
 Decrease in Restricted Cash Equivalents               1,660,000             --
 Purchases of Property and Equipment                     (33,128)       (55,860)
 Purchases of Property and Equipment for
  Discontinued Operations                                     --        (27,154)
 Impairment of Discontinued Assets                        32,939             --
 Proceeds from Liquidation of Santa Fe Energy Trust
  Investment                                           3,972,290             --
 Purchase of Investments                                (352,064)    (2,186,354)
 Purchase of Yarborough Allen Field Assets            (1,681,000)            --
 Investment in Real Estate                                    --       (478,491)
 Net Cash Used in Acquisition of Codgill
  Enterprises, Inc.                                           --         (6,000)
 SFF Group Distributions                               2,599,998             --
                                                    -------------  -------------

    Net Cash Provided By (Used In) Investing
     Activities                                        6,199,035     (2,753,859)
                                                    -------------  -------------

Cash Flows From Financing Activities
 Repayments of Notes Payable                          (3,881,229)      (353,371)
 Net Proceeds from Exercise of Stock Options              54,700             --
 Net Proceeds from Exercise of Warrants                   75,004         37,500
 Payment of Preferred Dividends                         (273,551)            --
                                                    -------------  -------------
    Net Cash (Used In) Financing Activities           (4,025,076)      (315,871)
                                                    -------------  -------------

Net Increase (Decrease) in Cash and Cash Equivalents   1,581,848     (1,861,107)

Cash and Cash Equivalents at Beginning of Period       1,520,852      4,457,208
                                                    -------------  -------------
Cash and Cash Equivalents at End of Period          $  3,102,700   $  2,596,101
                                                    =============  =============

Cash Paid During Period for:
 Interest                                           $    344,024   $    184,639

                                                        2008           2007
                                                    -------------  -------------
Non-Cash Investing and Financing Activities:
 Unrealized Gain (Loss) on Marketable Securities        (226,629)       (57,474)
 Stock Issued for Compensation                           301,251        (71,336)
 Long Term Investment Financed with Margin Account            --      1,251,205
 Acquisition of Cogdill Enterprises and Assumption
  of Note Payable                                             --        456,740
 Acquisition of Cogdill Enterprises and Associated
  Contract Rights                                             --       (456,740)

 The accompanying summary of accounting policies and footnotes are an integral part of these consolidated financial statements.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)



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

     Company Organization

     In initiating the 2002 business plan the Company, in October 2002, formed the following entities:

          o NEMA Properties LLC, ("NEMA") a Nevada limited liability company 100% owned by AMEN
          o AMEN Delaware LP, (the "Delaware Partnership") a Delaware limited partnership owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner
          o AMEN Minerals LP, (the "Minerals Partnership") a Delaware limited partnership, owned 99% by NEMA as the sole limited partner and 1% by AMEN, as the sole general partner.

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

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

     5.   Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, investments, accounts receivable, notes receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $2,842,835 as of September 30, 2008. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2008.

     6.   Accounts Receivable

     Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for doubtful accounts.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     W Power's unbilled revenue is accrued based on the estimated amount of unbilled power delivered to customers using the average customer billing rates. Unbilled revenue also includes accruals for estimated Transmission and Distribution Service Provider ("TDSP") charges and monthly service charges applicable to the estimated usage for the period. As of September 30, 2008, W Power no longer has any unbilled revenue. W Power's allowance for doubtful accounts at September 30, 2008 was $103,538. This amount is equal to the entire receivable balance. Management believes further collections from W Power customers are unlikely given the age of the accounts and the Company's exit from the retail electric business.

     Priority Power trade accounts receivable arise from aggregation fees and other management services. An allowance for doubtful accounts is provided, when considered necessary by management, for estimated amounts not expected to be collectible. No allowance was provided or deemed necessary at September 30, 2008.

     At September 30, 2008 accounts receivable consisted of the following:

          Billed Aggregation fees                             $ 372,414
          Unbilled Aggregation fees                             127,898
          Other receivables                                         156
                                                              ----------
          Accounts receivable, net                            $ 500,468
                                                              ==========

     7.   Other Current Assets

     The Company had a relationship with a reseller that marketed W Power's services on a pre-pay basis. During the third quarter 2007, the reseller's receivable balance grew to $300 thousand due to cash flow issues caused by billing issues and customer turnover. The Company previously collateralized a portion of this receivable balance and increased the allowance for doubtful accounts by $233 thousand specifically for this account. At June 30, 2008 management determined that the likelihood of collecting the balance was remote and wrote off the entire remaining balance. In addition, the Company expensed outstanding TDSP obligations the Company paid on behalf of the reseller.

     At September 30, 2008, Other Current Assets consisted of the following:

          Yarborough Allen Field related receivables          $ 105,534
          Miscellaneous current assets and receivables           16,453
                                                              ----------
          Other Current Assets, net                           $ 121,987
                                                              ==========

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

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

     The Company's investment in real estate and the SFF Group (see Note Q) is recorded at cost, adjusted for its equity share of earnings, using the equity method of accounting, and cash contributions and distributions.

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

     13.  Income and Franchise Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2008, no federal income tax expense has been incurred due to the utilization of the Company's net operating losses.

     On May 18, 2006, the Texas Governor signed into law a new Texas Margin Tax, which restructured the state business tax by replacing the taxable capital and earned surplus components of the tax with a new taxable margin component. The new franchise tax is effective for returns due on or after January 1, 2008. The Texas franchise tax is imposed on taxable entities chartered, organized, or doing business in Texas. While the State of Texas does not classify the tax as a tax on income, the tax is considered an income tax for purposes of SFAS No. 109 because the tax is based on a measure of income. Texas franchise tax expense for the nine months ended September 30, 2008 and 2007 was estimated to be approximately $59 thousand and $0, respectively.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

     17.  Contingently Convertible Securities

     On August 31, 2007, the Company converted all then outstanding classes of its Preferred Stock into 1,349,764 shares of the Company's Common Stock as shown in the following table:

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

     19.  Advertising Expense

     All advertising costs are expensed when incurred. Advertising expenses for the nine months ended September 30, 2008 and 2007 were approximately $11 thousand and $3 thousand, respectively.

     20.  Income (Loss) Per Share

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     Management does not believe the new pronouncements will have a material impact on its financial statements.

     23.  Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the September 30, 2008 presentation.

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

NOTE C - CONCENTRATIONS OF CREDIT RISK

     The Company maintains cash balances at four financial institutions, which at times may exceed federally insured limits. The Company had approximately $3.5 million of uninsured cash and cash equivalents at September 30, 2008. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risks on such accounts.

     W Power and Priority Power's revenues are derived principally from uncollateralized customer electricity billings. The concentration of credit risk in a limited number of industries affects its overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

NOTE D - RESTRICTED CASH EQUIVALENTS

     On October 18, 2005, the Company entered into a continuing agreement for commercial and standby letters of credit (the "Letters of Credit") with JPMorgan Chase Bank, N.A., Houston, Texas, ("Chase"). Under the agreement Chase may, but is not obligated to, issue one or more standby or commercial letters of credit on behalf of W Power. The Letters of Credit are generally required in the normal course of business operations to support the Company's obligations to collateralize certain obligations to electric power providers, TDSPs, and ERCOT. Currently the Letters of Credit bear an interest rate of seven-tenths of one percent (0.70%) payable quarterly in advance. In order to support the Letters of Credit, the Company, Chase and JP Morgan Securities Inc. ("JPMorgan") maintain a tri-party control agreement that creates a security interest in favor of Chase in a certain Money Market Fund the Company maintains with JPMorgan. The Company had deposits with JPMC totaling $537,000 collateralizing outstanding Letters of Credit at September 30, 2008.

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consisted of the following at September 30, 2008:

       Furniture, fixtures and equipment                           $  365,390
       Less:  accumulated depreciation                               (247,671)
                                                                   -----------

                                                                   $  117,719
                                                                   ===========

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     Depreciation expense for the nine months ended September 30, 2008 and 2007 was approximately $132 thousand and $54 thousand, respectively.


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

     The Company's Investment in real estate consisted of the following at September 30, 2008:

       Real estate investment                                     $ 2,311,443
       Equity earnings                                                 45,739
                                                                  ------------

                                                                  $ 2,357,182
                                                                  ============

     A portion of the Company's real estate investment and equity earnings results for 2008 are based on the results of HPG Acquisition, LLC and its subsidiaries. HPG Acquisition, LLC reported the following consolidated financial information at September 30, 2008:

       Total Assets                                              $ 16,967,708
       Total Liabilities                                              758,006
       Net Income (for the nine months ended September 30, 2008)      355,255

NOTE G - ROYALTY INTERESTS

     The Company, through its wholly-owned subsidiary Amen Minerals, LLC, currently directly owns two separate oil and gas royalty interests, one in the state of Texas and one in the state of Oklahoma. The total consideration paid by the Company for the royalty interests was $162,854. Under accounting principles generally accepted in the United States of America, revenues and expenses are recognized on an accrual basis. Royalty income is generally received one to two months following the month of production and the Company uses estimates to accrue royalty income for the quarter ended September 30, 2008 and 2007.

     Depletion expense was approximately $2 thousand for the nine months ended September 30, 2008 and 2007. Accumulated depletion was $38 thousand and $35 thousand, respectively.

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

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     The Company recognized the following gains from the liquidation of these assets:

       Santa Fe Energy Trust Units, at cost                       $   659,259
       Cash proceeds from Trust distribution                        1,189,823
                                                                  ------------
         Gain on liquidation of Santa Fe Energy Trust units           530,564
                                                                  ------------

       U.S. Treasury Bonds, at cost                                 2,778,300
       Cash proceeds from sale of assets                            2,782,467
                                                                  ------------
         Gain on liquidation of U.S. Treasury Bonds                     4,167
                                                                  ------------

           Total gain on liquidation of Santa Fe Trust Investment $   534,731
                                                                  ============
NOTE I - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at September 30, 2008:

       Accrued sales tax                                          $    35,294
       Accrued corporate tithing                                       83,447
       Accrued officer bonuses                                         28,491
       W Power shutdown costs (See Note R)                            100,534
       Other liabilities                                               25,783
                                                                  ------------

                                                                  $   273,549
                                                                  ============

NOTE J - INCOME TAXES

     There was no federal income tax expense or benefit to report for the nine months ended September 30, 2008 and 2007. As of September 30, 2008, the Company has net operating loss carry-forwards totaling approximately $28 million for federal income tax purposes expiring in 2012 through 2027.

     On May 18, 2006, the Texas Governor signed into law a new Texas Franchise Tax, which restructured the state business tax by replacing the taxable capital and earned surplus components of the tax with a new taxable margin component. The new franchise tax is effective for returns due on or after January 1, 2008. While the State of Texas does not classify the tax as a tax on income, the tax is considered an income tax for purposes of FASB Statement No. 109, Accounting for Income Taxes, because the tax is based on a measure of income. The Company's franchise tax liability at September 30, 2008 and 2007 was approximately $59 thousand and $0, respectively.

NOTE K - OPERATING SEGMENTS

     The Company's business activities are mainly comprised of two reportable segments: energy management and real estate operations.

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

     Each segment's accounting policies are the same as those described in the summary of significant accounting policies and the following tables reflect totals for the quarters ended September 30, 2008 and 2007, respectively.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     Three Months Ended September 30, 2008:
     --------------------------------------

                                                                                   Inter-
                                       Energy                                      Company
                      Real Estate    Management     Other and     Discontinued   Transaction    Consolidated
                       Operations      Services     Corporate      Operations   Eliminations       Total
                      ------------  ------------  -------------  -------------  -------------  -------------
Revenues from
 external customers   $        --   $ 1,146,305   $         --   $    567,762   $         --   $  1,714,067
                      ============  ============  =============  =============  =============  =============
Revenues from other
 operating segments   $        --   $     1,660   $         --   $         --   $     (1,660)  $         --
                      ============  ============  =============  =============  =============  =============
Depreciation,
 amortization and
 depletion            $        --   $    35,338   $      4,232   $      4,261   $         --   $     48,331
                      ============  ============  =============  =============  =============  =============
 Interest expense     $        --   $     2,549   $     90,210   $      3,838   $         --   $     96,597
                      ============  ============  =============  =============  =============  =============
Segment net income
 (loss)               $    19,968   $   290,202   $    184,162   $   (251,769)  $     28,572   $    271,135
                      ============  ============  =============  =============  =============  =============
  Segment assets      $ 2,383,182   $ 1,431,016   $ 20,697,300   $    872,142   $ (4,221,084)  $ 21,162,556
                      ============  ============  =============  =============  =============  =============
     Goodwill         $        --   $        --      2,916,085             --   $         --   $  2,916,085
                      ============  ============  =============  =============  =============  =============
 Expenditures for
   segment assets     $        --   $     8,174   $  1,684,741   $         --   $         --   $  1,692,915
                      ============  ============  =============  =============  =============  =============


     Nine Months Ended September 30, 2008:
     -------------------------------------
                                                                                   Inter-
                                       Energy                                      Company
                      Real Estate    Management     Other and     Discontinued   Transaction    Consolidated
                       Operations      Services     Corporate      Operations   Eliminations       Total
                      ------------  ------------  -------------  -------------  -------------  -------------
Revenues from
 external customers   $        --   $ 3,532,763   $         --   $  6,032,226   $         --   $  9,564,989
                      ============  ============  =============  =============  =============  =============
Revenues from other
 operating segments   $        --   $     5,065   $         --   $         --   $     (5,065)  $         --
                      ============  ============  =============  =============  =============  =============
Depreciation,
 amortization and
 depletion            $        --   $   119,089   $     13,264   $     18,046   $         --   $    150,399
                      ============  ============  =============  =============  =============  =============
 Interest expense     $        --   $     8,688   $    302,681   $     11,779   $         --   $    323,148
                      ============  ============  =============  =============  =============  =============
Segment net income
 (loss)               $    21,841   $ 1,191,756   $    422,406   $ (1,470,232)  $     98,182   $    270,953
                      ============  ============  =============  =============  =============  =============
  Segment assets      $ 2,383,182   $ 1,431,016   $ 20,697,300   $    872,142   $ (4,221,084)  $ 21,162,556
                      ============  ============  =============  =============  =============  =============
     Goodwill         $        --   $        --      2,916,085             --   $         --   $  2,916,085
                      ============  ============  =============  =============  =============  =============
 Expenditures for
  segment assets     $         --   $    26,550   $  1,688,071   $     32,423   $         --   $  1,747,044
                      ============  ============  =============  =============  =============  =============

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


     Three Months Ended September 30, 2007:
     --------------------------------------

                                                                                   Inter-
                                       Energy                                      Company
                      Real Estate    Management     Other and     Discontinued   Transaction    Consolidated
                       Operations      Services     Corporate      Operations   Eliminations       Total
                      ------------  ------------  -------------  -------------  -------------  -------------
Revenues from
 external customers   $        --   $ 1,168,635   $         --   $  3,221,691   $         --   $  4,390,326
                      ============  ============  =============  =============  =============  =============
Revenues from other
 operating segments   $        --   $     7,625   $         --   $         --   $     (7,265)  $         --
                      ============  ============  =============  =============  =============  =============
Depreciation,
 amortization and
 depletion            $        --   $    29,491   $      4,114   $      5,394   $         --   $     38,999
                      ============  ============  =============  =============  =============  =============
 Interest expense     $        --   $     1,310   $     83,816   $      3,924   $         --   $     89,050
                      ============  ============  =============  =============  =============  =============
Segment net income
 (loss)               $    14,762   $   596,407   $   (269,195)  $    (17,857)  $    (46,139)  $    277,978
                      ============  ============  =============  =============  =============  =============
  Segment assets      $ 2,368,304   $ 2,377,664   $  6,945,516   $  4,632,298   $     66,328   $ 16,390,110
                      ============  ============  =============  =============  =============  =============
     Goodwill         $        --   $        --      2,916,085             --   $         --   $  2,916,085
                      ============  ============  =============  =============  =============  =============
 Expenditures for
  segment assets      $        --   $     6,944   $    810,568   $      2,720   $         --   $    820,232
                      ============  ============  =============  =============  =============  =============


     Nine Months Ended September 30, 2007:
     -------------------------------------

                                                                                   Inter-
                                       Energy                                      Company
                      Real Estate    Management     Other and     Discontinued   Transaction    Consolidated
                       Operations      Services     Corporate      Operations   Eliminations       Total
                      ------------  ------------  -------------  -------------  -------------  -------------
Revenues from
 external customers   $             $ 2,947,097   $         --   $  8,268,703   $         --   $ 11,215,800
                      ============  ============  =============  =============  =============  =============
Revenues from other
 operating segments   $        --   $    20,925   $         --   $         --   $    (20,925)  $         --
                      ============  ============  =============  =============  =============  =============
Depreciation,
 amortization and
 depletion            $        --   $    42,221   $     12,153   $     14,145   $         --   $     68,519
                      ============  ============  =============  =============  =============  =============
 Interest expense     $        --   $     1,310   $    207,430   $     11,739   $         --   $    220,479
                      ============  ============  =============  =============  =============  =============
Segment net income
 (loss)               $    96,032   $ 1,622,154   $   (925,446)  $    574,058   $    (71,466)  $  1,295,332
                      ============  ============  =============  =============  =============  =============
  Segment assets      $ 2,368,304   $ 2,377,664   $  6,945,516   $  4,632,298   $     66,328   $ 16,390,110
                      ============  ============  =============  =============  =============  =============
     Goodwill         $        --   $        --      2,916,085             --   $         --   $  2,916,085
                      ============  ============  =============  =============  =============  =============
 Expenditures for
  segment assets      $        --   $     8,789   $  2,367,421   $     27,154   $         --   $  2,403,364
                      ============  ============  =============  =============  =============  =============

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

     PPM entered into an agreement effective August 31, 2007 to purchase 100% ownership interest in Cogdill Enterprises, Inc. As part of the agreement PPM is obligated to pay 95% of the total revenues actually received by PPM each month directly as a result of the contracts originated by Trenton Cogdill for and on behalf of the Company prior to August 31, 2007. The estimated net present value of the expected future obligation under the Cogdill agreement is classified as a long-term obligation, less the current portion (the "Cogdill Note").

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     Long-term obligations consisted of the following at September 30, 2008:

         NEMA Notes                                              $  2,447,734
         Cogdill Note                                                 285,783
                                                                 -------------
                                                                    2,733,517
         Less: Related Party Portion                               (1,585,979)
         Less: Current Portion                                       (509,526)
                                                                 -------------
                                                                 $    638,012
                                                                 =============

     Related party portion of long-term obligations consisted of the following at September 30, 2008:

         NEMA Notes                                              $  1,687,509
         Cogdill Note                                                 285,783
                                                                 -------------
                                                                    1,973,292
         Less: Current Portion                                       (387,313)
                                                                 -------------
                                                                 $  1,585,979
                                                                 =============

     Annual maturities of long-term obligations at September 30, 2008 are as follows:

         2008                                                    $    122,213
         2009                                                         131,963
         2010                                                         142,491
         2011                                                         153,859
         2012                                                         166,134
         2013 and thereafter                                           43,565
                                                                 -------------

                                                                 $    760,225
                                                                 =============

     Annual maturities of related party portion of long-term obligations at September 30, 2008 are as follows:

         2008                                                    $    387,313
         2009                                                         361,365
         2010                                                         368,788
         2011                                                         381,648
         2012                                                         377,474
         2013 and thereafter                                           96,704
                                                                 -------------

                                                                 $  1,973,292
                                                                 =============

NOTE M - RELATED PARTY TRANSACTIONS

     Conversion of Preferred Stock


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

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

     The following table reflects the portion of the Company's long-term debt payable to related parties as of September 30, 2008:

                                                                      Total
                                                                   -----------
        Eric Oliver,  Chairman of the Board                        $     9,337
        Jon M. Morgan , CEO                                            417,071
        Padraig Ennis, VP of Priority Power                             64,267
        John Bick, Managing Principal of Priority Power                166,518
        Trenton Cogdill, Priority Power                                169,750
        5% Shareholders                                                759,036
                                                                   ------------
        Total                                                      $ 1,585,979
                                                                   ============

     Issuance of Options

     During 2008, certain members of the Company's Board of Directors were issued stock options under the Company's 1998 Stock Option Plan (See Note
     O).

     Sale of Preferred D and Issuance of Warrants

     The Company issued Preferred D stock, promissory notes and warrants to finance its investment in SFF Royalty and SFF Production, as described in Note Q. Certain of the Company's Directors participated in this transaction as shown below:

                                                              # Warrants
                                                               Received
                       # Shares    Preferred D                  @$6.02
                      Preferred D    Purchase    Promissory     Strike
        Director       Purchased      Price      Note Amount     Price
     ---------------  -----------  ------------ ------------- ----------
     Eric Oliver          164,376  $ 1,643,760  $  1,037,741    172,382

     Bruce Edgington        6,130       61,300        38,700      6,429


     Stub Financing

     In order to secure the cash required for the Company's investment in SFF Royalty and SFF Production on December 17, 2007, stub financing was arranged via the execution of two promissory notes with SoftVest, LP, a related party, totaling $3.5 million. These notes were due and payable on December 31, 2007 and carry an annual interest rate of 8.5%. The balance was paid on March 13, 2008.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


NOTE N - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


NOTE O - STOCK OPTION PLAN

     Since the inception of the Company, various options have been granted by the Board of Directors to founders, directors, employees, consultants and ministry partners. In February 1997, the Company authorized 67,100 additional shares of common stock to underlie additional options reserved for key employees and for future compensation to members of the Board of Directors. The Board of Directors also adopted and the Stockholders approved, the 1997 Stock Option Plan ("1997 Plan"), which provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 514,484 shares of common stock, inclusive of the 67,100 shares mentioned above, and any and all options or warrants granted in prior years by the Company. As of September 30, 2008, all options available under the 1997 Plan have been granted: 75,079 options have been exercised, and 78,510 options are outstanding which are fully vested and range in price from $3.50 to $61.36.

     The 1998 Stock Option Plan ("1998 Plan") was approved by the Board of Directors in April 1998, with approved amendment in May 2000. The 1998 Plan gives the Company the authority to issue 300,000 options to purchase AMEN common stock. If any stock options granted under the 1998 Plan terminate, expire or are canceled, new stock options may thereafter be granted covering such shares. In addition, any shares purchased under the 1998 Plan subsequently repurchased by the Company, if management elects, pursuant to the terms hereof may again be granted under the 1998 Plan. The shares issued upon exercise of stock options under the 1998 Plan may, in whole or in part, be either authorized but unissued shares, or issued shares reacquired by the Company. As of September 30, 2008, 4,859 options have been exercised and 155,292 options are outstanding and are fully vested and range in price from $1.98 to $45.50.

     During the three months ended September 30, 2008 the Company issued 3,838 options to the following members of the Board of Directors as compensation for their service to the Company:

       -------------------------------------------------------------
                                                              Strike
          Director      Issuance Date    # Options Issued      Price
       -------------------------------------------------------------
       Bruce Edgington     9/30/08                    988      $8.00
       -------------------------------------------------------------
       Earl Gjelde         9/30/08                    988       8.00
       -------------------------------------------------------------
       Randy Nicholson     9/30/08                    875       8.00
       -------------------------------------------------------------
       Don Blake           9/30/08                    988       8.00
       -------------------------------------------------------------
       Total                                        3,838
       -------------------------------------------------------------

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

     The table below summarizes the stock option activity for the quarter ended September 30, 2008:

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)
                                                                 Weighted
            Options Outstanding         Options Outstanding   Average Price
       ------------------------------   -------------------   -------------

       Outstanding June 30, 2008                    229,964      $ 10.88

          Options exercised                               -            -

          Options forfeited                               -            -

            Options issued                            3,838         8.00
                                        -------------------   -------------

       Outstanding September 30, 2008               233,802     $  10.83
                                        ===================   =============

     At September 30, 2008 the 233,802 outstanding options are fully vested and exercisable. They range in price from $1.98 to $61.36 and have a weighted average contractual maturity of 4.8 years. The weighted average grant date fair value for equity options issued during the three months ended September 30, 2008 was $3.27 per share. Stock options issued after 2006 are expensed based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123. The total expensed for the three months ended September 30, 2008 was $12,564.

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

     Stock Issuances as Employee Compensation

     Pursuant to their employment agreements, certain of the Company's employees receive common stock as payment for bonuses or a portion of their salary. 11,828 shares of common stock were issued as employee compensation during the three months ended September 30, 2008.

     Issuance of Preferred D Stock

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

     Certain of the Company's Directors purchased Preferred D Stock as described in Note M.


NOTE Q - INVESTMENT IN SFF GROUP

     On December 17, 2007, the Company invested $7.6 million in SFF Royalty, LLC ("SFF Royalty") and $2.4 million in SFF Production ("SFF Production") in exchange for a one-third ownership interest in each entity. Also on December 17, 2007, SFF Royalty and SFF Production acquired the following properties from Santa Fe Energy Trust (the "Trust") and Devon Energy Production Company, LP ("Devon"):

                    Acquired from the Trust           Acquired from Devon
                -------------------------------  -------------------------------
 Acquiring                           Purchase                          Purchase       Total
   Entity          Description        Amount        Description         Amount       Purchase
   ------          -----------        ------        -----------         ------       --------
                   Net profits                   Royalty interests
                  interests in                   subject to Trust's
SFF Royalty     royalty interests                   net profits
                  owned by Devon   $ 21,077,688      interests       $ 2,254,662  $ 23,332,350


                   Net profits                   Working interests
                  interests in                   subject to Trust's
SFF Production  working interests                    net profits
                  owned by Devon      6,072,125       interests          649,531     6,721,656
                                   ------------                      -----------  ------------
Totals                             $ 27,149,813                      $ 2,904,193  $ 30,054,006
                                   ============                      ===========  ============

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

     Promissory Notes

     The Company also signed promissory notes with the recipients of the Preferred D totaling $2,709,000. Below is a summary of the significant characteristics of the promissory notes:

     o Due and payable on June 30, 2009.
     o Interest rate of Prime plus 1%. (6.00% at September 30, 2008).

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     The holders of the promissory notes were issued warrants to purchase a total of 450,000 shares of the Company's common stock at a strike price of $6.02 per share. These warrants expire on June 30, 2009 and the proceeds from their issuance will be used to retire the related promissory notes. No value has been assigned to these warrants as shareholder approval is required before the warrants can be exercised.

     Certain of the Company's Directors participated in this transaction and received shares of Preferred D stock, promissory notes and warrants, as described in Note M.

     Stub Financing

     In order to secure the cash required for the Company's investment in SFF Royalty and SFF Production on December 17, 2007, stub financing was arranged via the execution of two promissory notes with SoftVest, LP totaling $3.5 million. These notes were due and payable on December 31, 2007 and carry an annual interest rate of 8.5%. The balance was paid on March 13, 2008.

     As discussed in Note M, Mr. Eric Oliver, the Company's Chairman of the Board, is the Managing Partner of SoftVest, LP.

     The Company's Investment in SFF Group consisted of the following at September 30, 2008:

       Oil and Gas Investment in SFF Group                        $  10,000,000
       Equity earnings                                                1,442,780
       Distributions                                                 (2,599,999)
                                                                  --------------

                                                                  $   8,842,781
                                                                  ==============

     SFF Royalty reported the following consolidated financial information at September 30, 2008:

                                                                   SFF Royalty
                                                                  --------------

       Total Assets                                               $  18,226,264
       Total Liabilities                                                208,808

       Net Income (for the nine months ended September 30, 2008)        764,648

     SFF Production reported the following consolidated financial information at September 30, 2008:

                                                                  SFF Production
                                                                  --------------

       Total Assets                                               $   8,905,067
       Total Liabilities                                                394,186

       Net Income (for the nine months ended September 30, 2008)      3,496,522

NOTE R - DISCONTINUED OPERATIONS

     Businesses to be Disposed of Other than by Sale

     On June 25, 2008 the Company approved a plan to discontinue the operations of W Power. Management recommended this plan to the Board based on significant adverse changes in the business climate of the Texas retail electricity market. These conditions were exacerbated by the heightened volatility in commodity costs. The Company settled W Power's existing supply contracts and transferred its customers and their contracts to another retail electricity provider in the third quarter.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     As a result of this plan all retail electric provider ("REP") operations will be eliminated from the Company's ongoing operations and the Company will not have any significant continuing involvement in the REP business. Given the current conditions in the Texas retail power market the Company does not believe there is a market to sell W Power and, as such, does not have an active program to locate a buyer of the business. The Company will not dispose of W Power's assets or liabilities by sale. Subsequent to the end of the third quarter the Company submitted notice to the Public Utility Commission of Texas that W Power intends to relinquish its REP license.

     The Company believes it has accrued for all material costs related to the shutdown of W Power and has recorded an expense and liability for that amount. This expense was based on the Company's mark-to-market liquidation cost for its forward power contracts, retail power contracts, and other associated disposal costs. In addition, the company expensed an additional $400 thousand related to changes in estimated unbilled revenue as the result of an increase of 1% in W Power's allowance for line-loss. Line-loss is energy waste resulting from the transmission of electrical energy across power lines. These losses occur due to the conversion of electricity to heat and electromagnetic energy. A small amount of loss occurs even in the most efficiently engineered systems. The company also impaired substantially all of the remaining assets and all of the accounts receivable for W Power.

     In accordance with SFAS No. 144, the Company has included W Power in discontinued operations and recognized the loss associated with disposal in income (loss) from continuing operations.

     The following is a summary of historical financial information about W Power for the nine months ended September 30:

                                                          2008           2007
                                                      -------------  -----------

       Revenue                                        $  5,939,264    8,146,174
                                                      -------------  -----------
       Income (Loss) before income taxes                (1,450,017)     793,425
       Income taxes                                              -            -
                                                      -------------  -----------

         Income (Loss) from discontinued operations   $ (1,450,017)     793,425
                                                      =============  ===========

     No income tax benefit is provided as a result of the Company's net operating loss carry forward.

     In the third quarter the Company entered into agreements to liquidate its supply contacts and transfer its existing customer base. On July 9, 2008 W Power liquidated all of its forward positions in fixed price and floating price forward energy contracts dated after July 2008. The liquidation mark-to-market expense was approximately $500 thousand.

     On July 16, 2008, W Power entered into an asset purchase agreement with Green Mountain Energy Company ("Green Mountain") whereby Green Mountain purchased all but a few of the retail electricity customer agreements of W Power. This agreement was executed as part of the plan to discontinue the operations of W Power. The remainder of W Power's customers switched away or were transferred to another REP for a nominal cost.

     Under the terms of the agreement, the parties transferred the acquired residential and commercial customers to Green Mountain. W Power's few remaining customers are being transitioned to other retail providers. At closing, W Power paid a mark-to-market payment to Green Mountain of $190,762 for the purpose of covering the expected excess energy-related costs that Green Mountain will incur to provide electricity service to certain fixed price customers for the term of those customer agreements.

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     SFAS No. 144 requires the assets and liabilities of a disposal group classified as "held for sale" to be presented separately in the asset and liability sections of a Company's consolidated balance sheet. As the Company has not approved a plan to sell the W Power's assets and does not have an active program to locate a buyer of the business, the assets and liabilities of the segment are consolidated with the Company's other balances. The following summarizes the assets and liabilities associated with W Power at September 30, 2008:

                                                                  Assets
                                                               ------------
       Cash and Cash Equivalents                               $   289,171
       Restricted Cash Equivalents                                 537,000
       Other Current Assets                                          2,921
                                                               ------------
           Total Current Assets                                    829,092

       Deposits and Others Assets                                   43,050
                                                               ------------
           Total Non Current Assets                                 43,050

                 Total Assets                                  $   872,142
                                                              =============


                                                               Liabilities
                                                               ------------
       Accounts Payable                                        $    53,360
       Accrued Liabilities                                         135,829
                                                               ------------
           Total Current Liabilities                               189,189

                 Total Liabilities                             $   189,189
                                                              =============

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

     The following is a summary of historical financial information about ChooseEnergy.com for the nine months ended September 30:

                                                           2008        2007
                                                        ----------  -----------

       Revenue                                          $  92,962      122,528
                                                        ----------  -----------
       Loss before income taxes                           (20,215)    (219,316)
       Income taxes                                             -            -
                                                        ----------  -----------

           Loss from discontinued operations            $ (20,215)    (219,316)
                                                        ==========  ===========

                     AMEN Properties, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     No income tax benefit is provided as a result of the Company's net operating loss carry forward.

     SFAS No. 144 requires the assets and liabilities of a disposal group classified as "held for sale" to be presented separately in the asset and liability sections of a Company's consolidated balance sheet. ChooseEnergy.com has no material long-lived assets or associated disposal group items to be classified as "held for sale" on the presented balance sheets.

NOTE S - RESTATEMENT OF PREFERRED DIVIDEND

     In each quarter of 2008 to date the Company has paid a dividend of approximately $91 thousand to holders of Preferred Series D Stock. In the first two quarters of 2008 the Company erroneously recorded these dividend payments as interest expense. The following is a summary of the adjustment for the first two quarters of 2008.

                                              Three       Three        Six
                                              Months      Months      Months
                                              Ended       Ended       Ended
                                             3/31/08     6/30/08     6/30/08
                                           ----------- ----------- ------------
Income from continuing operations, as
 previously reported                       $  878,321  $  339,961  $ 1,218,282
Dividends reported as interest expense         91,184      91,184      182,368
                                           ----------- ----------- ------------
Income from continuing operations, as
 restated                                     969,505     431,145    1,400,650
                                           ----------- ----------- ------------

Net income (loss), as previously reported     977,091    (977,272)        (181)
Dividends reported as interest expense         91,184      91,184      182,368
                                           ----------- ----------- ------------
Net income (loss), as restated              1,068,275    (886,088)     182,187
                                           ----------- ----------- ------------

Preferred stock dividend, as restated         (91,184)    (91,184)    (182,368)
                                           ----------- ----------- ------------

Net income (loss) applicable to common
 shareholders, as restated                 $  977,091  $ (977,272) $      (181)
                                           =========== =========== ============

Earnings per Share:
Income from continuing operations per
 share (Basic), as previously reported     $     0.24  $     0.09  $      0.32
Adjustment for dividends reported as
 interest expense                                0.02        0.02         0.04
                                           ----------- ----------- ------------
Income from continuing operations per
 share (Basic), as adjusted                $     0.26  $     0.11  $      0.36
                                           =========== =========== ============

Income from continuing operations per
 share (Diluted), as previously reported   $     0.23  $     0.09  $      0.32
Adjustment for dividends reported as
 interest expense                                0.02        0.02         0.04
                                           ----------- ----------- ------------
Income from continuing operations per
 share (Diluted), as adjusted              $     0.25  $     0.11  $      0.36
                                           =========== =========== ============

Net income (loss) per share (Basic), as
 previously reported                       $     0.26  $    (0.26) $      0.00
Adjustment for dividends reported as
 interest expense                                0.02        0.02         0.04
                                           ----------- ----------- ------------
Net income (loss) per share (Basic), as
 adjusted                                  $     0.28  $    (0.24) $      0.04
                                           =========== =========== ============

Net income (loss) per share (Diluted), as
 previously reported                       $     0.26  $    (0.26) $      0.00
Adjustment for dividends reported as
 interest expense                                0.02        0.02         0.04
                                           ----------- ----------- ------------

                                           ----------- ----------- ------------
Net income (loss) per share (Diluted), as
adjusted                                   $     0.28  $    (0.24) $      0.04
                                           =========== =========== ============

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

Allowance for Doubtful Accounts

Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of billed and unbilled customer retail electricity usage flowed for a given period and billed and unbilled customer management fees based on electricity usage flowed for a given period. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our customers, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding our ability to collect accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in net income. The Company does not believe further collection on W Power's accounts is likely. As such, the allowance for doubtful accounts related to W Power's billed account receivables is equal to the entire outstanding receivable balance at September 30, 2008. Priority Power's trade accounts receivable arise from aggregation fees and other management services. An allowance for uncollectible accounts receivable is provided for amounts not expected to be collectible. As of September 30, 2008 the Company considers Priority Power's accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

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

Results of Operations

Overview
--------

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                              ----------------------- --------------------------
                                 2008         2007        2008          2007
                              -----------  ---------- ------------- ------------
     Income from Continuing   $  614,087   $ 295,834  $  2,014,736  $   721,223
     Operations

     Per Share Income from
     Continuing Operations          0.16        0.11          0.56         0.29

     Income (Loss) from
     Discontinued Operations    (251,769)    (17,856)   (1,470,232)     574,109

     Per Share Income (Loss)
     from Discontinued Ops         (0.07)      (0.01)        (0.39)        0.23

     Net Income (Loss)           362,318     277,978       544,504    1,295,332

     Per Share Net Income
     (Loss)                         0.10        0.10          0.15         0.53

3Q08 vs. 3Q07
-------------

     o The change in 3rd quarter earnings from continuing operations from 2007 to 2008 was caused primarily by increased investment income from the Company's investment in the SFF Group. The Company recorded approximately $574 thousand in investment income related to SFF Group for the quarter.
     o Priority Power generated approximately $302 thousand in income for the quarter ended September 30, 2008 as compared to approximately $596 thousand for the same quarter in 2007. This decrease in earnings was caused by flat revenue and an increase in payroll expenses related to the addition of sales staff.
     o W Power incurred a loss of approximately $252 thousand for the quarter ended September 30, 2008 as compared to income of approximately $34 thousand for the same quarter in 2007. The sharp decrease in earnings at W Power was caused primarily by charges related to the discontinuation of the business. The Company does not expect further material expenses related to W Power. (See Note R).

     In the second quarter of 2008 W Power and Light experienced a significant adverse impact from price escalation in wholesale electricity and natural gas prices. Management determined that the escalation was likely to continue into the future. Additionally, the Company recognized significant changes in the ERCOT electricity spot market driven both by high natural gas prices and a fundamental shift in energy and capacity availability across Texas.

     After noting these structural market changes, and assessing their impact on W Power's retail electricity business unit, management presented a plan to the Board of Directors to discontinue all retail electricity power operations. Recognizing the significant opportunities for business development, acquisitions, and growth in other areas of the Corporation, in addition to the large capital requirements to grow REP operations, the Board of Directors approved the plan to discontinue operations. The Company does not expect further material expenses related to W Power.

     Revenues
     --------

     o The Company's consolidated revenues, after reclassifying W Power to discontinued operations, were approximately $1.15 million for the quarter ended September 30, 2008, compared to $1.17 million for the same quarter in 2007. This modest variation is primarily attributable to changes in Priority Power's customer portfolio and small changes in customers' energy usage.

     Operating Expenses
     ------------------

     o Total operating expenses for the quarter ended September 30, 2008 and 2007 were $1.1 million and $894 thousand, respectively; this increase was primarily attributable to growth in general and administrative expenses as described below.
     o For the quarter ended September 30, 2008 general and administrative costs increased approximately $355 thousand versus the same quarter in 2007. This increase is primarily associated with growth in the Priority Power sales force and audit fees related to the Company's investment in the SFF Group.

     Other (expense) income
     ----------------------

     For the quarter ended September 30, 2008 as compared to the same quarter in 2007 the Company experienced an increase of approximately $563 thousand in other income. This increase was caused by the following factors:

     o Earnings from the Company's investment in the SFF Group of approximately $574 thousand.
     o An increase of approximately $37 thousand in income from the Yarborough Allen Field.
     o A decrease of approximately $76 thousand in interest income resulting from a reduction in interest bearing cash deposits.

First nine months of 2008 vs. First nine months of 2007
-------------------------------------------------------

     o The increase in earnings from continuing operations from 2007 to 2008 was caused primarily by $1.4 million in earnings from the Company's investment in the SFF Group as well as the recognition in 2008 of a $535 thousand gain from the final distribution paid to the Company as a unit-holder in the Santa Fe Energy Trust.
     o Priority Power generated approximately $1.2 million in net income for the nine months ended September 30, 2008 as compared to a net income of approximately $1.6 million for the nine month ended September 30, 2007. The reduction in income is primarily attributable to increased payroll expenses resulting from the addition of sales people.
     o W Power incurred a loss of approximately $1.5 million for the nine months ended September 30, 2008 as compared to net income of approximately $615 thousand for the nine months ended September 30, 2007. The sharp decrease in earnings at W Power was caused primarily by charges related to the discontinuation of retail electric operations and adjustments in line loss estimates. (See Note R).

     Revenues
     --------

     o The Company's consolidated revenues, after reclassifying W Power to discontinued operations, were approximately $3.5 million for the nine months ended September 30, 2008, compared to $2.9 million for the nine months ended September, 2007. This change is primarily due to an increase in aggregation fee revenue and $300 thousand earned as part of a power plant development contract recognized in the first quarter of 2008.

     Operating Expenses
     ------------------

     o Total operating expenses for the nine months ended September 30, 2008 and 2007 were $3.3 million and $2.3 million, respectively; this increase was primarily attributable to growth in general & administrative expenses as described below.
     o For the nine months ended September 30, 2008 general and administrative costs increased approximately $945 thousand versus the nine months ended September 30, 2007. This increase is primarily associated with growth in the Priority Power sales force and corporate governance costs such as Sarbanes Oxley compliance.

     Other (expense) income
     ----------------------

     For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 the Company experienced an increase of approximately $1.7 million in other income. This increase was caused by the following factors:

     o The final distribution made to the Company as a unit-holder in the Santa Fe Energy Trust, which resulted in a gain of approximately $535 thousand.
     o Earnings from the Company's investment in the SFF Group of approximately $1.4 million.
     o The Company also had an increase of approximately $100 thousand in interest expense, primarily related to acquisition related debt and a decrease of interest income of approximately $148 thousand, primarily related to a reduction in interest bearing cash deposits.

Book Value per Share
--------------------

The primary metric that the Company's management uses when making operating and investment decisions is Book Value per Share ("BVPS"). BVPS is calculated as Total Shareholder Equity divided by the Fully Diluted Number of Shares Outstanding as of the measurement date. Management's belief is that if the Company consistently delivers increases in BVPS, it will maximize value to the shareholder over the long term. As of September 30, 2008 the Company's BVPS is $3.95 compared to $3.97 at September 30, 2007.

Analysis of Cash Flows

Operating Activities
--------------------

During the first nine months of 2008, net cash used in operating activities was approximately $592 thousand. This was driven by a number of factors:

     -    Income from continuing operations of approximately $2 million
     - Cash outflows of approximately $1 million for W Power's exit from the retail electric market.
     -    Earnings of $1.4 million from the Company's investment in SFF Group.

Investing Activities
--------------------

For the first nine months of 2008, the net cash provided by investing activities was approximately $6.2 million. This was driven by three primary activities:

     - Liquidation of the Company's investment in the Santa Fe Energy Trust, which provided $4.0 million in cash.
     -    Distributions totaling $2.6 million from the SFF Group.
     -    The purchase of the Yarborough Allen Field assets for $1.7 million.
     -    A decrease in restricted cash which provided $1.7 million in cash.

Based on current commodity prices and production volumes, the Company expects to receive regular cash distributions from SFF Group ranging from approximately $300 - 500 thousand per quarter.

Financing Activities
--------------------

Net cash used in financing activities for the first nine months of 2008 was approximately $4.0 million. This is primarily related to repayment of notes for the purchase of Priority Power (the "NEMA" notes - See Note L) and stub financing related to the purchase of an interest in the SFF Group (See Note Q). Additionally, the Company paid $274 thousand in preferred dividends on the Preferred Class D stock in the first nine months of 2008.

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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Item 6, "Management's Discussion and Analysis or Plan of Operation" of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, contains a detailed discussion of our risk factors under the subheading "Risk Factors". There are no material changes in our risk factors as previously described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The Company's annual report for December 31, 2007 did not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in its annual report.

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

                                           AMEN Properties, Inc.


November 14, 2008                          By: /s/ Jon Morgan
                                           -------------------------------------
                                           Jon Morgan,
                                           Chief Executive Officer


November 14, 2008                          By: /s/ Kris Oliver
                                           -------------------------------------
                                           Kris Oliver,
                                           Chief Financial Officer and Secretary